Form 10-Q
period 2007-09-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2007-11-28
CIK 1407739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From            to            .

Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-8718331
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW Washington, D.C.	20005
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (202) 728-0044

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2007
Common Stock, $0.001 par value per share	35,453,833

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

DUPONT FABROS TECHNOLOGY, INC.

Balance Sheets

(in thousands)

	September 30, 2007 (unaudited)	July 17, 2007 (audited)
Assets
Cash	$—	$—
Prepaid offering costs	7,000	3,621

Total assets	$7,000	$3,621

Liabilities and stockholders’ equity
Due to related party	$7,000	$3,621
Stockholders’ equity:
Common stock, $0.001 par value, 1,000 shares authorized, issued and outstanding	—	—

Total stockholders’ equity	—	—

Total liabilities and stockholders’ equity	$7,000	$3,621

See accompanying notes.

DUPONT FABROS TECHNOLOGY, INC.

Notes to Balance Sheets

September 30, 2007

(Unaudited)

1. Organization

DuPont Fabros Technology, Inc. (“DFT” or the “Company”) was organized in the state of Maryland on March 2, 2007. As of September 30, 2007, DFT was authorized to issue up to 1,000 shares of common stock, par value $0.001 per share. DFT issued 1,000 shares of common stock on July 17, 2007. DFT had no operations from its formation through September 30, 2007.

DFT made an election to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended (the “Code”). DFT intends to qualify as a real estate investment trust (“REIT”) under the Code. DFT will generally not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements.

If DFT fails to qualify as a REIT in any taxable year, DFT will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if DFT qualifies for taxation as a REIT, DFT may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

2. Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared by management in accordance with accounting principles generally accepted in the United States.

3. Prepaid Offering Costs

In connection with DFT’s initial public offering (the “IPO”), certain legal, accounting and related costs have been incurred by affiliates of DFT. These costs will be reimbursed by DFT upon completion of the IPO and such costs were deducted from the gross proceeds of the offering.

4. Subsequent Events

We completed our IPO on October 24, 2007. The IPO resulted in the sale of 35,075,000 shares of common stock at a price per share of $21.00, generating gross proceeds to the Company of $736,575,000. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were approximately $678,000,000. DFT intends to elect to be taxed as a REIT commencing with its taxable year ending December 31, 2007.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. Upon completion of the IPO, the Company acquired the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007) and land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7.

On October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit. At this time, we do not know what corrective actions, if any, VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ may assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Our Executive Chairman, Lammot J. du Pont, and our President and Chief Executive Officer, Hossein Fateh, have agreed to personally indemnify us against any civil penalties or charges which may be assessed against us by VDEQ directly arising out of the notice of violation issued on October 5, 2007. We have accrued a $750,000 liability on ACC4’s books as of September 30, 2007 related to this claim based on our best estimate of the potential penalty and a corresponding $750,000 receivable related to the indemnification agreement. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES, LLC (PRIOR TO AUGUST 7, 2007)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
(Dollars in thousands)	(unaudited)	(audited)
ASSETS
Income producing property:
Land	$20,371	$1,071
Buildings and improvements	564,754	93,400

	585,125	94,471
Less: Accumulated depreciation	(8,121)	(2,450)

Net income producing property	577,004	92,021
Construction in progress and land held for development	159,279	—

Net real estate	736,283	92,021
Cash and cash equivalents	22,773	4,861
Rents and other receivables, net	8,045	4,338
Lease contracts above market value, net of accumulated amortization of $376 and $0, respectively	18,524	—
Deferred costs, net	28,112	12,568
Prepaid expenses and other assets	1,111	117

Total assets	$814,848	$113,905

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Liabilities:
Mortgages and notes payable	$458,863	$112,490
Accounts payable and accrued liabilities	70,073	2,305
Lease contracts below market value, net of accumulated amortization of $1,293 and $0, respectively	36,907	—
Advance rents	7,217	1,580
Due to related parties	1,216	4,535
Interest rate swap liability	2,718	—
Tenant security deposits	266	—

Total liabilities	577,260	120,910
Members’ equity (deficit)	237,588	(7,005)

Total liabilities and members’ equity (deficit)	$814,848	$113,905

See accompanying notes to consolidated financial statements.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES, LLC (PRIOR TO AUGUST 7, 2007)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Three months ended September 30,
	2007	2006
(Dollars in thousands)	(unaudited)	(unaudited)
Revenue:
Base rent	$10,765	$3,742
Recoveries from tenants	6,008	1,114
Other revenue	96	8

Total operating revenue	16,869	4,864
Expenses:
Real estate taxes	259	49
Insurance	78	33
Property operating costs	5,116	754
Management fees	825	306
Depreciation and amortization	4,549	1,091
General and administrative	125	80

Total operating expenses	10,952	2,313

Operating income	5,917	2,551

Other income and expense:
Interest income	130	40
Interest expense	(8,100)	(2,714)

Net loss	(2,053)	(123)
Other comprehensive loss—unrealized loss on interest rate swap	(2,718)	—

Comprehensive loss	$(4,771)	$(123)

See accompanying notes to consolidated financial statements.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES, LLC (PRIOR TO AUGUST 7, 2007)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

	Nine months ended September 30,
	2007	2006
(Dollars in thousands)	(unaudited)	(unaudited)
Revenue:
Base rent	$19,771	$3,742
Recoveries from tenants	9,553	1,114
Other revenue	96	8

Total operating revenue	29,420	4,864

Expenses:
Real estate taxes	382	49
Insurance	144	33
Property operating costs	7,810	800
Management fees	1,521	306
Depreciation and amortization	6,729	1,091
General and administrative	190	215

Total operating expenses	16,776	2,494

Operating income	12,644	2,370

Other income and expense:
Interest income	214	121
Interest expense	(13,862)	(3,446)

Net loss	(1,004)	(955)
Other comprehensive loss—unrealized loss on interest rate swap	(2,718)	—

Comprehensive loss	$(3,722)	$(955)

See accompanying notes to consolidated financial statements.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES, LLC (PRIOR TO AUGUST 7, 2007)

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(in thousands)

(Dollars in thousands)	(unaudited)
Members’ deficit at December 31, 2006	$(7,005)
Distributions to members	(14,874)
Step-up in basis from acquisition of the Acquired Properties	263,189
Net loss	(1,004)
Other comprehensive loss-change in fair value of interest rate swap	(2,718)

Members’ equity at September 30, 2007	$237,588

See accompanying notes to the consolidated financial statements.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES, LLC (PRIOR TO AUGUST 7, 2007)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2007	2006
(Dollars in thousands)	(unaudited)	(unaudited)
Cash flow from operating activities
Net loss	$(1,004)	$(955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,729	1,091
Amortization of loan costs	916	323
Write-off of unamortized loan costs	1,353	—
Amortization of lease contracts above and below market value	(917)	—
Changes in operating assets and liabilities
Rents and other receivables, net	(3,707)	(1,880)
Deferred costs	—	(6,579)
Prepaid expenses and other assets	(158)	(84)
Accounts payable and accrued expenses	(3,181)	1,987
Advance rents and other liabilities	702	1,074

Net cash provided by (used in) operating activities	733	(5,023)

Cash flow from investing activities
Acquisition of Acquired Properties, net of cash acquired	(222,341)	—
Acquisition and development of real estate	(44,619)	(75,267)
Repayment from affiliates	—	13,211

Net cash used in investing activities	(266,960)	(62,056)

Cash flow from financing activities
Proceeds from issuance of debt	446,764	81,664
Principal repayments of debt	(125,205)	—
Payments of financing costs	(8,325)	(123)
Related party borrowings (repayments)	(14,221)	1,554
Distributions to members	(14,874)	(13,000)

Net cash provided by financing activities	284,139	70,095

Net increase in cash and cash equivalents	17,912	3,016
Cash and cash equivalents, beginning	4,861	—

Cash and cash equivalents, ending	$22,773	$3,016

Supplemental disclosure of cash flow information
Cash paid during the period for interest (excluding interest capitalized)	$10,524	$2,084

See accompanying notes to consolidated financial statements.

SAFARI VENTURES LLC AND ITS PREDECESSOR, QUILL VENTURES LLC (PRIOR TO AUGUST 7, 2007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

1. Description of Business and Significant Accounting Policies

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending December 31, 2007.

We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 shares of common stock at a price per share of $21.00, generating gross proceeds to the Company of $736,575,000. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were approximately $678,000,000.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. Upon completion of the IPO, the Company acquired the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007) and land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7.

For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties – VA3, VA4, ACC2, and CH1—were determined to be the “Acquired Properties”. For accounting purposes, as the Predecessor is considered to be the acquiring entity, the assets and liabilities of the Predecessor are presented on a historical cost basis and the contribution of the interests of the Acquired Properties are recorded at their estimated fair value. Thus the accompanying unaudited consolidated financial statements cover only the Predecessor and the Acquired Properties. Operating results for the Acquired Properties are only reflected for the period August 7, 2007 to September 30, 2007.

The Predecessor and Acquired Properties include the following entities/data center properties:

Operating Properties	Date Formed	State of Organization
Rhino Interests LLC/ACC2	December 2, 2005	Delaware
Quill Ventures LLC/ACC3	September 21, 2005	Delaware
Lemur Ventures LLC/VA3	March 26, 2003	Delaware
Porpoise Ventures LLC/VA4	June 27, 2005	Delaware

Development Property	Date Formed	State of Organization
Tarantula Ventures LLC/CHI	February 7, 2007	Delaware

Land Held for Development	Date Formed	State of Organization
Fox Ventures LLC/ACC5 and ACC6	August 7, 2007	Delaware

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Form S-11.

These unaudited financial statements include the financial position and results of operations of our Predecessor through August 6, 2007 and reflect its acquisition of the Acquired Properties, effective August 7, 2007, at fair market value. Accordingly, the results of operations for the three and nine months ended September 30, 2007 include the results of operations of the Predecessor for all months in the reporting periods and the results of operations of the Acquired Properties from their date of acquisition, August 7, 2007. The financial position and operating results do not include the data center known as ACC4 nor do they include two pieces of land held for development in Piscataway, New Jersey (referred to as NJ1) and Ashburn, Virginia (referred to as ACC7) as these were not acquired until the IPO formation transactions on October 24, 2007. The unaudited financial statements also do not reflect the Company’s acquisition of property management and other services and thus the internalization of these services.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income-Producing Property

The Predecessor’s data center, ACC3, is recorded at cost, including the external direct costs of the acquisition. The acquisition costs of the Predecessor’s data center properties are allocated among land, buildings and improvements, and any personal property acquired based on estimated relative fair values at the time of acquisition. The Acquired Properties’ data centers (ACC2, VA3, VA4 and CH1) are recorded at their estimated fair value on the date of acquisition, August 7, 2007. All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted average borrowing rate of debt of Safari to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $823,000 and $0 during the three months ended September 30, 2007 and 2006, respectively and $823,000 and $2,630,000 during the nine months ended September 30, 2007 and 2006, respectively.

We allocated the purchase price of the Acquired Properties to the related physical assets and in-place leases based on their relative fair values, in accordance with SFAS No. 141. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, improvements, and any personal property based on replacement cost estimates and other relevant information.

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on the Company’s balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangibles, associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively. Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense totaled $4,015,000 and $829,000 for the three months ended September 30, 2007 and 2006, respectively and $5,671,000 and $829,000 for the nine months ended September 30, 2007 and 2006, respectively. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded for the three and nine months ended September 30, 2007 and 2006 in the accompanying consolidated financial statements.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2007 there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents

We consider all demand deposits, money market accounts, and repurchase agreements purchased with a maturity date of three months or less, at the date of purchase to be cash equivalents. Our account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We mitigate this risk by depositing a majority of our funds with major financial institutions. We have not experienced any losses and believe that the risk is not significant.

Deferred Costs

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. On August 7, 2007, we paid off the ACC3 mortgage loan with borrowings under the KeyBank Credit Facility. This resulted in the write-off of the remaining unamortized deferred financing costs related to the ACC3 mortgage loan in the amount of $1,353,000, which was recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss. Amortization of the deferred financing costs included in interest expense totaled $440,000 and $238,000 for the three months ended September 30, 2007 and 2006 and totaled $916,000 and $323,000 for the nine months ended September 30, 2007 and 2006, respectively. Balances, net of accumulated amortization, at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Financing costs	$8,325,000	$2,901,000
Accumulated amortization	(373,000)	(975,000)

Financing costs, net	$7,952,000	$1,926,000

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. On August 7, 2007, in connection with the acquisition of the Acquired Properties, we recorded $10,576,000 of leasing costs. Amortization expense totaled $534,000 and $262,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense totaled $1,058,000 and $262,000 for the nine months ended September 30, 2007 and 2006, respectively. Balances, net of accumulated amortization, at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Leasing costs	$21,742,000	$11,166,000
Accumulated amortization	(1,582,000)	(524,000)

Leasing costs, net	$20,160,000	$10,642,000

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At September 30, 2007 and December 31, 2006, the fuel inventory was $786,000 and $105,000, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Debt Obligations

We enter into various debt agreements whose terms require certain additional costs and fees to be paid upon retirement of the debt. These additional costs and fees are accrued using the effective interest method and are recorded in interest expense with the related liability included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

Interest Rate Derivative Instruments

We account for derivative activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which requires all derivative instruments to be carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Advance Rents

Advance rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time they are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the term of the leases. The amount of the straight-line rent receivable on the consolidated balance sheets included in rents and other receivables, net was $7,807,000 and $4,185,000 as of September 30, 2007 and December 31, 2006, respectively. Rental income is recognized on a straight-line basis over the term of the lease, which commences when control of the space and the critical power have been provided to the tenant. Lease Intangible assets and liabilities that have resulted from above market and below market leases that were acquired, are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. On August 7, 2007 in connection with the acquisition of the Acquired Properties we recorded a Lease Intangible asset of $18,900,000 for above market lease contracts and an intangible Lease Liability of $38,200,000 for below market lease contracts. As of September 30, 2007 the balance of unamortized Lease Intangible assets for above market contracts was $18,524,000 and the balance of unamortized Lease Intangible liabilities for below market contracts was $36,907,000. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease are written off to rental revenue.

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of September 30, 2007 and December 31, 2006, no allowance was considered necessary.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes incurred by us. The reimbursements are included in rental income in the consolidated statements of operations in the period the applicable expenditures are incurred.

Real Estate Sales

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, we recognize sales at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and there is no significant continuing involvement.

Income Taxes

We are a partnership for income tax purposes, therefore are not subject to U.S. federal income tax on our income. Results of operations are included proportionately in the federal income tax returns of the individual members; therefore, no provision for federal income taxes is included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have an effect on our financial position and results of operations.

2. Acquisitions

On August 7, 2007, the Predecessor acquired the following income producing properties: ACC2, VA3 and VA4, and a property under development, CH1. The Company plans to develop the CH1 property in two phases and expects to incur total development costs of approximately $365,000,000, excluding capitalized interest. Completion of phase 1 is expected in 2008.

The allocation of the purchase price of the Acquired Properties to the assets acquired and liabilities assumed in accordance with SFAS No. 141 was as follows:

Income producing property:
Land	$19,300,000
Buildings and improvements	470,556,000

Net income producing property	489,856,000
Construction in progress and land held for development	86,588,000

Net real estate	576,444,000

Cash and cash equivalents	17,507,000
Lease contracts above market value	18,900,000
Deferred costs, net	10,576,000
Prepaid expenses and other assets	836,000

Assets acquired at fair value	624,263,000

Mortgages and notes payable	(24,814,000)
Accounts payable and accrued liabilities	(42,109,000)
Lease contracts below market value	(38,200,000)
Advance rents	(4,945,000)
Due to related parties	(10,902,000)
Tenant security deposits	(256,000)

Liabilities assumed at fair value	(121,226,000)
Less: Cash paid for Acquired Properties	(239,848,000)

Step-up in basis from acquisition of the Acquired Properties	$263,189,000

If the acquisition of the Acquired Properties had occurred on January 1, 2006 then the unaudited results of operations for the nine months ended September 30, 2007 and 2006 on a pro forma basis would have been as follows:

	Nine Months Ended September 30,
	2007	2006
Revenue	$68,106,000	$48,022,000
Expenses	44,938,000	33,941,000
Operating income	23,168,000	14,081,000
Net loss	(1,215,000)	(10,030,000)

The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations. The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of revenue for straight-line revenue and amortization of above market and below market lease contracts, (ii) the adjustment of depreciation and amortization expense for the step up of the real estate assets’ value and the adjustment to lease commissions under SFAS No. 141 and (iii) the adjustment of interest expense for the refinancing of the Acquired Properties’ mortgage loans with borrowings under the KeyBank Credit Facility.

3. Real Estate Assets

The following is a summary of properties owned by Safari at September 30, 2007:

Property	Location	Rentable Square Feet (Unaudited)	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
Operating Properties
ACC3	Ashburn, VA	79,600	$1,071,000	$94,198,000	$—	$95,269,000
ACC2	Ashburn, VA	53,397	2,500,000	157,100,000	903,000	160,503,000
VA3	Reston, VA	144,901	10,000,000	172,881,000	26,000	182,907,000
VA4	Bristow, VA	90,000	6,800,000	140,575,000	—	147,375,000

		367,898	20,371,000	564,754,000	929,000	586,054,000

Development Property
CH1	Elk Grove, IL	211,140	—	—	146,347,000	146,347,000

Land Held for Development
ACC5/6	Ashburn, VA	—	—	—	12,003,000	12,003,000

		579,038	$20,371,000	$564,754,000	$159,279,000	$744,404,000

4. Leases

For the three and nine months ended September 30, 2007, two tenants accounted for approximately 94% and 97%, respectively, of the total consolidated data center rental income. Each tenant accounted for $7,436,000 and $314,000 of rents and other receivables, respectively, all of which are straight-line rent receivables, and $4,496,000 and $2,228,000 of advance rents as of September 30, 2007. The Company does not hold security deposits from these tenants. All tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

5. Debt

On August 7, 2007, Safari entered into a $200,000,000 secured term loan and a $275,000,000 senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a total of $433,185,000 was outstanding as of September 30, 2007. This revolver balance was repaid at the time of the IPO on October 24, 2007. As of November 26, 2007, the revolver balance was $10,000,000.

Upon consent of the lender, the revolving facility may be increased by up to $200,000,000 to a total borrowing capacity of $475,000,000 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of this feature, we anticipate that we would need to add properties to the borrowing base. Both loans bore interest at the rate of LIBOR (5.12375% at September 30, 2007) plus 2.25% payable monthly on an interest-only basis. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

The interest rate associated with the revolving facility decreased following the IPO to a range between LIBOR plus 1.25% and LIBOR plus 1.70%, depending on our applicable leverage ratio, and the interest rate on our term loan decreased to LIBOR plus 1.50%. Our four stabilized operating properties comprise our current borrowing base. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may only be removed with the approval of our lenders. In addition, the revolving facility and term loan contain customary covenants. As of September 30, 2007, we were in compliance with all applicable covenants.

As part of the KeyBank refinancing, Safari repaid the mortgage loan on ACC3 totaling $125,205,000. In addition, Safari also paid an exit fee on this loan totaling $1,267,000 resulting in a charge to interest expense of $661,000. Also, we wrote off the unamortized deferred financing costs related to the ACC3 mortgage loan which resulted in a charge to interest expense of $1,353,000.

On February 28, 2007, Tarantula entered into a $30,144,000 promissory note with Lehman Brothers Holdings Inc. relating to the financing of CH1 of which $25,678,000 was outstanding at September 30, 2007. The note bears interest at a variable interest rate (which adjusts daily) equal to the sum of the one-month LIBOR plus 3.5% (8.62375% at September 30, 2007), provided that in no event will the variable interest rate be less than 8.5% per annum. Beginning March 1, 2007, monthly payments of interest only are due under the terms of the note. An exit fee equal to $301,000 (1.0% of the note amount) is due when the loan is paid in full. The note matures on March 1, 2008, and can be extended for an additional 12 months subject to certain conditions and payment of an extension fee equal to $151,000 (0.5% of the note amount). The note is collateralized by the CH1 assets with an aggregate net book value of $146,347,000 at September 30, 2007.

At September 30, 2007 and December 31, 2006, Safari’s debt was as follows:

	September 30, 2007	December 31, 2006
KeyBank revolving credit facility, variable interest rate of LIBOR plus 2.25% (7.37375% at September 30, 2007), matures August 2010	$233,185,000	$—
KeyBank term loan, variable interest rate of LIBOR plus 2.25% (7.37375% at September 30, 2007), matures August 2011	200,000,000	—
CH1, variable interest rate of LIBOR plus 3.5% (8.62375% at September 30, 2007), matures March 2008	25,678,000	—
ACC3, variable interest rate of LIBOR plus 3.5% scheduled maturity of January 2009 (repaid in full with a portion of the net proceeds from the KeyBank Credit Facility)	—	112,490,000

	$458,863,000	$112,490,000

6. Derivative Instruments

On August 15, 2007 Safari entered into a $200,000,000 interest rate swap agreement with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Credit Facility to be effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200,000,000 of the KeyBank Credit Facility at 4.997% plus the credit spread of 1.5%. We have designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap has been recorded in other comprehensive income and reclassified into interest expense as the hedged forecasted interest payments are recognized. Any ineffective portion of the hedging relationship will be recorded directly to earnings.

As of September 30, 2007, the cumulative reduction in fair value of the interest rate swap of $2,718,000 was recognized as a liability and deferred in members’ equity in the accompany consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness.

7. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007, DFD Technical Services LLC (DFTS), an entity in which three of the members of Safari own an interest, was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $648,000 and $246,000 for the three months ended September 30, 2007 and 2006, respectively and $1,187,000 and $246,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, $532,000 and $497,000, respectively, of such fees were payable.

Prior to the closing of the IPO on October 24, 2007, DuPont Fabros Development LLC (DFD), an entity in which two of the members of Safari own an interest, earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations and comprehensive loss, incurred with DFD totaled $177,000 and $60,000 for the three months ended September 30, 2007 and 2006, respectively and totaled $334,000 and $60,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, $133,000 and $119,000, respectively, of such fees were payable.

Bookkeeping fees incurred with DFD totaled $27,000 and $9,000 for the three months ended September 30, 2007 and 2006, respectively, and totaled $47,000 and $9,000 for the nine months ended September 30, 2007 and 2006, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

In addition, DFD was reimbursed for salaries and overhead expenses related to operation management totaling $302,000 and $80,000 for the three months ended September 30, 2007 and 2006, respectively and $529,000 and $80,000 for the nine months ended September 30, 2007 and 2006, respectively. These fees are included in property operating costs in the accompanying consolidated statements of operations and comprehensive loss.

Prior to the closing of the IPO on October 24, 2007, DFD was paid leasing commissions, which were capitalized and amortized over the term of the lease. Leasing commissions were determined based on approximately 5% of the total rental revenue of the executed lease. During the three months ended September 30, 2007 and 2006, no leasing commissions were incurred. During the nine months ended September 30, 2007 and 2006, $0 and $4,520,000, respectively was incurred. At September 30, 2007 and December 31, 2006, $0 and $2,260,000, respectively, of leasing commissions were payable.

Prior to the closing of the IPO on October 24, 2007, DFD was paid development and construction management fees, which were capitalized, for their services in the development of properties and build-out of the infrastructure. During the three months ended September 30, 2007 and 2006, $0 and $9,713,000, respectively, was incurred. During the nine months ended September 30, 2007 and 2006, $0 and $11,735,000, respectively was incurred. At September 30, 2007 and December 31, 2006, $0 and $337,000, respectively, of such fees were payable.

In addition, due to related parties includes amounts due to DFD and affiliated entities of $551,000 and $1,322,000 at September 30, 2007 and December 31, 2006, respectively, for advances, salaries and overhead, and operating cost reimbursements.

Related party payables are due on demand without interest.

At December 31, 2005, $13,211,000 was due from DFD to ACC3, which related to proceeds from a loan refinancing. The amount was repaid in January 2006 without interest.

8. Statements of Cash Flows—Supplemental Disclosures

During the nine months ended September 30, 2007 and 2006, $30,000 and $377,000, respectively, of amortization of loan fees were capitalized to real estate.

During the nine months ended September 30, 2007 and 2006, accounts payable and accrued expenses in the amount of $29,177,000 and $1,368,000 respectively, were capitalized to real estate.

During nine months ended September 30, 2007 we recorded a loss to other comprehensive loss which is reflected in members’ equity on the consolidated balance sheets, to adjust our interest rate swap to its fair value.

9. Commitments and Contingencies

On November 28, 2007, we entered into a contract with Holder Construction Group, LLC to construct Phase 1 of CH1 for an amount not to exceed $167,000,000.

As of November 28, 2007, we have entered into commitments via our construction vendor to purchase $50,028,000 of equipment and labor related to NJ1 including rotary UPS, generators, structural precast work, electrical work and mechanical work. In addition, we have entered into commitments via our construction vendor to purchase $21,819,000 of equipment and labor related to SC1 including rotary UPS, generators and mechanical work. Also, we have entered into commitments via our construction vendor to purchase $32,283,000 of equipment and labor related to ACC5 including rotary UPS, generators, structural precast work, electrical work and mechanical work.

In March 2007, we were cited by the Virginia Department of Environmental Quality (VDEQ) compliance office regarding the emissions from the ACC2 diesel generators exceeding short-term emission limits. We commenced a study to develop a remediation plan and currently estimate future capital expenditures of approximately $650,000 to reduce emissions to be in conformance with state limits, which was accrued during the three months ended March 31, 2007. In addition, VDEQ had preliminarily indicated that we could be subject to penalties up to $200,000, but that the penalties may be reduced if deemed that we promptly remediated the violation. We accrued $100,000 as our best estimate of the penalty in the three months ended March 31, 2007. In September 2007, VDEQ issued a consent order fining us $169,000 of which the remaining $69,000 was accrued during the three months ended June 30, 2007.

On October 19, 2007, we received a notice of violation from the VDEQ, regarding certain diesel generators at VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations. Our Executive Chairman, Lammot J. du Pont, and our President and Chief Executive Officer, Hossein Fateh, have agreed to indemnify us against any direct or indirect claims, liabilities, damages and penalties, including without limitation costs resulting from changes to third party contracts, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ended October 24, 2010 as a result of the alleged violations cited in the October 19, 2007 notice from VDEQ and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. At this time, we do not know what corrective actions, if any, VDEQ may require and the estimated range of penalties is $150,000 to $750,000. Our best estimate of the penalty is $200,000 which we have accrued as a liability and a receivable as of September 30, 2007. However , we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

10. Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts we would realize in a current market exchange.

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2007:

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•

Rents and other receivables, accounts payable and accrued liabilities, due to/from related parties, and advance rents: The carrying amount of these assets and liabilities reported in the balance sheet approximates fair value because of the short-term nature of these amounts.

•

Debt: Borrowings are floating rate instruments and management believes that for similar financial instruments with comparable credit risks, the stated interest rates as of September 30, 2007 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value.

11. Subsequent Events

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares at a price per share of $21.00, generating gross proceeds to the Company of $736,575,000. The proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees but prior to other offering costs, were $685,015,000. As part of the IPO we issued 448,126 shares of common stock to directors, employees and consultants on October 18, 2007. Of this amount, 70,293 shares were returned to the company to pay for employee taxes. The shares either vested on October 18, 2007 or will vest in January 2008 and July 2008. For the shares that vested on October 18, 2007 we will record a one-time expense of $7,909,000 in the fourth quarter of 2007 and for the restricted shares we will record an expense of approximately $750,000 in the fourth quarter of 2007. Also, on October 18, 2007 certain employees and consultants received 290,123 LTIP units in DuPont Fabros Technology, L.P., the operating partnership of DuPont Fabros Technology, Inc. These LTIP units were fully vested on October 18, 2007 and we will record a one-time expense of $5,605,000 in the fourth quarter of 2007.

As part of the IPO formation transactions on October 24, 2007, we also acquired for a total of approximately $484,000,000 a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of our properties from entities affiliated with our sponsors, Lammot J. du Pont, the Executive Chairman of our board of directors, and Hossein Fateh, our President and Chief Executive Officer. After the IPO, we will be self-managed, and therefore, the property management, development, leasing, asset management and technical services agreements and arrangements will not generate any additional cash flow on a consolidated basis. Therefore, these contracts do not qualify to be recorded as intangible assets, and the consideration paid by the Company represents a settlement of these arrangements. Accordingly, the consideration paid for those contracts of approximately $176,000,000 will be reflected as a one-time expense in the fourth quarter of 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our markets or the technology industry;

•	general and local economic conditions; defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties and operations;

•	our failure to qualify and maintain our qualifications as a REIT;

•	possible adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	changes in real estate and zoning laws; and

•	increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance including factors and risks included in other sections of this report. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors,” beginning on page 20 of our prospectus filed with the Securities and Exchange Commission on October 18, 2007 pursuant to Rule 424(b) under the Securities Act. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (“we”, “us” or the “Company”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a leading owner, developer, operator and manager of wholesale data centers. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo! and Google—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases. The phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases.

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $678.0 million.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. Upon completion of the IPO, the Company acquired the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007) and land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7.

For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties – VA3, VA4, ACC2, and CH1 were the “Acquired Properties”. For accounting purposes, the Predecessor is considered to be the acquiring entity and is presented on a historical cost basis and the contribution of the interests of the Acquired Properties has been recorded at their estimated fair value. Thus the accompanying unaudited consolidated financial statements cover only the Predecessor and the Acquired Properties. Operating results for the Acquired Properties are only reflected for the period August 7, 2007 to September 30, 2007.

The Predecessor and Acquired Properties include the following entities/data center properties:

Operating Property	Date Formed	State of Organization
Rhino Interests LLC/ACC2	December 2, 2005	Delaware
Quill Ventures LLC/ACC3	September 21, 2005	Delaware
Lemur Ventures LLC/VA3	March 26, 2003	Delaware
Porpoise Ventures LLC/VA4	June 27, 2005	Delaware

Development Property	Date Formed	State of Organization
Tarantula Ventures LLC/CHI	February 7, 2007	Delaware

Land Held for Development	Date Formed	State of Organization
Fox Ventures LLC/ACC5 and ACC6	August 7, 2007	Delaware

In addition to the properties described above, we also acquired for approximately $484 million as part of the IPO formation transactions on October 24, 2007, a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of our properties from entities affiliated with our sponsors, Lammot J. du Pont, the Executive Chairman of our board of directors, and Hossein Fateh, our President and Chief Executive Officer. By combining our properties with these core operating functions, we believe we will be well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our initial operating properties. We believe our data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world’s largest technology companies. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by our tenants to operate their computer servers. Because we believe that critical load is the primary factor that tenants evaluate in choosing a data center, we establish our rents based on both the amount of power that we make available to our tenants and the amount of raised square footage that our tenants are occupying. The relationship between raised square footage and critical load can vary significantly from one facility to the next. For example, a data center that is smaller in terms of raised square footage may contain infrastructure that provides its tenants with critical load that exceeds the power capacity of a data center with a significantly larger footprint.

With respect to operating expenses, we have negotiated expense pass-through provisions in each of our leases under which our tenants are required to pay for most of our operating expenses. In particular, our tenants are required to pay all of their direct operating expenses, including direct electric, as well as their pro rata share of indirect operating expenses, including real estate taxes and insurance. As we complete the build-out of our development properties, we intend to continue to structure our future leases to contain expense pass-through provisions, which are also referred to as triple net leases.

In the future, we intend to continue our focus on the performance of our initial portfolio of operating properties, as well as our pursuit of growth through the build out and leasing up of our portfolio of development properties. Although each of our initial operating properties is located in Northern Virginia, as we complete the expected build out of our development properties, including the development of planned data centers in suburban Chicago, Illinois, Piscataway, New Jersey and Santa Clara, California, our portfolio of data centers will become more geographically diverse in the future.

Historically, we have paid property management and asset management fees to affiliates of our sponsors. Although, under the terms of our leases, we charge our tenants property management fees as additional rent, we do not pass through the asset management fees to our tenants. In connection with the formation transactions, our sponsors are contributing these management agreements to us and, as a result, we will not be required to pay these management fees following the completion of this offering. We will, however, continue to charge property management fees to our tenants in the future.

Critical Accounting Policies

We have provided a summary of our significant accounting policies in Note 1 to our financial statements included elsewhere in this 10-Q. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. As discussed below, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the location, the condition of the property and improvements, and numerous other factors, including the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, and favorable or unfavorable financing.

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of their fair values in accordance with SFAS No. 141, Business Combinations. This includes determining the value of the property and improvements, land, in-place tenant leases, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires judgment and some of the estimates involve complex calculations.

These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the statements of operations and comprehensive loss.

Capitalization of costs. We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. Costs previously capitalized related to any potential property acquisitions no longer considered probable are written off, which may have a material adverse effect on our net income. The selection of costs to capitalize and the determination of whether an acquisition is probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized.

Useful lives of assets. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Asset impairment evaluation. We review the carrying value of our properties when circumstances, such as adverse market conditions and loss of tenants, indicate potential impairment may exist. We base our review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Results of Operations

        Our Predecessor consists of one operating property, ACC3, which we brought into service as a wholesale data center in June 2006. Our Acquired Properties consist of our three other properties that were in service as of September 30, 2007, ACC2, VA3 and VA4 and a property that was under development as of September 30, 2007, CH1. The financial statements include the financial position and results of operations of our Predecessor through August 6, 2007 and reflect the acquisition of the Acquired Properties, effective August 7, 2007, at fair market value. Accordingly, the results of operations for the three and nine months ended September 30, 2007 include the results of operations of the Predecessor for all months in the reporting periods and the results of operations of the Acquired Properties from their date of acquisition, August 7, 2007. The financial position and operating results do not include the data center known as ACC4 nor do they include two pieces of land held for development, ACC7 and NJ1, as these were not acquired until the IPO formation transactions on October 24, 2007. Since ACC3 was not placed in service until June 2006 and we acquired the Acquired Properties on August 7, 2007, no meaningful comparison to the prior year periods can be made.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating Revenue. Operating revenue for the three months ended September 30, 2007 was $16.9 million which is an increase of $12.0 million or 245% over the prior period revenue of $4.9 million. The increase is due to the acquisition of ACC2, VA3 and VA4 on August 7, 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2007 were $11.0 million which is an increase of $8.7 million or 378% over the prior period operating expenses of $2.3 million. The increase is due to the acquisition of ACC2, VA3 and VA4 on August 7, 2007. Of the total increase, $4.4 million was attributable to increased property operating costs, $3.5 million was attributable to increased depreciation and amortization expense and $0.5 million was attributable to an increase in our management fees.

Interest Expense. Interest expense for the three months ended September 30, 2007 was $8.1 million which is an increase of $5.4 million or 200% over the prior period interest expense of $2.7 million. The increase is due to entering into the KeyBank Refinancing to refinance the debt of the Acquired Properties and our Predecessor. Also, included in interest expense in the three months ended September 30, 2007 is the write-off of unamortized deferred financing costs of $1.4 million and the payment of unaccrued exit fees of $0.7 million due to the early payoff of the ACC3 mortgage loan as a result of the KeyBank Refinancing.

Net Loss. Net loss for the three months ended September 30, 2007 was $2.1 million compared to $0.1 million in the prior period. The increase is due to the one-time charges discussed above of $2.1 million related to the early payoff of the ACC3 mortgage loan.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating Revenue. Operating revenue for the nine months ended September 30, 2007 was $29.4 million which is an increase of $24.5 million or 500% over the prior period revenue of $4.9 million. The increase is due to the acquisition of ACC2, VA3 and VA4 on August 7, 2007 and the placement of ACC3 into service in June 2006.

Operating Expenses. Operating expenses for the nine months ended September 30, 2007 were $16.8 million which is an increase of $14.3 million or 572% over the prior period operating expenses of $2.5 million. The increase is due to the acquisition of ACC2, VA3 and VA4 on August 7, 2007 and the placement of ACC3 into service in June 2006. Of the total increase, $7.0 million was attributable to increased property operating costs, $5.6 million was attributable to increased depreciation and amortization expense, $1.2 million was attributable to an increase in our management fees and $0.3 million was attributable to an increase in real estate taxes.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $13.9 million which is an increase of $10.5 million or 309% over the prior period interest expense of $3.4 million. The increase is due to the placement of ACC3 into service in June 2006 and the entering into the KeyBank Refinancing to refinance the debt of the Acquired Properties and the Predecessor. Also, included in interest expense in the nine months ended September 30, 2007 is the write-off of unamortized deferred financing costs of $1.4 million and the payment of unaccrued exit fees of $0.7 million due to the early payoff of the ACC3 mortgage loan as a result of the KeyBank Refinancing.

Net Income (Loss). Net loss for the nine months ended September 30, 2007 and 2006 was $1.0 million.

Liquidity and Capital Resources

We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending December 31, 2007. As a REIT we will be required to distribute at least 90% of our taxable income to our stockholders on an annualized basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, we will need to meet these needs from cash generated from operations and external sources of capital. In addition, our liquidity may be negatively impacted by unanticipated increases in project development cost (including the cost of labor and materials and construction delays), and rising interest rates.

KeyBank Credit Facility

On August 7, 2007, we entered into a $275.0 million revolving credit facility and a $200.0 million term loan (together the “KeyBank Credit Facility”), both of which are arranged by KeyBank National Association and each of which is secured by VA3,

VA4, ACC2 and ACC3. As of September 30, 2007, there was $200.0 million outstanding on the term loan and $233.2 million outstanding on our revolving facility, which has a maximum capacity of $275.0 million. This revolver balance was repaid at the time of the IPO on October 24, 2007. As of November 26, 2007, the revolver balance was $10.0 million. The terms of the revolving facility include an accordion feature, which would enable us to increase the amount of the revolving facility by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of and debt service on the properties included in our borrowing base, the possibility that we may need to add properties to the borrowing base and the agreement of participating lenders to fund the increased amount. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due on maturity at August 7, 2011, with no option to extend.

As of September 30, 2007, the interest rate on our term loan was LIBOR (5.12375% at September 30, 2007) plus 2.25% and as of October 24, 2007, the interest rate on our term loan was lowered to LIBOR plus 1.50%, which we have effectively fixed at 6.497% through the use of an interest rate swap. The interest rate associated with the revolving facility was LIBOR plus 2.25% and post-IPO was lowered to LIBOR plus 1.25%. Future interest rates on the revolving facility will depend on our applicable leverage ratio, which is defined by our credit agreement as the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

Applicable Leverage Ratio	Applicable Interest Rate
Less than 40%	LIBOR plus 1.25%
Greater than or equal to 40% but less than 50%	LIBOR plus 1.40%
Greater than or equal to 50% but less than 60%	LIBOR plus 1.60%
Greater than or equal to 60%	LIBOR plus 1.70%

Our four stabilized properties comprise our current borrowing base. In the future, we may add additional properties to our borrowing base, which would subject those properties to additional restrictions. Also, any equity interest that we may hold in any of our properties, whether or not included in our borrowing base, will provide additional collateral with respect to our term loan and revolving facility.

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in merger and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of tangible net worth plus the sum of (a) 75% of the net proceeds of the Offering and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of September 30, 2007, we were in compliance with all applicable covenants.

On August 15, 2007 we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Debt to be effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the KeyBank Debt at 4.997% plus the applicable credit spread, which on October 24, 2007 was fixed at 1.50%. We have designated this agreement as a hedge for accounting purposes. As of September 30, 2007, the cumulative reduction in the fair value of the interest rate swap of $2.7 million was recognized as a liability and recorded as an other comprehensive loss in members’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

CH1 Mortgage

We have a $30.1 million mortgage loan to which CH1 is currently pledged as collateral. As of September 30, 2007, amounts outstanding under this loan totaled $25.7 million. This loan bears interest at LIBOR (5.12375% at September 30, 2007) plus 3.5% with a floor of 8.5% and currently requires interest-only payments. This loan matures on March 1, 2008, with a one-time option to extend the maturity for a period of 12 months subject to customary conditions. Prepayment is permitted subject to payment of certain breakage costs incurred by the lender. At the earlier of maturity or prepayment, we must pay outstanding principal, accrued unpaid interest and an exit fee of $301,000. We intend to refinance this mortgage loan upon maturity, including any exercise of our option to extend the maturity of this loan. However, we have not entered into any binding agreements to do so and cannot assure you that we will be able to obtain financing at acceptable rates or at all.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Discussion of Cash Flows

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net cash provided by operating activities increased by $5.7 million to $0.7 million, compared to cash used of $5.0 million for the prior period. The increase was primarily the result of cash from operations for the nine months ended September 30, 2006 being reduced by the payment of $4.4 million of leasing commissions related to the lease up of ACC3 and an increase in cash from operations as ACC3 was placed in service in June 2006 and we acquired the Acquired Properties on August 7, 2007.

Net cash used in investing activities increased by $204.9 million to $267.0 million for the nine months ended September 30, 2007 compared to $62.1 million for the prior period. Cash used in investing activities for the nine months ended September 30, 2007 consisted of the use of $222.3 million to acquire the Acquired Properties, $32.7 million related to the development of CH1 and projects at ACC2 and $11.9 million for the acquisition of land held for the future development of ACC5 and ACC6. For the nine months ended September 30, 2006, cash used in investing activities primarily consisted of the use of $75.3 million for the development of ACC3, which was placed in service in June 2006, partially offset by the repayment of $13.2 million from affiliates.

Net cash provided by financing activities increased by $214.0 million to $284.1 million for the nine months ended September 30, 2007 compared to $70.1 million for the prior period. Cash provided by financing activities for the nine months ended September 30, 2007 reflects borrowings under the KeyBank Debt of $433.2 million and borrowings by ACC3 and CH1 of $13.6 million. A portion of the proceeds from the KeyBank Debt was partially used to pay off the mortgage loan at ACC3 of $125.2 million. In connection with obtaining the KeyBank Debt we expended $8.3 million of various fees and costs. Also, we repaid $14.2 million of borrowings from affiliates, prior to the formation of Safari distributed $9.8 million to members of ACC3 and subsequently distributed $5.1 million to members of Safari. Cash provided by financing activities for the nine months ended September 30, 2006 represents $81.7 million of loan proceeds related to the construction of ACC3 and advances from affiliates of $1.6 million partially offset by distributions of $13.0 million to members of ACC3.

Related Party Transactions

Leasing Arrangements

Upon completion of the IPO, we assumed a lease with an affiliate of our sponsors to occupy approximately 6,797 square feet of office space at 1212 New York Avenue in Washington, D.C., an office building owned by entities affiliated with our sponsors. In addition, an entity affiliated with our sponsors assigned to us any ownership interest it may have in the office furniture and other personal items currently in use by us for no consideration. Under the terms of the lease, which expires on September 17, 2009, we are required to pay to an affiliate of our sponsors $21,535 per month in rent until September 17, 2008 and then $22,181 per month until the end of lease in addition to our pro rata share of any increase in real estate taxes over the base year. We have four options to renew for periods of five years each. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

Inflation

Our leases all contain annual rent increases. As a result, we believe that we are largely insulated from the effects of inflation. However, following the completion of the IPO, we expect to incur significantly increased general and administrative expenses, most of which we do not expect that we will be able to pass along to our tenants. Additionally, any increases in the costs of development of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop our properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our tenants in the form of higher rents.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Credit Facility to be effective August 17, 2007 through the maturity of this loan. This swap agreement effectively fixes the interest rate on $200.0 million of the KeyBank Credit Facility at 4.997% plus the applicable credit spread, which as of October 24, 2007 was fixed at 1.50%. We have designated this agreement as a hedge for accounting purposes. We do not intend to use derivatives for trading or speculative purposes and, to the extent we elect to enter into hedging arrangements under the terms of our loan agreement, we intend to enter into contracts only with major financial institutions based on their credit rating and other factors. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of September 30, 2007 (excluding the portion of the KeyBank Credit Facility that is hedged through our interest rate swap) would decrease future earnings and cash flows by approximately $2.6 million annually. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of September 30, 2007 would be approximately $2.3 million annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors

For a discussion of other potential risks and uncertainties of our business, see the information under the heading “Risk Factors” in our prospectus dated October 18, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 19, 2007, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. Other than as described below, there have been no material changes to the risk factors disclosed in the prospectus.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to you, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us.

In March 2007, we were cited by the Virginia Department of Environmental Quality (“VDEQ”) compliance office about our emissions from the ACC2 diesel generators exceeding short-term emission limits. We commenced a study to develop a remediation plan and currently estimate future capital expenditures with respect to ACC2 of approximately $650,000 to reduce that facility’s emissions to be in conformance with state limits. In September 2007, VDEQ issued a proposed consent order imposing a fine in the amount of $169,372. We are in the process of seeking to have this fine reduced, although we may not be able to do. The proposed order also requires the ACC2 facility to follow a corrective action plan to bring it into compliance with applicable air regulations. The expected cost to implement the proposed corrective action plan matches our estimated capital expenditures for compliance. We intend to enter this consent order, or a similar consent order, with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines, which could have a material adverse effect on our results of operations.

On October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit. At this time, we do not know what corrective actions, if any, VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ may assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Our Executive Chairman, Lammot J. du Pont, and our President and Chief Executive Officer, Hossein Fateh, have agreed to personally indemnify us against any civil penalties or charges which may be assessed against us by VDEQ directly arising out of the notice of violation issued on October 5, 2007. We have accrued a $750,000 liability related to this claim based on our best estimate of the potential penalty and a corresponding $750,000 receivable related to the indemnification agreement. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

In addition, on October 19, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at one of our facilities in Northern Virginia, VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations. At this time, we do not know what corrective actions, if any, VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ may assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Our Executive Chairman, Lammot J. du Pont, and our President and Chief Executive Officer, Hossein Fateh, entered into an agreement with us to personally indemnify us against any and all direct or indirect claims, liabilities, damages and penalties, including without limitation costs resulting from changes to third party contracts, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ending October 24, 2010, as a result of the alleged violations cited in the October 19, 2007, notice from VDEQ, and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our company. We have accrued a $200,000 liability related to this claim based on our best estimate of the potential penalty and a corresponding $200,000 receivable related to the indemnification agreement. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Our registration statement on Form S-1, as amended (Registration No. 333-145294) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of common stock, par value $0.001 per share, was declared effective on October 18, 2007. We sold a total of 35,075,000 shares of common stock in the Offering, including 4,575,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares to cover over-allotments. The Offering closed on October 24, 2007 and did not terminate before any securities were sold. As of the date of filing this report, the Offering has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The managing underwriters of the Offering were Lehman Brothers Inc., UBS Securities LLC, Citigroup Global Markets Inc., KeyBanc Capital Markets, LLC, Banc of America Securities LLC and Raymond James & Associates, Inc. The aggregate amount registered and the aggregate amount of the shares offered and sold in the Offering were each $736.6 million.

The underwriting discount and financial advisory fees paid to the underwriters totaled $51.6 million. We incurred approximately $10.0 million of other expenses in connection with the Offering, $3.0 million of which were reimbursed to us by certain of the underwriters. Our expenses included approximately $3.0 million of finders fees payable to our independent financial advisor in connection with the Offering. The foregoing expenses are a reasonable estimate of the expenses incurred by us in the Offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $678.0 million. We have used the net proceeds as follows:

•

approximately $303.1 million to repay indebtedness related to ACC4 including: development costs payable of $29.7 million, exit and prepayment fees of $61.7 million, a senior mortgage loan in principal amount of $124.4 million, a senior mezzanine loan in principal amount of $47.3 million and a junior mezzanine loan in principal amount of $40.0 million; and

•	approximately $244.8 million to repay amounts outstanding under the KeyBank Credit Facility.

In addition, we paid approximately $104.6 million in cash proceeds from the Offering and our operating partnership issued an aggregate of 31,162,272 units of limited partnership interest (“OP Units”) to acquire ownership interests in our initial properties and contract rights to acquire property and property management, development, leasing, asset management and technical services agreements and arrangements from the existing owners, including certain directors and officers of the Company. Pursuant to the limited partnership agreement, persons holding OP Units will have rights, beginning 12 months after the completion of the Offering, to cause our OP to redeem each of their OP Units for cash equal to the then-current market value of one share of our common stock, or, at our election, to exchange their OP Units for shares of our common stock on a one-to-one basis. The OP Units were issued in accordance with the exemption from registration provided by Rule 506 under the Securities Act based on the number and nature of the purchasers.

Pending application of the remaining proceeds, we will invest the net proceeds in interest-bearing accounts and short-term, interest-bearing securities, which are consistent with our intention to qualify for taxation as a REIT. We expect to use approximately $22.5 million of the net proceeds to fund the purchase price of SC1 and SC2 in Santa Clara, California, in December 2007.

Prior to the IPO, we sold an aggregate of 1,000 shares of common stock to Lammot J. du Pont, our Executive Chairman, and Hossein Fateh, our President and Chief Executive Officer, for an aggregate consideration of $1. These shares were issued in accordance with the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.	Exhibits.

Exhibit No.	Description
3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.13	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.14	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.16	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.17	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.18	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.19	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.20	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.21	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.22	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.23	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.24	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.25	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.26	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007

10.27	Promissory Note by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007

10.28	First Amendment to Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated October 24, 2007

10.29	Indemnity Agreement, by Lammot J. du Pont and Hossein Fateh for the benefit of the Company and DuPont Fabros Technology, L.P., dated October 24, 2007

10.30	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Company and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Company on October 30, 2007 (File No. 001-33748).)

10.31	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of the data center known as CH1, dated November 28, 2007

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: November 28, 2007	By:	/s/ Hossein Fateh
Hossein Fateh
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 28, 2007	By:	/s/Steven G. Osgood
Steven G. Osgood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.13	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.14	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.16	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 5, 2007 (Registration No. 333-145294).)

10.17	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.18	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.19	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form S-11/A, filed by the Company on September 18, 2007 (Registration No. 333-145294).)

10.20	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.21	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.22	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.23	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.24	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.25	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Company’s Registration Statement on Form S-11/A, filed by the Company on October 18, 2007 (Registration No. 333-145294).)

10.26	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007

10.27	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007

10.28	First Amendment to Loan Agreement, by and between Tarantula Ventures LLC and Lehman Brothers Inc., dated October 24, 2007

10.29	Indemnity Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Company and DuPont Fabros Technology, L.P., dated October 24, 2007

10.30	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Company and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Company on October 30, 2007 (File No. 001-3310748).)

10.31	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002