Form 10-K
period 2007-12-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2008-02-29
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2007

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From              To

Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-8718331
(State of incorporation)	(I.R.S. Employer Identification Number)

1212 New York Avenue, NW, Suite 900 Washington, DC	20005
(Address of principal executive offices)	(Zip Code)

(202) 728-0044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

As of June 30, 2007, the Registrant was not yet incorporated; therefore, there was no aggregate market value of common shares held by non-affiliates of the Registrant as of June 30, 2007. The Registrant completed its initial public offering on October 24, 2007.

As of February 28, 2008, there were 35,455,936 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders scheduled for May 2008 to be filed with the Securities and Exchange Commission by no later than April 30, 2008, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our markets or the technology industry;

•	general and local economic conditions; defaults on or non-renewal of leases by tenants, including two of our tenants that account for 70.0% of our annualized revenue as of January 1, 2008;

•	increased interest rates and operating costs;

•	failure to obtain necessary outside financing;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully complete or delays in completing our development properties;

•	failure to successfully operate acquired properties and operations;

•	our failure to qualify and maintain our qualifications as a REIT;

•	possible adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	changes in foreign currency exchange rates;

•	changes in real estate and zoning laws; and

•	increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance including factors and risks included in other sections of this report. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS

Our Initial Public Offering and Formation

DuPont Fabros Technology, Inc. (“we”, “us”, “our” or the “Company”) was formed as a Maryland corporation on March 2, 2007, and is headquartered in Washington, D.C. On October 24, 2007, we completed the initial public offering of our common stock (the “IPO”), which resulted in the sale of 35,075,000 shares of common stock, including 4,575,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a price per share of $21.00, generating gross proceeds to our company of $736.6 million. The proceeds to our company, net of underwriting discounts, commissions, financial advisory fees and other offering costs, were approximately $677.0 million.

We contributed the proceeds of our IPO to DuPont Fabros Technology, L.P., (“Operating Partnership” or “OP”) in exchange for a number of units of limited partnership interest of our Operating Partnership (“OP units”) equal to the number of common shares sold in the IPO. We are the sole general partner of, and as of December 31, 2007, were the owner of, approximately 53% of the partnership interests in our Operating Partnership. This structure is commonly referred to as an umbrella REIT, or UPREIT structure. We are organized so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”) and will elect to be taxed as a REIT for our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. Concurrent with the completion of the IPO, the Company entered also into various formation transactions. The Company had no significant operations prior to the completion of the IPO and the formation transactions on October 24, 2007.

In connection with the IPO, we completed a series of formation transactions which included the following:

•

We issued an aggregate of 23,045,366 OP units and paid $372.5 million in cash (which included $274.0 million of cash used to retire the debt and fund other obligations at a data center we refer to as ACC4) to entities affiliated with certain of our executive officers and directors for all of the interests in four stabilized data centers located in Northern Virginia, a ground-up development data center in Northern Virginia (which was completed in October 2007), a data center under development in suburban Chicago, undeveloped land in Northern Virginia and Piscataway, New Jersey and a contract to acquire land in Santa Clara, California for $21.1 million. We subsequently closed on the acquisition of land in Santa Clara, California in December 2007.

•

We issued an aggregate of 8,116,906 OP units and paid $6.1 million in cash for the management, development, leasing, asset management and technical services agreements and arrangements for these properties from entities affiliated with certain of our executive officers and directors.

We conduct certain activities through our taxable REIT subsidiary (“TRS”), DF Technical Services LLC, a Delaware limited liability company.

Our Business

We are a leading owner, developer, operator and manager of wholesale data centers. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Google and Facebook—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases. As used hereafter, the phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities leased to tenants under long-term leases.

We believe our data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world’s largest technology companies. We consider our newest data center in Northern Virginia, known as ACC4, to be our prototype for future ground-up developments due to its enhanced power capacity and flexible design, which will enable us to accommodate both smaller and larger tenants in a single facility. This data center is capable of providing tenants with a total of 36.4 megawatts, or MW, of power, which we refer to as critical load, or IT load. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by our tenants to operate their computer servers. Because we believe that critical load is the primary factor that tenants evaluate in choosing a data center, we establish our rents based on both the amount of raised square footage that our tenants are occupying and the amount of power that we make available to them. Accordingly, where we discuss our operations in terms of raised square footage, which we consider to be the net rentable square footage of each of our facilities, we generally also provide a corresponding discussion of critical load, which is one of the primary metrics that we use to manage our business.

We provide property management, development, leasing, asset management and technical services to the tenants at our operating properties. By combining our properties with these core operating functions, we believe we are well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. Under the terms of our leases, we also charge our tenants property management fees as additional rent. With respect to operating expenses, we have negotiated expense pass-through provisions in each of our leases under which our tenants are required to pay for most of our operating expenses. In particular, our tenants are required to pay all of their direct operating expenses, including direct electric, as well as their pro rata share of indirect operating expenses, including real estate taxes and insurance. As we complete the build-out of our development properties, we intend to continue to structure our future leases to contain similar expense pass-through provisions, which are also referred to as triple net leases. For the period from October 24, 2007 to December 31, 2007, we generated $25.9 million of total revenues and $99.3 million in net losses, which includes the one-time expense related to the consideration paid for property management, development, leasing, asset management and technical services agreements and arrangements of $176.5 million. As of December 31, 2007, we had total assets of $1.45 billion.

In the future, we intend to continue our focus on the performance of our initial portfolio of operating properties, as well as our pursuit of growth through the build out and lease up of our portfolio of development properties. Although each of our initial operating properties is located in Northern Virginia, as we complete the expected build out of our development properties, including the development of planned data centers in suburban Chicago, Illinois, Piscataway, New Jersey and Santa Clara, California, our portfolio of data centers will become more geographically diverse in the future.

Our Business and Growth Strategies

Our primary business objectives are to maximize cash flow per share and returns to our stockholders through the prudent management of a balanced portfolio of operating and development properties. Our business strategies to achieve these objectives are:

•

Maximize cash flow from existing properties. We use a triple-net structure for our leases, under which our tenants are contractually obligated to reimburse us for property-level operating expenses, including power and other utilities, connectivity, real estate taxes, insurance, common area charges and other expenses, as well as certain capital expenditures. We have historically included, and intend to include in the future, annual rent increases, which are typically 3.0% to 4.0%, in all of our leases, to provide for stable growth in operating cash flows from our operating properties.

•

Build out our current development pipeline. Including phase one of our data center under development in suburban Chicago, which we refer to as CH1 Phase I, we expect to add data centers with an aggregate critical load of 223.6 MW to our portfolio in the coming years, with 72.8 MW expected to be available for lease by the end of 2009. Along with our operating data centers, these data centers will provide sufficient power to meet the needs of the world’s largest technology companies and will incorporate a modified, more flexible design able to accommodate a wider variety of tenants with different power needs. We intend to grow our portfolio of data centers primarily through the build out of our development pipeline.

•

Diversify tenant base to include additional enterprise companies. To date, our large technology tenants have absorbed most of our inventory as it has become available. However, we have identified significant potential demand from prospective enterprise tenants, such as financial services, entertainment, media and travel companies as well as local, state and federal governments and government agencies. With our new, scalable data centers, we intend to continue to target prospective enterprise tenants with strong credit and to diversify our tenant base. We believe that our wholesale infrastructure model offers enterprise tenants, who generally require less than 10.0 MW of critical load, a number of important advantages compared to a typical colocation facility, including the ability to realize economies of scale (such as bulk-priced power contracts) by sharing the facility with larger users, while at the same time, enjoying controlled access to their own dedicated computer room. Our triple-net lease terms also enable enterprise tenants to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for).

•

Expand integrated platform to other domestic and international markets. We have taken the concept of wholesale infrastructure beyond mere ownership by also acting as the developer, operator and manager of each of our data centers. We believe that this fully-integrated approach sets us apart from our competitors in the wholesale infrastructure and colocation markets and makes us more attractive to large tenants that recognize the advantage of entering into a relationship with a single company that is directly responsible for all core functions. Currently, all of our operating data centers are located in Northern Virginia. With our current redevelopment project in suburban Chicago and our other development pipeline properties in New Jersey and California, we intend to expand our platform nationally in order to accommodate the needs of our growing technology tenants and to meet the needs of new potential tenants. We are actively seeking new opportunities to expand in key domestic areas, including the southwestern U.S., and in international markets.

Financing Strategy

In August 2007, we entered into a $275.0 million revolving credit facility and a $200.0 million term loan (together the “KeyBank Credit Facility”), both of which are arranged by KeyBank National Association and each of which is secured by data centers we refer to as VA3, VA4, ACC2 and ACC3. The terms of the revolving facility include an accordion feature, which enables us to increase the amount of the revolving facility by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of and debt service on the properties included in our borrowing base, the possibility that we may need to add properties to the borrowing base and the agreement of participating lenders to fund the increased amount. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due on maturity at August 7, 2011, with no option to expand the capacity or to extend the term.

In December 2007, we entered into a construction loan with KeyBank National Association to pay for the development of the first phase of a wholesale data center facility in Elk Grove, Illinois, which we refer to as CH1. The maximum principal amount of the construction loan cannot exceed $148.9 million. This construction loan matures on December 20, 2009, subject to a one-year extension option and requires monthly installments of interest only up to and including the maturity date, at which time, we must pay all amounts due and outstanding under the loan. In connection with this construction loan, we repaid $28.0 million to retire the existing outstanding indebtedness on CH1.

We intend to meet our short-term liquidity needs through net cash provided by operations, reserves established from existing cash, and to the extent necessary, through entering into long-term indebtedness, borrowings under our revolving facility and CH1 construction loan, entering into additional construction loans and/or collateralizing ACC4. We expect to meet our long-term liquidity needs through long-term secured borrowings and the issuance of additional equity and debt securities when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

As of December 31, 2007, our debt to market capitalization ratio was 22.7%. We believe that this debt to market capitalization ratio will give us significant flexibility to incur additional debt to fund future developments and acquisitions.

Events Since Completion of our IPO

Completion of ACC4 Phase II Development. In October 2007, we completed the second phase of development at our ACC4 facility. The first phase of this facility, or ACC4 Phase I, was completed in July 2007.

In the aggregate, ACC4 consists of approximately 300,000 gross square feet (not including 40,000 square feet dedicated to housing generators) and 171,300 raised square feet, with a critical load of 36.4 MW. As of January 1, 2008, ACC4 Phase I was 100% leased to four tenants, while ACC4 Phase II was 69.2% leased to three tenants. During the term of a lease of a portion of ACC4, a tenant has a right of first refusal to purchase the property if we propose to sell the property to a third party.

Acquisition of Development Property in Santa Clara, CA. On December 10, 2007, we acquired 17.2 acres of land in Santa Clara, California for a purchase price of $21.1 million. We believe this land will support the development of two new data centers, which we refer to as SC1 and SC2 in the tables below. We anticipate that SC1 and SC2 will each be developed in two phases. We presently anticipate that the ground-up development of SC1 Phase I will be completed in 2009. Development of SC1 Phase II and all of SC2 has not yet been scheduled. We anticipate that, upon completion, SC1 and SC2 will each comprise 300,000 gross square feet and 171,200 raised square feet, with an aggregate critical load of 36.4 MW.

SC1 contains a retail building that is occupied by one tenant. This tenant’s lease does not expire until December 31, 2014, with two five-year renewal options, and this tenant is not currently in default. Accordingly, we have no contractual ability to terminate the lease as of the date hereof. We are currently negotiating to relocate this tenant to a new site. If we are unable to effect the relocation of this tenant, we may be able to build only one of the planned data centers for this property, and there can be no assurance that we would be able to acquire a replacement property to accommodate development of the second data center.

Our Properties

Operating Properties

The following table presents an overview of our five operating properties based on information as of January 1, 2008:

Property and Location	Year Built/ Renovated		Gross Building Area(1)	Raised Square Feet(2)	Critical Load(3)	% Leased (4)	Annualized Rent (in thousands) (5)(6)	Annualized Management Fee Recoveries (in thousands) (7)
VA3-Reston, VA	2003	(8)	256,000	144,901	13.0 MW	100%	$8,579	$674
VA4-Bristow, VA	2005	(8)	230,000	90,000	9.6 MW	100%	$16,095	$1,141
ACC2-Ashburn, VA	2001/2005		87,000	53,397	10.4 MW	100%	$11,154	$734
ACC3-Ashburn, VA	2001/2006		147,000	79,600	13.0 MW	100%	$18,076	$1,161
ACC4-Ashburn, VA	2007		300,000	171,300	36.4 MW	84.6%	$43,275	$2,537

Totals			1,020,000	539,198	82.4 MW		$97,179	$6,247

(1)	The entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	Critical load is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(4)	Percentage leased is expressed as a percentage of raised square feet that is subject to a signed lease. With respect to any given facility, critical load is distributed approximately evenly to each raised square foot. Accordingly, percentage leased rates are not materially different when expressed as a percentage of a facility’s critical load.
(5)	Annualized rent is presented for leases commenced as of January 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the date of the most recent amendment to a lease agreement, or from the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to January 1, 2008.
(6)	Annualized rent based on actual base rental rates in effect as of January 1, 2008, without giving effect to any future contractual rent increases, equals $8.8 million, $14.6 million, $9.7 million, $16.2 million and $16.4 million for VA3, VA4, ACC2, ACC3 and ACC4, respectively, or $65.7 million in the aggregate.
(7)	Annualized management fee recoveries for all leases commenced as of January 1, 2008, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, consists of our property management fee, which is a variable fee that our tenants pay in exchange for receiving property management services from us, including general maintenance, operations and administration of each facility. This fee is equal to approximately 5.0% of the sum of (i) base rent, (ii) other rents (including, as applicable, office, storage, parking and cage space) and (iii) estimated recoverable operating expenses allocable to each tenant over the term of the lease other than direct electric, which we define as the cost of the critical and essential load used by a tenant to power and cool its servers.
(8)	Acquired as a fully-developed property.

Development Properties

The following table presents an overview of our development properties, based on information as of December 31, 2007. Other than ACC7, we intend to develop each of these facilities in two phases in terms of the critical load to be made available in each phase. Due to its smaller size, we plan to develop ACC7 in a single phase. One of the advantages of developing a larger facility in multiple phases is that the phases can be developed independently, with the timing of the second phase to be determined in light of market conditions. As noted in the table below, we have 223.6 MW of critical load in our development pipeline. We cannot guarantee that we will be able to develop these properties in accordance with the schedules, cost estimates and specifications set forth below, or at all:

Property and Location	Expected Completion Date	Estimated Total Cost (in thousands)(1)	Gross Building Area(2)	Raised Square Feet(3)	Critical Load(4)
CH1 Phase I-Elk Grove Village, IL	2008	$210,000 - $230,000	285,000	121,223	18.2 MW
ACC5 Phase I-Ashburn, VA	2009	$170,000 - $220,000	150,000	85,600	18.2 MW
SC1 Phase I-Santa Clara, CA	2009	$240,000 - $300,000	150,000	85,600	18.2 MW
NJ1 Phase I-Piscataway, NJ	2009	$220,000 - $280,000	150,000	85,600	18.2 MW
CH1 Phase II-Elk Grove Village, IL	not scheduled	*	200,000	89,917	18.2 MW
ACC5 Phase II-Ashburn, VA	not scheduled	*	150,000	85,600	18.2 MW
SC1 Phase II-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
NJ1 Phase II-Piscataway, NJ	not scheduled	*	150,000	85,600	18.2 MW
SC2 Phase I-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
SC2 Phase II-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
ACC6 Phase I-Ashburn, VA	not scheduled	*	120,000	77,500	15.6 MW
ACC6 Phase II-Ashburn, VA	not scheduled	*	120,000	77,500	15.6 MW
ACC7-Ashburn, VA	not scheduled	*	100,000	50,000	10.4 MW

*	Development costs for these projects have not yet been estimated as of the date of this report.
(1)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest, leasing commissions and capitalized operating carrying costs, as applicable. As of December 31, 2007, we had incurred development costs of $186.6 million, $10.8 million, $25.1 million, $17.7 million and $4.2 million in connection with CH1, NJ1, SC1, ACC5/6, and ACC7 respectively.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(4)	Critical load is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load. Estimated critical loads for ACC5, SC1, NJ1 and SC2 are based generally on our present intention to employ designs for these facilities similar to our ACC4 prototype. The estimated critical loads for ACC6 and ACC7 are expected to be lower due to constraints imposed on us by the size of the properties.

Tenant Diversification

As of January 1, 2008, our portfolio was leased to ten data center tenants, many of which are nationally recognized firms in the technology industry. As of January 1, 2008, our two largest tenants, Microsoft and Yahoo!, accounted for 70.0% of our annualized rent. The following table sets forth our tenants by the percentage of our annualized rent attributable to each, as of January 1, 2008:

Tenant Name	% Annualized Rent
Microsoft	35.2%
Yahoo!	34.8%
Facebook	10.4%
IAC/InterActiveCorp	6.4%
Net2EZ	4.0%
UBS	3.1%
Google	2.6%
Fox Interactive Media	1.8%
Other	1.7%

Total	100%

Lease Distribution

The following table sets forth information relating to the distribution of leases for VA3, VA4, ACC2, ACC3 and ACC4 based on critical load, in terms of kilowatts or kW, under lease as of January 1, 2008.

kW of Critical Load Under Lease(1)	No of Leases	% of All Leases	Total kW Under Lease	% of Portfolio Leased kW	Annualized Rent (in thousands)(2)	% of Portfolio Annualized Rent
Available
1,300 or less	3	23.0%	3,087	4.0%	$3,456	3.6%
1,301-2,600	2	15.4%	4,550	5.9%	6,844	7.0%
2,601-5,200	2	15.4%	9,750	12.7%	8,777	9.0%
5,201-10,400	4	30.8%	32,675	42.6%	41,702	42.9%
Greater than 10,400	2	15.4%	26,650	34.8%	36,400	37.5%

Portfolio Total	13	100%	76,712	100%	$97,179	100%

(1)	Critical load is that portion of each facility’s total load that is made available for the exclusive use by our tenants to operate their computer servers. In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenant’s servers, which we refer to as essential load.
(2)	Annualized rent is presented for leases that have commenced as of January 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the later of the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended or the acquisition of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to January 1, 2008.

Lease Expirations

The following table sets forth a summary schedule of lease expirations—and the corresponding effects in terms of both raised square feet and critical load—for VA3, VA4, ACC2, ACC3 and ACC4 for each of the ten full calendar years beginning January 1, 2008. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Property	Number of Leases Expiring (1)	Total Raised Square Footage of Expiring Leases (2)	% of Portfolio Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Portfolio Leased kW	Annualized Rent (in thousands) (4)	Annualized Rent Per Raised Square Foot	% of Portfolio Annualized Rent
2008	VA3	1	—	—	163	0.2%	$293	$—	0.3%
2009	VA3	1	27,268	5.3%	2,600	3.4%	1,187	43.54	1.2%
	ACC4	1	—	—	—	—	29	—	0.0%
2010	VA3	1	66,661	13.0%	5,688	7.4%	4,090	61.35	4.2%
2011	VA3	1	14,320	2.8%	1,300	1.7%	943	65.87	1.0%
2012(5)	VA4	1	15,000	2.9%	1,600	2.1%	2,579	171.93	2.7%
2013	VA3	1	26,943	5.3%	2,600	3.4%	1,305	48.42	1.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2,613	174.19	2.7%
2014	VA3	1	9,709	1.9%	650	0.8%	761	78.39	0.8%
	VA4	1	15,000	2.9%	1,600	2.1%	2,674	178.25	2.7%
2015	ACC2	1	53,397	10.4%	10,400	13.6%	11,154	208.89	11.5%
	VA4	1	15,000	2.9%	1,600	2.1%	2,693	168.95	2.8%
2016	ACC3	1	39,800	7.8%	6,500	8.5%	9,399	236.14	9.7%
	VA4	1	15,000	2.9%	1,600	2.1%	2,757	183.81	2.8%
2017	ACC3	1	23,600	4.6%	3,900	5.1%	5,244	222.21	5.4%
	VA4	1	15,000	2.9%	1,600	2.1%	2,779	185.21	2.9%
	ACC4	4	37,500	7.3%	7,961	10.3%	11,187	299.13	11.5%
After 2017	ACC3/ ACC4	6	123,700	24.2%	25,350	33.0%	35,492	286.92	36.5%

Portfolio Total		26	512,898	100%	76,712	100%	$97,179		100%

(1)	Based on 13 separate leases. Six of these leases include staggered expiration dates. For purposes of the above chart, we have treated each staggered expiration as a separate lease.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	One megawatt is equal to 1,000 kW.
(4)	Annualized rent is presented for leases in effect as of January 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from (i) the date of the most recent amendment to a lease agreement, or (ii) the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to January 1, 2008.
(5)	One lease at ACC4 accounting for 10,800 raised square feet includes a provision allowing the tenant to terminate after five years, on June 30, 2012, subject to payment of a significant penalty.

Competition

We compete with developers, owners and operators of data centers in the market for data center tenants, opportunities to acquire properties, and the services of key third-party providers. Although we believe we are one of relatively few data center operators focused exclusively on serving the market for wholesale infrastructure, we continue to compete with owners and operators of data centers who follow other business models. In addition, we believe other providers are seeking ways to enter or strengthen their positions in the wholesale data center market.

In operating and managing our portfolio, we compete for tenants based on factors including location, critical load, raised square footage, flexibility and expertise in the design and operation of data centers. As leases at our properties expire, we may confront competition to re-lease such properties from competitors, including wholesale infrastructure providers such as Digital Realty Trust, and colocation and managed services providers such as Equinix, Savvis, AT&T, Digex (a unit of Verizon) and InterNap. In addition, our tenants may choose to own and operate their own data centers rather than lease from us.

As a developer of wholesale data centers, we also compete for the services of key third-party providers of services, including engineers and contractors with expertise in the development of wholesale data centers. The competition for the services of specialized contractors and other third-party providers required for the development of wholesale data centers is intense, increasing the cost of engaging such providers and the risk of delays in completing our development projects.

In addition, we face competition for the acquisition of additional properties suitable for the development of wholesale data centers from real estate developers in our and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the demand for wholesale data center space in the markets we seek to serve.

Regulation

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our operating properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes (CH1, NJ1, SC1 and ACC7), so those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large fuel storage tanks for emergency power, which is critical to our operations. If any of our tanks has a release of fuel to the environment, we would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to you, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental and health and safety laws and regulations and to indemnify us for any related liabilities.

In 2007, we received three Notice of Violation from the Virginia Department of Environmental Quality related to generators at three of our facilities. First, in March 2007, we were cited by the Virginia Department of Environmental Quality (“VDEQ”) compliance office about our emissions from the ACC2 diesel generators exceeding short-term emission limits. We commenced a study to develop a remediation plan and currently estimate future capital expenditures at ACC2 of approximately $0.7 million to reduce that facility’s emissions to be in conformance with state limits.

Second, on October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit.

Third, on October 19, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations.

We are working with the VDEQ to resolve these enforcement matters in a single consent order. Draft consent orders have been exchanged and negotiations are continuing. While the terms of the consent order are not final, the proposed consent order contemplates the payment of a civil penalty and performance of remedial actions to bring the facilities into compliance and reduce future emissions. We intend to finalize and enter a consent order with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines. Because the consent order is not final at this time, we do not know the exact actions VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ will ultimately assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Messrs. du Pont and Fateh have agreed to personally indemnify us against any and all direct or indirect claims, liabilities, damages and penalties, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ending October 24, 2010 as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our company. Based on our negotiations with VDEQ to date and best estimate of the potential penalty, we have accrued a $0.5 million liability related to their claims and a corresponding $0.3 million receivable related to the indemnification agreements for two of the properties.

Although our properties have been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with our properties. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

Our property in Piscataway, New Jersey, is subject to New Jersey’s Industrial Site Recovery Act, or ISRA. Under ISRA, the state’s Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution caused by its activities on the site. In our case, the prior owner of our New Jersey site, GlaxoSmithKline, ceased operation at the site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the seller remains liable for the clean up costs. In addition to its responsibilities under ISRA, the seller is obligated under the surviving provisions of our purchase contract to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The seller has applied to self-insure its obligations to NJDEP, and the seller’s certified application sets forth a company net worth of approximately $67 billion. The seller has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the seller’s environmental, worker’s compensation, and professional liability insurance policies, and we carry insurance regarding some of the risks associated with the known contamination as well. Nonetheless, as the current landowner, under ISRA, we may be held liable for all or a portion of the cost to clean up the site to the extent that GlaxoSmithKline is unable or is otherwise not required to pay for the cleanup. The seller is legally obligated to continue to operate the existing groundwater remediation system for 8 to 13 more years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the seller were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the seller. The existence of this system has the potential to interfere with the future development of the property. However, the NJDEP has already approved the abandonment of monitoring wells presently located within the proposed footprint of the facility, so we do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our proposed use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on us. We are also aware that we may incur additional construction costs associated with the removal and disposal of contaminated soils, and that we may be required to install a vapor intrusion barrier or system in any building constructed on the site for indoor air quality purposes. We do not anticipate these costs will be material. However, if we were to be held liable for any unanticipated costs associated with the environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We have policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. We will not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio will be located in areas known to be seismically active. See “Item 1A.—Risk Factors—Risks Related to Our Business and Operations—Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would harm our financial condition and operating results.” Some risks to our properties, such as losses due to terrorism, war, earthquakes or floods, are not insured or are insured subject to policy limits that may not be sufficient to cover all of our losses.

Employees

As of December 31, 2007, we employed 52 people, approximately half of whom are located in Washington, D.C., with the remainder located on site at our data centers in Northern Virginia. We believe our relations with our employees are good.

Offices

Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005 and our phone number is (202) 728-0044. As of December 31, 2007, we leased approximately 6,757 square feet of office space in this building and in February 2008, we entered in an amendment to our existing lease for an additional 2,580 square feet. The lease for our headquarters is with an affiliate of our Executive Chairman, Lammot J. du Pont, and our President and Chief Executive Officer, Hossein Fateh. We believe our current offices are adequate for our present operations.

Recent Developments

The Company has also announced that the one-year employment agreement between the Company and Executive Vice President and Chief Financial Officer Steven G. Osgood will conclude on its expiration date of July 25, 2008. DuPont Fabros Technology is presently fielding candidates for the chief financial officer position.

Available Information

We maintain a website, http://www.dft.com, which contains additional information concerning our company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Washington, DC 20005. Information on or connected to our website is neither part of nor incorporated into this annual report on Form 10-K or any other SEC filings.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks Related to Our Business and Operations

Any decrease in the demand for data centers, including resulting from a downturn in the technology industry, could harm our business.

Our portfolio of properties consists entirely of data centers. A decline in the technology industry could lead to a decrease in the demand for space in our data centers, which may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the technology industry such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be harmed by any downturns in the market for data centers such as oversupply of or reduced demand for space and a slowdown in web-based commerce. Also, a lack of demand for data center space in other industries that we serve or intend to serve, including healthcare, could have a significant adverse effect on our business and business prospects. In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, increasing the likelihood of a default under their leases or that they become insolvent or file for bankruptcy.

Our current portfolio of operating properties is located entirely in Northern Virginia and any adverse developments in the area’s economy may negatively affect our operating results.

Because all of our operating properties are located in Northern Virginia, we are exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the Northern Virginia economic and regulatory environment (including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors). Any adverse developments in the economy or real estate market in Northern Virginia in general, or any decrease in demand for data center space resulting from the Northern Virginia regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

As of January 1, 2008, our two largest tenants, Microsoft and Yahoo!, collectively accounted for 70.0% of our annualized rent, and the loss of either tenant or any other significant tenant could have a materially adverse impact on our business.

As of January 1, 2008, our two largest tenants, Microsoft and Yahoo!, accounted for 70.0% of our annualized rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This risk would be particularly significant if one of our largest tenants were to default under its lease. In addition, if one or more of our significant tenants fail to renew their leases with us and we cannot find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future expirations, could have a material negative impact on our business.

Some of our largest tenants may compete with one another in various aspects of their businesses. The competitive pressures on our tenants may have a negative impact on our operations. For instance, one tenant could determine that it is not in that tenant’s interest to house mission-critical servers in a facility operated by the same company that relies on a key competitor for a significant part of its annual revenue. Our loss of a large tenant for this or any other reason could have a material adverse effect on our results of operations.

Our tenants may choose to develop new data centers or expand their existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers.

Although our tenants generally enter into long-term leases with us and make considerable investments in housing their servers in our facilities, our largest tenants may choose to develop new data centers or expand any existing data centers of their own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no guarantee that we would be able to replace that tenant at a competitive rate or at all.

Future consolidation in the technology industry could adversely affect our revenues by eliminating some of our potential tenants and could make us more dependent on a more limited number of tenants.

Mergers or consolidations of technology companies in the future could reduce the number of our tenants and potential tenants. In February 2008, Microsoft Corporation announced that it had made an unsolicited offer to acquire Yahoo! Inc. As of January 1, 2008, Microsoft and Yahoo! were our two largest tenants and accounted for approximately 70.0% of our annualized rent. If our tenants merge with or are acquired by other entities that are not our tenants, they may discontinue or reduce the use of our data centers in the future. In addition, we cannot assure you that the larger technology companies resulting from mergers or consolidations will not choose to develop their own new data centers or expand any existing data centers of their own in the future. Any of these developments could have a material adverse effect on our business and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

The markets for the data centers we own and operate, as well as the industries in which our tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could, possibly, be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our power and cooling systems could have a material negative impact on our business.

Our properties are not suitable for lease other than as data centers, which could make it difficult to reposition them if we are not able to lease available space.

Our data centers are highly specialized real estate containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers, and, as such, have little, if any, traditional office space. As a result, they are not suited for use by tenants as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional commercial or industrial uses, or for us to sell a property to a buyer for use other than as a data center.

The departure of any key personnel, including either Messrs. du Pont or Fateh, who have developed significant relationships with leading technology tenants in the highly specialized data center business, could have a material adverse impact on our business.

We depend on the efforts of key personnel, particularly Messrs. du Pont and Fateh, the Executive Chairman of our board of directors and our President and Chief Executive Officer, respectively. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Messrs. du Pont and Fateh to build our credibility in a highly specialized industry. If we lost their services, our business and investment opportunities and our relationships with lenders, existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished.

The other senior members of our executive team also have strong technology development, management and real estate industry reputations, which aid us in identifying acquisition opportunities and negotiating with tenants and build-to-suit prospects. The loss of any of their services could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants and industry personnel.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions and IPO in October 2007, we entered into tax protection agreements that provide that if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 in a taxable transaction through 2016, we will indemnify certain investors, including Messrs. du Pont and Fateh, for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Therefore, although it may be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. In addition, any such sale must be approved by at least 75% of our disinterested directors.

We have owned our properties for a limited time and may not be aware of significant deficiencies involving any one or all of them.

We own five operating properties, all of which we consider to be stabilized and each of which will have been in service as wholesale data centers under our management for less than five years. We also own certain properties under development, including CH1, and certain properties held for development. The properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.

We may be unable to identify and complete acquisitions, which could harm our operating results.

We continually evaluate the market of available properties and may acquire data centers or property suited for data center development when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be subject to the following significant risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•

even if we enter into agreements for the acquisition of technology-related real estate, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance an acquisition on favorable terms or at all;

•

converting a building to serve as a data center requires significant capital expenditures, and we may spend more than budgeted amounts to make necessary improvements or renovations to retrofit acquired properties;

•	acquired properties may be subject to reassessment, which may result in higher than expected tax payments;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•

we may acquire properties subject to liabilities and with limited or no recourse, with respect to certain liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

Our growth depends upon the successful development of our properties and any delays or unexpected costs in such development may delay and harm our growth prospects, future operating results and our financial condition.

We own certain development projects, including CH1, NJ1, SC1, ACC5 and land held for development, and our future growth in 2008 and later years depends upon the successful completion of these development projects. With respect to our current and any future developments, we will be subject to certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the critical load presently anticipated for each of our development properties would have a material negative impact on our growth and future results of operations and financial condition.

These and other risks could result in delays or increased costs, which could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders. In addition, we are developing these and may develop future properties prior to obtaining commitments from tenants to lease them. This is known as developing “on speculation” and involves the risk that we will be unable to attract tenants to the properties we are developing on a timely basis or at all. If our properties remain vacant for a significant amount of time, our financial condition, results of operations and ability to make distributions to our stockholders would be materially adversely affected.

A portion of the land we recently acquired in Santa Clara, California contains a retail property that is currently occupied by a tenant in an unrelated business. If we are unsuccessful in relocating this tenant, we may be unable to develop the second of our planned data centers, SC2, in this location.

A portion of the land we recently acquired in Santa Clara, California contains a retail property that is currently occupied by a tenant in an unrelated business. If we are unsuccessful in relocating this tenant, we may be unable to develop the second of our planned data centers, SC2, in this location. We are currently negotiating to relocate this tenant to another parcel of land in Santa Clara that they currently have rights to acquire. However, there can be no assurance that we will be successful in doing so. If we are unable to effect the relocation of this tenant, we will be unable to develop SC2 on this site, and there can be no assurance that we will be able to locate a replacement property in Silicon Valley for this data center. Any inability or delay in the development of SC2, or additional expense associated with that development, could have a materially negative impact on our proposed development pipeline, liquidity and results of operations.

We may be unable to locate and acquire properties prior to being widely marketed.

A key component of our growth strategy is to continue to acquire additional technology-related real estate. To date, certain of our properties were acquired before they were widely marketed by real estate brokers, in so-called “off-market” acquisitions. Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a competitive bidding environment, which could potentially lead to higher prices. We obtain access to off-market deal flow from numerous sources, including the personal contacts of Messrs. du Pont and Fateh. We may not continue obtaining off-market deal flow in the future. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected, which would lead to higher acquisition costs, resulting in less cash available for distribution to our stockholders.

We may have difficulty internalizing certain management functions, which may result in an increase in our operating expenses and negatively affect our operating results.

Prior to, completion of our IPO, our property and asset management functions were performed by entities affiliated with Messrs. du Pont and Fateh. As part of the formation transactions, we acquired the rights to perform these management functions internally and we have transitioned accounting and financial reporting obligations and carry out the majority of our general and administrative functions directly. We cannot assure you that we will be successful at internalizing these functions. In addition, the process of internalizing these functions may result in higher general and administrative costs than anticipated, which could harm our operating results.

Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would harm our financial condition and operating results.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We have policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. All of our operating properties are located in proximity to Washington, D.C. However, many of our insurance policies may not cover losses such as loss from riots, war, terrorist attacks, or acts of God. In addition, some of our policies, like those covering losses due to floods, will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face significant competition and may be unable to renew existing leases, lease vacant space or re-lease space as leases expire, which may have a material adverse impact on our operating results.

If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. In addition, some of our tenants, including Google, Microsoft, and Yahoo!, own or may in the future develop their own data centers, which could increase the risk that such tenants fail to renew their leases by, among other things, making it easier for such tenants to transfer their server functions. We may be unable to renew leases or re-lease at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, or our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We have indebtedness outstanding, which may negatively impact our ability to make distributions, may expose us to interest rate fluctuations and may expose us to the risk of default under our debt obligations.

As of December 31, 2007, our total consolidated indebtedness was $296.7 million. We may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs. Payments of interest on borrowings may leave us with insufficient cash resources to operate our properties or to make the distributions currently contemplated or necessary to qualify and maintain our qualification as a REIT. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•

we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants that we may be subject to;

•	we may violate restrictive covenants in our loan documents, which would entitle our lenders to accelerate our debt obligations; and

•	we may default on our obligations, and lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of our rents and leases.

If any one of these events were to occur, our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

Properties included in the borrowing base of our revolving facility may not be sold without the approval of our lender, which could reduce our liquidity.

Four of our stabilized properties—VA3, VA4, ACC2 and ACC3—are included in the borrowing base for our revolving facility. In addition, our equity interest in other properties also collateralize our senior secured facilities, although these properties do not automatically become a part of the borrowing base of our revolving facility. We do not, at this time, have any plans to add any properties to our borrowing base. However, we may in the future choose to add to the borrowing base properties owned by us or other property interests that we may acquire in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may only be removed with the approval of our lender and only if such removal will not cause our borrowing base to have fewer than three properties or less than $250.0 million in value. If our lender declines to approve of any such sales, our liquidity will be reduced and we may be required to sell or encumber non-borrowing base properties, at less advantageous terms, in order to meet our ongoing liquidity needs.

Our senior secured credit facilities will restrict our ability to engage in some business activities, which could harm our growth prospects, future operating results and financial condition.

Our senior secured credit facilities contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our and our subsidiaries’ ability to incur additional indebtedness;

•	restrict our and our subsidiaries’ ability to make certain investments;

•	restrict our and our subsidiaries’ ability to merge with another company;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	restrict our ability to make distributions to our stockholders;

•	require us to maintain financial coverage ratios; and

•	require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could cause us to default on our secured credit facilities or negatively affect our operations and our ability to make distributions to our stockholders.

Our growth depends on external sources of capital which may not be available to us on commercially reasonable terms or at all.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any shares that we issue in any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT, which would expose us to significant penalties and corporate-level taxation.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a facility or group of facilities subject to mortgage debt.

Incurring mortgage and other secured debt obligations (including any increase in the amount outstanding under our revolving facility) increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

As we continue to execute our business plan, we will assume mortgage indebtedness or incur substantial new mortgage indebtedness with respect to properties that we own or in connection with property acquisitions. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and retail purposes (CH1, NJ1, SC1 and ACC7). As a result, those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which is critical to our operations. If any of our tanks has a release of fuel to the environment, we would likely have to pay to clean up the contamination. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

Our property in Piscataway, New Jersey, is subject to New Jersey’s Industrial Site Recovery Act, or ISRA. Under ISRA, the state’s Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution caused by its activities on the site. In our case, the prior owner of our New Jersey site, GlaxoSmithKline, ceased operation at the site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the prior owner remains liable for the clean up costs. In addition to its responsibilities under ISRA, the prior owner is obligated under the surviving provisions of our purchase contract to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The prior owner has applied to self-insure its obligations to NJDEP, and the prior owner’s certified application sets forth a company net worth of approximately $67 billion. The prior owner has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the prior owner’s environmental, worker’s compensation, and professional liability insurance policies, and we carry insurance regarding some of the risks associated with the known contamination as well. Nonetheless, as the current landowner, under ISRA, we may be held liable for all or a portion of the cost to clean up the site to the extent that GlaxoSmithKline is unable or is otherwise not required to pay for the cleanup. The prior owner is legally obligated to continue to operate the existing groundwater remediation system for 8 to 13 more years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the prior owner were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the prior owner. The existence of this system has the potential to interfere with the future development of the property. However, the NJDEP has already approved the abandonment of monitoring wells presently located within the proposed footprint of the facility, so we do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our proposed use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on us. We are also aware that we may incur additional construction costs associated with the removal and disposal of contaminated soils, and that we may be required to install a vapor intrusion barrier or system in any building constructed on the site for indoor air quality purposes. We do not anticipate these costs will be material. However, if we were to be held liable for any unanticipated costs associated with the environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us.

In 2007, we received three Notice of Violation from the Virginia Department of Environmental Quality related to generators at three of our facilities. First, in March 2007, we were cited by the VDEQ compliance office about our emissions from the ACC2 diesel generators exceeding short-term emission limits. We commenced a study to develop a remediation plan and currently estimate future capital expenditures with respect to ACC2 of approximately $0.7 million to reduce that facility’s emissions to be in conformance with state limits, which was accrued during the year ended December 31, 2007. Second, on October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit. Third, on October 19, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at one of our facilities in Northern Virginia, VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations.

We are working with the VDEQ to resolve these enforcement matters in a single consent order. Draft consent orders have been exchanged and negotiations are continuing. While the terms of the consent order are not final, the proposed consent order contemplates the payment of a civil penalty and performance of remedial actions to bring the facilities into compliance and reduce future emissions. We intend to finalize and enter a consent order with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines. Because the consent order is not final at this time, we do not know the exact actions VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ will ultimately assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Messrs. du Pont and Fateh have agreed to personally indemnify us against any and all direct or indirect claims, liabilities, damages and penalties, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ending October 24, 2010 as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our company. Based on our negotiations with VDEQ to date and best estimate of the potential penalty, we have accrued a $0.5 million liability related to their claims and a corresponding $0.3 million receivable related to the indemnification agreements for two of the properties. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

Hedging transactions may limit our gains or result in losses.

The terms of our loan agreements require us to maintain certain hedges with respect to our variable rate loans to the extent those loans were to exceed 35.0% of our gross asset value as of and subsequent to March 31, 2008. Subject to the REIT qualification requirements, we may also use derivatives to hedge other liabilities of ours. As of December 31, 2007, we have an interest rate swap with KeyBank National Association, effectively fixing the interest rate on $200.0 million of our KeyBank credit facility at 4.997% plus the applicable credit spread, of 1.50%. This and any future hedging transactions expose us to certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations; and

•	we may have to pay certain costs, such as transaction or brokerage fees.

The REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. We expect that our board of directors will adopt a general policy with respect to our use of interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments in order to hedge all or a portion of our interest rate risk, given the cost of such hedges and the need to qualify and maintain our qualification as a REIT. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations.

However, neither our current nor any future hedge may be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we have entered or may enter into a hedging transaction would most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could harm our operating results.

Our leases generally include terms requiring us to meet certain service level commitments in terms of electrical output, cooling levels and levels of redundancy in all key systems. Any failure to meet these commitments, including as a result of mechanical failure, power outage, human error or for other reasons, could subject us to liability under our lease terms, including loss of management fee reimbursements and rent abatement. Any such failures could also harm our reputation and adversely impact our ability to lease our properties, which could have a material adverse effect on our business, financial condition and results of operations. We may be unable to maintain all systems at levels necessary to avoid such penalties, which could be material.

The bankruptcy or insolvency of a major tenant would have a material adverse impact on our business.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution to our stockholders could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.

Additional risks may arise if we make international investments.

We may, in the future, purchase properties located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•

enactment of laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries, which could affect our ability to qualify as a REIT;

•	general political and economic instability; and

•	adverse conditions caused by national or local labor laws.

In the event that we acquire and develop properties overseas, the realization of any of these risks could have a material adverse impact on our business, financial condition and results of operations.

We depend on third parties to provide Internet connectivity to the tenants in our data centers and any delays or disruptions in connectivity may adversely affect our operating results and cash flow will be adversely affected.

We are not a telecommunications carrier. Although our tenants are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide Internet connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and our own operating results.

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow will be adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could affect our ability to attract new tenants or retain existing tenants.

If we are not successful in efficiently integrating and operating the properties we acquire or develop, the attention of our management may be diverted from our day-to-day operations and we may experience other disruptions which could harm our results of operations.

We will be required to integrate properties we acquire or develop into our existing portfolio. These and future acquired or developed properties may turn out to be less compatible with our growth strategy than originally anticipated, because, for example, we do not realize anticipated operational or geographical synergies, which may cause disruptions in our operations or may divert management’s attention away from our day-to-day operations, which could harm our results of operations.

If in the future we elect to make joint venture investments, we could be adversely affected by a lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that might arise between us and our joint venture partners.

We may invest in the future with third parties through joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become bankrupt, fail to fund their share of required capital contributions or operate the joint venture in a manner that would cause us to fail to qualify as a REIT. Likewise, partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the risk of creating impasses on decisions, because neither we nor our partner would have full control over the joint venture or other entity. Disputes between us and partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our joint venture partners.

We may become subject to litigation or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business, including as a result of any breach in our security systems or downtime in our critical electrical and cooling systems. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary information, including our engineering designs, we rely in part on confidentiality agreements with our employees, consultants, outside collaborators, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we do not hold any patents or registered trademarks, which could make it more difficult to defend any intellectual property rights that we may have in the event of any disclosure of our confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The loss of access to key third-party service providers could adversely affect our current and any future development projects.

Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and great demand, including architects capable of executing our proprietary designs and engineering firms capable of developing our properties. For our current and any future development projects, we will continue to rely on these personnel who have the requisite expertise in the technical environments necessary to develop wholesale data centers. Competition for such technical expertise is intense and we may not always have or retain access to the key third-party service providers that we currently rely on or may rely on in the future.

Any acts of terrorism may directly or indirectly harm our financial condition and operating results.

The strength and profitability of our business depends on the demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or other acts of terrorism or war may directly or indirectly adversely affect our properties, financial condition and operating results. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our financial condition and operating results.

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the overall liquidity of the real estate lending market and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties in which we invest are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to the Real Estate Industry

Our operating performance is subject to risks associated with the real estate industry and we may not achieve our return objectives.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease our cash available for distribution, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties, including data centers;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for data center space;

•	increases in the supply of data center space;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our tenants, such as the cost of complying with laws, regulations and governmental policies; and

•

changes in and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990, or ADA.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected. We may not achieve our return objectives.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to our stockholders and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs to the extent not paid for by our tenants;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and

•	changing submarket demographics.

Illiquidity of real estate investments and the terms of certain of our leases could significantly impede our ability to respond to adverse changes in the performance of our properties, which could harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to adverse changes in the performance of such properties may be limited, thus harming our financial condition. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	any ongoing need for capital improvements that are not passed through to our tenants, such as roof and other structural repairs;

•	changes in operating expenses; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

In addition, data centers represent an illiquid part of the overall real estate market. This illiquidity is driven by a number of factors, including the relatively small number of potential purchasers of such data centers—including other data center operators and large corporate users—and the relatively high cost per square foot to develop data centers, which effectively limits a potential buyer’s ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay.

In addition, the leases for certain of our facilities, including all of VA4 and ACC3 and a portion of ACC4, give the tenants of those facilities a right of first refusal to purchase those properties as well as the property upon which we intend to develop ACC5 if we propose to sell those properties to a third party. In addition, the leases in effect at VA4, ACC3 and ACC2 prohibit us, during the lease terms, from selling those properties to a third party that is a competitor of the tenant. The existence of such restrictions could hinder our ability to promptly sell one or more of these properties, which could harm our financial condition and results of operations.

As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our property.

Some of our properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Our properties may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws, which could harm our operating results.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. Although we believe that our properties comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property or properties into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations, which could harm our operating results.

The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations.

Risks Related to Our Organizational Structure

Conflicts of interest exist or could arise in the future with holders of units of partnership interest in our Operating Partnership, or OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our Operating Partnership and to its limited partners under Maryland law in connection with the management of our Operating Partnership. Our duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. The partnership agreement of our Operating Partnership provides that for so long as we are the general partner of our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we, or such officer, director, agent or employee acted in good faith. In addition, our Operating Partnership is required to indemnify us, and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect were it not for the partnership agreement.

We are also subject to the following additional conflicts of interest with holders of OP units:

We may pursue less vigorous enforcement of terms of the employment agreements with members of our senior management and their affiliates because of our dependence on them and conflicts of interest. Messrs. du Pont and Fateh entered into employment agreements with us, including clauses prohibiting them from competing with us, subject to certain exceptions, in the data center market. None of these agreements was negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these employment agreements because of our desire to maintain our ongoing relationship with members of our senior management and their affiliates and because of conflicts of interest with them, including allowing them to devote significant time to non-data center projects outside of our company, to engage in activities that may compete with us, or to engage in transactions with us without receiving the appropriate board approval.

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of OP units than on our stockholders. The parties that contributed properties to our Operating Partnership may incur tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While we have exclusive authority under the partnership agreement of our Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors, and our ability to take such actions, to the extent that they may reduce the liabilities of our Operating Partnership, may be limited pursuant to the tax protection agreements that we entered into upon completion of our IPO. Certain of our directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.

Messrs. du Pont and Fateh have the right to hold a significant percentage of our stock. Our charter generally authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive and 3.3% of our outstanding capital stock by value. However, our board of directors may grant an exemption from the ownership limits described above if such exemption does not jeopardize our status as a REIT. In addition, our charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, and 20.0% of our outstanding capital stock by value, and that Mr. Fateh, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, and 20.0% of our outstanding capital stock by value. These exemptions from the general ownership limits give Messrs. du Pont and Fateh the ability to own a combined interest in our stock equal to 40.0% of our shares outstanding. In addition, pursuant to their employment agreements, each of Messrs. du Pont and Fateh, as long as he holds at least 9.8% of our outstanding shares on a fully diluted basis, will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Messrs. du Pont and Fateh to exercise, individually or in concert, a substantial degree of control over our affairs even if they are no longer executive officers.

Our senior management team has significant influence over our affairs. As of December 31, 2007, our senior management team, including Messrs. du Pont and Fateh, own an aggregate of approximately 0.7% of our common stock and approximately 67.6% of our OP units (not including those units held by us), equal to approximately 32.2% of our common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of our stockholders. If our senior management team exercises their redemption rights with respect to their OP units and we issue common stock in exchange therefore, our senior management team’s influence over our affairs would increase substantially.

Messrs. du Pont and Fateh have outside business interests that could require time and attention and may interfere with their ability to devote time to our business and affairs. Messrs. du Pont and Fateh own interests in non-data center real estate assets that were not contributed to us, including, among other investments, the office building where our corporate headquarters is located, approximately 40 acres of undeveloped land outside of Phoenix, Arizona and an aggregate of approximately 510 acres of undeveloped land in Northern Virginia. The office building is managed by an unaffiliated third party and Messrs. du Pont and Fateh are not currently engaged in any development projects with respect to the undeveloped land. Pursuant to the terms of our employment agreements with Messrs. du Pont and Fateh, each has agreed to devote substantially all of his business attention and time to our affairs. Messrs. du Pont and Fateh have also agreed, for the terms of their employment with us not to sell any of this land to a competitor of our company, as determined by at least 75% of our independent directors. Any purchase by us of the undeveloped land held by Messrs. du Pont and Fateh would require the approval of at least 75% of our independent directors. In addition, we entered into non-compete agreements with Messrs. du Pont and Fateh upon completion of our IPO pursuant to which each of them have agreed not to compete with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements due to our ongoing relationship with Messrs. du Pont and Fateh and, as a result, our business could be harmed.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control transaction, even if such a change in control may be in our stockholders’ interest, and as a result may depress our stock price.

Our charter contains a 3.3% ownership limit. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to ensure our qualification as a REIT and to limit any person (other than a qualified institutional investor or an excepted holder) to actual or constructive ownership of no more than 3.3% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, and 3.3% of our outstanding capital stock by value. This ownership limit may delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We could increase the number of authorized shares of stock and issue stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. Although our board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL by a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

The provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or adopt a classified board of directors pursuant to Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions could have similar anti-takeover effects. Further, our partnership agreement provides that we may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction we obtain the consent of holders of at least 50% of the OP units of our Operating Partnership (not including OP units held by us) and/or certain other conditions are met.

Certain provisions in the partnership agreement for our Operating Partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement for our Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on our OP units;

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

Our board of directors has no policy regarding the level of indebtedness that we may incur.

Our board of directors has not adopted a policy regarding the maximum level of indebtedness, as a percentage of our market capitalization, that we may incur. Accordingly, we could, without stockholder approval, become more highly leveraged which could result in an increase in our debt service and which could materially adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk of default on our obligations. Even in the event that our board does adopt a policy regarding maximum indebtedness, our board of directors may alter or eliminate our current investment and financing policies at any time without stockholder approval.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, stockholders’ ability to recover damages from such director or officer will be limited.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

In connection with our operation as a public company, we will be required to report our operations on a consolidated basis and, in some cases, on a property by property basis. We are in the process of implementing an internal audit function, installing a new accounting system and modifying other company-wide systems and procedures in a number of areas to enable us to report on a consolidated basis as we continue the process of integrating the financial reporting of the entities we intend to acquire in connection with this offering. If we fail to implement proper overall business controls, including as required to integrate the entities contributing property interests to us in connection with the formation transactions, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness could result in errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our common stock.

Compensation awards to our management may not be tied to or correspond with improved financial results or share price.

The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on a number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock. In addition, all of our grants of stock and LTIP units to our key employees other than Mr. Osgood were 100% vested upon the date of grant. This could increase the risk of departure from the company of any of the recipients. The loss of any of our key personnel could have a materially negative impact on our business.

Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable on a one-to-one basis for our common stock, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. Requirements for qualification and taxation as a REIT are extremely complex, however, and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for federal income tax purposes. In addition, new laws, regulations, interpretations, or court decisions subsequent to this offering may change the federal income tax laws or the federal income tax consequences of our qualification and taxation as a REIT. As a result, no assurance can be provided that we will qualify as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to our qualification and taxation as a REIT or the federal income tax consequences of our qualification and taxation as a REIT. If we lose our REIT status, we will face serious tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

The additional tax liability to us for the year or years in which we did not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to our stockholders. Furthermore, if we failed to qualify as a REIT, non-U.S. stockholders that otherwise might not be subject to federal income tax on the sale of our shares might be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder, if the non-U.S. stockholders own 5% or more of any class of our shares. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as ordinary dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our stock ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. stockholders to adverse federal income tax consequences.

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. stockholders. However, because our shares are publicly traded, we cannot guarantee that we will, in fact, be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares of common stock would be subject to taxation upon such a sale if either (a) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as The New York Stock Exchange, or the NYSE, or (b) the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of our shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, we would fail to qualify as a REIT.

A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”) holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, we would fail to qualify as a REIT, which could have a material adverse impact on the value of our common stock.

If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated that partner’s share of our Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Operating Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.

We will be subject to some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be subject to some federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute. We will incur a 100% excise tax on transactions with our TRS, DF Technical Services LLC, that are not conducted on an arm’s-length basis. A TRS is a corporation which is owned, directly or indirectly, by us and which, together with us, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our tenants. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale.

Increases in our property taxes could adversely affect our ability to make distributions to our stockholders if the increases cannot be passed on to our tenants.

Each of our properties will be subject to real and personal property taxes. These taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase and we cannot pass these increases on to our tenants, our ability to make distributions to our stockholders would be adversely affected.

Changes in taxation of corporate dividends may adversely affect the value of our shares.

The maximum marginal rate of tax payable by domestic non-corporate taxpayers on dividends received from a regular “C” corporation under current law is 15% through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to taxpayers taxed at individual rates by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of the 15% rate to dividends paid after 2010 by “C” corporations could cause taxpayers taxed at individual rates to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends and qualified dividend income) are generally taxed at the same rate as the taxpayer’s other ordinary income.

We will have a reduced carryover tax basis on certain of our assets as a result of the formation transactions, which could reduce our depreciation deductions.

All of our operating properties have a carryover tax basis that is lower than the fair market value of the property. This position could give rise to lower depreciation deductions on these assets that would have the effect of (1) increasing the distribution requirement imposed on us, which could adversely affect our ability to satisfy the REIT distribution requirement, and (2) decreasing the extent to which our distributions are treated as tax-free “return of capital” distributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The information set forth under the captions “Our Properties” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

Except as set forth below and other than routine litigation incidental to our business, we currently are not involved in any legal proceedings, including any proceedings known to be contemplated by governmental authorities.

In 2007, we received three Notice of Violation from the Virginia Department of Environmental Quality (“VDEQ”) related to generators at three of our facilities. First, in March 2007, we were cited by the VDEQ compliance office about our emissions from the ACC2 diesel generators exceeding short-term emission limits.

We commenced a study to develop a remediation plan and currently estimate future capital expenditures with respect to ACC2 of approximately $0.7 million to reduce that facility’s emissions to be in conformance with state limits, which was accrued during the year ended December 31, 2007. Second, on October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit. Third, on October 19, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at one of our facilities in Northern Virginia, VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations.

We are working with the VDEQ to resolve these enforcement matters in a single consent order. Draft consent orders have been exchanged and negotiations are continuing. While the terms of the consent order are not final, the proposed consent order contemplates the payment of a civil penalty and performance of remedial actions to bring the facilities into compliance and reduce future emissions. We intend to finalize and enter a consent order with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines. Because the consent order is not final at this time, we do not know the exact actions VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ will ultimately assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Messrs. du Pont and Fateh have agreed to personally indemnify us against any and all direct or indirect claims, liabilities, damages and penalties, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ending October 24, 2010 as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our company. Based on our negotiations with VDEQ to date and best estimate of the potential penalty, we have accrued a $0.5 million liability related to their claims and a corresponding $0.3 million receivable related to the indemnification agreements for two of the properties. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 21, 2008, we had approximately 4,904 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2007
Fourth Quarter	$23.24	$17.05	$0.15

To qualify and maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. We expect to make future distributions to our stockholders on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership, which may depend upon receipt of rent payments with respect to our properties from our tenants. In addition, our credit facility limits our ability to pay distributions to our common stockholders in excess of 95% of our funds from operations but not less than the minimum necessary to enable us to meet our REIT income distribution requirements.

Use of Proceeds from IPO

Our registration statement on Form S-11, as amended (Registration No. 333-145294) (the “Registration Statement”), with respect to our IPO was declared effective on October 18, 2007. We received net proceeds of $677.0 million from our IPO. We previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2007 the use of $652.5 million of the net proceeds from our IPO. On December 10, 2007, we completed our acquisition of 17.2 acres of land in Santa Clara, CA for a purchase price of $21.1 million. We used the remaining $3.4 million of net proceeds from our IPO for other general corporate purposes.

Issuer Purchases of Equity Securities

We have not purchased any of our registered equity securities during the year ended December 31, 2007.

Performance Graph

The following line graph sets forth, for the period from October 18, 2007 through December 31, 2007, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to then cumulative total return of the S&P 500 Index, the Russell 2000 index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period.

We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to our future stock performance.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA

DuPont Fabros Technology, Inc. (“we”, “us” or the “Company”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a leading owner, developer, operator and manager of wholesale data centers. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Google and Facebook—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases. The phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases.

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, including 4,575,000 shares pursuant to the exercise of the underwriter’s over-allotment option, at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $677.0 million.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties – ACC2, VA3, VA4 and CH1 – were determined to be the “Acquired Properties”. The Predecessor is presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

We also acquired as part of the IPO formation transactions on October 24, 2007, a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of our properties from entities affiliated with Lammot J. du Pont, the Executive Chairman of our board of directors, and Hossein Fateh, our President and Chief Executive Officer. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value.

Prior to October 24, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. For the period October 24, 2007 to December 31, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

The following data should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

	The Company	The Predecessor
	Period from	Period from	Year ended December 31
	October 24, 2007 to December 31, 2007	January 1, 2007 to October 23, 2007	2006	2005	2004	2003
	(in thousands except share and per share data)
Statement of Operations Data
Revenue:
Total operating revenue	$25,871	$35,403	$10,685	$—	$—	$—

Expenses:
Real estate taxes	393	495	99	161	129	175
Insurance	146	174	65	43	41	42
Property operating costs	7,436	10,186	1,823	9	11	34
Management fees	—	1,772	616	—	—	—
Depreciation and amortization	8,896	8,419	2,186	177	193	193
General and administrative, including $15,026, $0, $0, $0, $0 and $0 of non-cash stock based compensation expense, respectively	17,143	381	278	174	—	2
Acquisition of service agreements	176,526	—	—	—	—	—
Other expenses	480	—	—	—	—	—

Total operating expenses	211,020	21,427	5,067	564	374	446

Operating income (loss)	(185,149)	13,976	5,618	(564)	(374)	(446)
Other income and expense:
Interest income	132	280	157	—	—	—
Interest expense	(1,531)	(15,875)	(6,280)	(44)	—	—

Loss before minority interests	(186,548)	(1,619)	(505)	(608)	(374)	(446)
Minority interests	87,242	—	—	—	—	—

Net loss	$(99,306)	$(1,619)	$(505)	$(608)	$(374)	$(446)

Basic and diluted loss per common share	$(2.80)	N/A	N/A	N/A	N/A	N/A

Cash dividends declared per common share	$0.15	N/A	N/A	N/A	N/A	N/A

Weighted average common shares outstanding	35,382,404	N/A	N/A	N/A	N/A	N/A

	The Company	The Predecessor
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Net real estate	$1,357,851	$92,021	$15,972	$6,671	$6,864
Total assets	1,454,155	113,905	36,561	6,693	6,864
Mortgages and notes payable	296,719	112,490	27,803	—	—
Minority interests—operating partnership	490,102	—	—	—	—
Stockholders’ equity and members’ equity (deficit)	557,573	(7,005)	6,500	6,693	6,819

	The Company	The Predecessor
	Period from October 24, 2007 to December 31, 2007	Period from January 1, 2007 to October 23, 2007	2006	2005	2004	2003
	(in thousands, unaudited)
Other Data: Funds from operations(1)
Net loss	$(99,306)	$(1,619)	$(505)	$(608)	$(374)	$(446)
Adjustments:
Real estate depreciation and amortization	8,880	8,419	2,186	177	193	193
Minority interests	(87,242)	—	—	—	—	—

FFO available to common stockholders and unitholders	$(177,668)	$6,800	$1,681	$(431)	$(181)	$(253)

(1)	We calculate funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents income (loss) (computed in accordance with accounting principles generally accepted in the United States of America, or GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate depreciation and amortization (excluding amortization of deferred financing costs) and minority interests and after adjustments for unconsolidated partnerships and joint ventures. Management uses FFO as a supplemental performance measure because, in excluding real estate depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that results from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Other equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to FFO as reported by other companies. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. FFO should not be used as a substitute for cash flow from operating activities computed in accordance with GAAP. The above table presents the reconciliation of FFO to our income (loss), which we believe is the most directly comparable pro forma GAAP measure to our FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

DuPont Fabros Technology, Inc. (“we”, “us” or the “Company”) was formed on March 2, 2007, and is headquartered in Washington, D.C. We are a leading owner, developer, operator and manager of wholesale data centers. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Google and Facebook—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases. The phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases.

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, including 4,575,000 shares pursuant to the exercise of the underwriter’s over-allotment option, at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $677.0 million.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties—ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The Predecessor is presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

We also acquired as part of the IPO formation transactions on October 24, 2007, a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of our properties from entities affiliated with Lammot J. du Pont, the Executive Chairman of our board of directors, and Hossein Fateh, our President and Chief Executive Officer. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value.

Prior to October 24, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. For the period October 24, 2007 to December 31, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

As of December 31, 2007, we owned the following entities/data center properties:

Operating Property	Date Formed	State of Organization
Rhino Interests LLC/ACC2	December 2, 2005	Delaware

Quill Ventures LLC/ACC3	September 21, 2005	Delaware

Grizzly Interests LLC/ACC4	March 2, 2006	Delaware

Lemur Ventures LLC/VA3	March 26, 2003	Delaware

Porpoise Ventures LLC/VA4	June 27, 2005	Delaware

Development Property	Date Formed	State of Organization
Tarantula Ventures LLC/CHI	February 7, 2007	Delaware

Fox Properties LLC/ACC5 and ACC6	August 7, 2007	Delaware

Whale Ventures LLC/NJ1	February 5, 2007	Delaware

Xeres Ventures LLC/SC1	June 25, 2007	Delaware

Land Held for Development	Date Formed	State of Organization
Yak Ventures LLC/ACC7	May 3, 2007	Delaware

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. Because we believe that critical load is the primary factor that tenants evaluate in choosing a data center, we establish our rents based on both the amount of power that we make available to our tenants and the amount of raised square footage that our tenants are occupying. The relationship between raised square footage and critical load can vary significantly from one facility to the next. For example, a data center that is smaller in terms of raised square footage may contain infrastructure that provides its tenants with critical load that exceeds the power capacity of a data center with a significantly larger footprint.

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

Historically, we have paid property management and asset management fees to affiliates of our Executive Chairman and our President and CEO. Although, under the terms of our leases, we charge our tenants property management fees as additional rent, we do not pass through the asset management fees to our tenants. In connection with the formation transactions completed in connection with our IPO, affiliates of our Executive Chairman and our President and CEO contributed these management agreements to us and, as a result, we are no longer required to pay these management fees. We have, however, continued to charge property management fees to our tenants.

Factors Which May Influence Future Results of Operations

Scheduled lease expirations. The amount of net rental income generated by the properties in our portfolio will depend on our ability to maintain the historical lease rates of currently leased space and to re-lease space available from lease terminations. As of December 31, 2007, 5.3% of our total raised square footage and 3.6% of our total critical load, accounting for 1.5% of our annualized rent, is subject to leases expiring by December 31, 2009. Negative trends in these factors could adversely affect our rental income or revenue growth in future periods.

Capacity utilization. Since a portion of our revenue consists of those expenses reimbursed to us by our tenants under the terms of our triple net leases, in any given period our revenue will be determined in part by the amount of expenses that are reimbursed by our tenants. Reimbursements are, in turn, influenced by the amount of capacity utilized by our tenants. Fluctuations in capacity utilization will have no material impact on our reportable net operating income, because our tenants pay the same base rent regardless of how much capacity they utilize in any month. However, such fluctuations will impact our reportable operating revenue.

Acquisitions and development projects. The amount of rental revenue generated by the properties in our portfolio will also depend on our ability to successfully acquire, develop and lease up new data centers. ACC4 Phase I, with 85,700 raised square feet and 18.2 MW of critical load, was brought into service during July 2007 and Phase II, with 85,600 raised square feet and 18.2 MW of critical load was brought into service during October 2007. Our current development efforts are focusing on the completion and lease-up of CH1, ACC5 Phase I, NJ1 Phase I and SC1 Phase I. CH1 Phase I is scheduled for completion in the second quarter of 2008 and ACC5, NJ1 and SC1 are scheduled for completion in 2009. We will also continue to seek to acquire properties for future date center development. Trends in any of these factors could affect our rental income or revenue growth in future periods.

Management fees. Prior to completion of our IPO and related formation transactions, we have paid property management fees and asset management fees to affiliates of our Executive Chairman and our CEO. Our leases charge property management fees to tenants generally equal to 5% of the sum of a tenant’s contractual base rent plus operating expenses other than direct electric, which we define as the cost of power used by the tenant to power and cool its servers. In connection with our IPO and related formation transactions, our Executive Chairman and CEO contributed these management agreements to us and, as a result, we are no longer required to pay these external management fees. We will, however, continue to charge our tenants these property management fees. We anticipate that the elimination of external property management expenses will partially offset the increase in non-reimbursable overhead costs that we will incur as a result of going public and the internalization of certain back-office functions formerly outsourced to affiliates of our Executive Chairman and CEO.

Technical services. Our TRS, DF Technical Services, LLC, generates revenue from providing certain technical services to our tenants on a contract or purchase-order basis, which we commonly refer to as “a la carte” services. Our TRS will generally charge our tenants for its services on a cost-plus basis. Because the degree of utilization of these services is within the control of our tenants, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, our TRS is subject to federal, state and local corporate taxes and is not be required to distribute its income, if any, to us for purposes of making additional distributions to our stockholders. Because demand for its services is unpredictable, we anticipate that our TRS may retain a significant amount of its revenue to fund future services, and therefore we may not be able to regularly receive distributions from our TRS.

Conditions in significant markets. Our initial portfolio is geographically located in Northern Virginia. Positive or negative changes in conditions in this market will impact our overall performance. Future economic downturns or regional downturns affecting our submarkets or downturns in the technology industry that impair our ability to renew or re-lease space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental income will also partially depend on our ability to acquire additional technology-related real estate suitable for data center development that meets our investment criteria.

Operating expenses. We control our operating expenses, in part, by negotiating expense pass-through provisions in tenant leases for most operating expenses. Leases covering 100% of the leased portfolio as of December 31, 2007 required tenants to pay all of their direct operating expenses as well as their pro rata share of indirect operating expenses, including real estate taxes and insurance. Following the IPO, our property and asset management functions will be internalized and, as a result, we will not incur third-party property and asset management expenses in the future. Instead, we will directly incur general and administrative expenses. Moreover, as a public company, we will incur significant legal, accounting and other expenses related to corporate governance, public reporting, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002, and we will not be able to pass through a significant amount of these costs to our tenants. These additional expenses will have a significant impact on our results of operations.

Critical Accounting Policies

We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the tenant leases, which commences when control of the space and the critical power have been provided to the tenant. Deferred rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. As discussed below, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned including a determination of the lease commencement date for accounting purposes and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

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

Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of their fair values in accordance with SFAS No. 141, “Business Combinations.” This includes determining the value of the property and improvements, land, in-place tenant leases, the value (or negative value) of above (or below) market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires judgment and some of the estimates involve complex calculations.

These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in the consolidated statements of operations.

Capitalization of costs. We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. Costs previously capitalized related to any potential property acquisitions no longer considered probable are expensed, which may have a material adverse effect on our net income. The selection of costs to capitalize and the determination of whether an acquisition is probable is subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized.

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

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have an effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and it establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement applies whenever other standards require assets or liabilities to be measured at fair value and is effective in fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company will not elect the fair value option on January 1, 2008 and therefore, the adoption of this standard will not have a material effect on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. Under this statement, noncontrolling interests are considered equity and thus our practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for fiscal years ending after December 15, 2008.

Results of Operations

Since our formation on March 2, 2007 until the IPO on October 24, 2007, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our

Company. Prior to October 24, 2007, operating results are presented for our Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. For the period from October 24, 2007 to December 31, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties,ACC4, NJ1 and ACC7 and the other formation transactions.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating Revenue. Operating revenue for the year ended December 31, 2007 was $61.3 million. This includes base rent of $39.8 million and tenant recoveries of $20.8 million, which includes our property management fee, and other revenue of $0.7 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $10.7 million for the year ended December 31, 2006. The increase of $50.6 million is due to revenue in 2006 consisting of only ACC3.

Operating Expenses. Operating expenses for the year ended December 31, 2007 were $232.4 million. This compares to operating expenses of $5.1 million for the year ended December 31, 2006. The increase of $227.3 million is primarily the result of $176.5 million for the acquisition of service agreements in 2007, $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007, and the inclusion of our headquarters general and administrative expenses of $1.7 million subsequent to the IPO on October 24, 2007. Additionally, due to expenses in 2006 being only for ACC3, we had a $15.8 million increase in property operating costs, a $0.8 million increase in real estate taxes, an increase in depreciation and amortization expense of $15.1 million and a $0.5 million increase in other expenses related to projects for our tenants in the Acquired Properties and ACC4.

Interest Expense. Interest expense for the year ended December 31, 2007 was $17.4 million. This compares to interest expense of $6.3 million for the year ended December 31, 2006. The increase of $11.1 million is due to interest expense in 2006 being only for ACC3 and the inclusion in 2007 of the write-off of unamortized deferred financing costs of $1.4 million and the payment of unaccrued exit fees of $0.7 million due to the early payoff of the ACC3 mortgage loan as a result of closing the KeyBank Credit Facility.

Net Loss. Net loss for the year ended December 31, 2007 was $100.9 million. This compares to a net loss of $0.5 million for the year ended December 31, 2006. The increase of $100.4 million in the net loss is primarily due to the acquisition of service agreements of $176.5 million and non-cash stock based compensation expense of $15.0 million partially offset by the allocation of $87.2 million of the loss to minority interests.

Results of Operations of Our Predecessor

Our Predecessor consists of one operating property, ACC3, which we brought into service as a wholesale data center in June 2006. Since ACC3 was not placed in service until June 2006, no meaningful comparison to the prior year periods can be made. In addition, information related to our operating results for the year ended December 31, 2006 reflects the operation of ACC3 for only the second half of 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating Revenue. Operating revenue for the year ended December 31, 2006 was $10.7 million. This includes base rent of $8.2 million and tenant recoveries of $2.5 million, which includes our property management fee. ACC3 was not in operation during 2005.

Operating Expenses. Operating expenses for the year ended December 31, 2006 were $5.1 million. This compares to operating expenses of $0.6 million for the year ended December 31, 2005. The increase of $4.5 million is primarily the result of a $1.8 million increase in property operating costs, a $0.6 million increase in management fees, and an increase in depreciation and amortization expense of $2.0 million due to the property being placed into service in June 2006.

Interest Expense. Interest expense for the year ended December 31, 2006 was $6.3 million. This compares to interest expense of less than $0.1 million for the year ended December 31, 2005. Our Predecessor began expensing interest costs related to the development of ACC3 when the facility was placed in service in June 2006.

Net Loss. As a result of ACC3 being placed in service in June 2006, our Predecessor incurred a net loss for the year ended December 31, 2006 of $0.5 million, compared to a net loss of $0.6 million in 2005.

Liquidity and Capital Resources

We will elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007, upon filing our federal income tax return for 2007. As a REIT we are required to distribute at least 90% of our taxable income to our stockholders on an annualized basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, we will need to meet these needs from cash generated from operations and external sources of capital. In addition, our liquidity may be negatively impacted by unanticipated increases in project development cost (including the cost of labor and materials and construction delays), and rising interest rates.

We intend to meet our short-term liquidity needs through net cash provided by operations, reserves established from existing cash, and to the extent necessary, through entering into long-term indebtedness, borrowings under our revolving facility and CH1 construction loan, entering into additional construction loans and/or collateralizing ACC4. We expect to meet our long-term liquidity needs through long-term secured borrowings and the issuance of additional equity and debt securities when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

KeyBank Credit Facility

On August 7, 2007, we entered into a $275.0 million revolving credit facility and a $200.0 million term loan (together the “KeyBank Credit Facility”), both of which were arranged by KeyBank National Association and each of which is secured by VA3, VA4, ACC2 and ACC3. As of December 31, 2007, there was $200.0 million outstanding under the term loan and no amounts outstanding under the revolving facility, which has a maximum capacity of $275.0 million. The terms of the revolving facility include an accordion feature, which would enable us to increase the amount of the revolving facility by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of and debt service on the properties included in our borrowing base, the possibility that we may need to add properties to the borrowing base and the agreement of participating lenders to fund the increased amount. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due on maturity at August 7, 2011, with no option to extend.

As of December 31, 2007, the interest rate on our term loan was LIBOR (4.6% at December 31, 2007) plus 1.50%, although we have effectively fixed the interest rate at 6.497% through the use of an interest rate swap. The interest rate associated with the revolving facility is LIBOR plus 1.25%. Future interest rates on the revolving facility will depend on our applicable leverage ratio, which is defined by our credit agreement as the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

Applicable Leverage Ratio	Applicable Interest Rate
Less than 40%	LIBOR plus 1.25%
Greater than or equal to 40% but less than 50%	LIBOR plus 1.40%
Greater than or equal to 50% but less than 60%	LIBOR plus 1.60%
Greater than or equal to 60%	LIBOR plus 1.70%

Four of our stabilized properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base. In the future, we may add additional properties to our borrowing base, which would subject those properties to additional restrictions. Also, any equity interest that we may hold in any of our properties, whether or not included in our borrowing base, will provide additional collateral with respect to our term loan and revolving facility.

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in merger and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of the net proceeds of the IPO plus 75% of the sum of (a) any additional offering proceeds occurring after the IPO and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of December 31, 2007, we were in compliance with all applicable covenants.

On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Debt effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the KeyBank Debt at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of December 31, 2007, the cumulative reduction in the fair value of the interest rate swap of $7.9 million was recognized as a liability and recorded as an other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

CH1 Mortgage

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 is currently pledged as collateral. As of December 31, 2007, amounts outstanding under this loan totaled $96.7 million. This loan bears interest at LIBOR (4.6% at December 31, 2007) plus 2.25% and currently requires interest-only payments. This loan matures on December 20, 2009, with a one-time option to extend the maturity for a period of 12 months subject to customary conditions. Prepayment is permitted subject to payment of certain breakage costs incurred by the lender.

The loan includes certain customary covenants, including without limitation, maintaining insurance on the property, payment of taxes and providing financial reports. The loan also provides for customary events of default, including failure to pay a sum due, the occurrence of a material adverse effect to CH1, borrower or the Operating Partnership, and the occurrence of a change of control. Upon the occurrence of an event of default under the loan, the lender may accelerate the obligation and declare amounts outstanding to be immediately due and payable, may withhold disbursements and may take possession of the property. As of December 31, 2007, we were in compliance with all applicable covenants.

Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2007, including the maturities and scheduled principal repayments of our term loan, revolver and CH1 mortgage (in thousands):

Obligation(1)	2008	2009	2010-2011	2012-2013	Total
Long-term debt obligations(2)	$19,619	$116,125	$220,752	$—	$356,496
Operating leases	261	189	—	—	450

Total	$19,880	$116,314	$220,752	$—	$356,946

(1)	Excludes amounts payable pursuant to a construction contract for CH1 executed on November 28, 2007 with an unrelated contractor. The balance of the contract, as adjusted for change orders, is $157.0 million. As of December 31, 2007, the amount incurred was $136.3 million. Also, excludes the following amounts payable related to commitments via our construction vendor to purchase equipment and labor including rotary UPS, generators, structural precast work, electrical work and mechanical work: $50.0 million at NJ1, $32.9 million at SC1 and $32.3 million at ACC5 as of December 31, 2007. Between January 1, 2008 and February 28, 2008, we entered into additional commitments of $25.2 million at NJ1, $22.8 million at SC1 and $29.2 million at ACC5 subsequent to December 31, 2007.
(2)	These amounts include obligations for payment of both principal and interest. All interest on our debt is variable rate with the exception of our term loan which is fixed at 6.497% through an interest rate swap. For purposes of this table, we have used the December 2007 LIBOR rate of 4.6% for the variable rate debt.

Off-Balance Sheet Arrangements

As December 31, 2007, 2006 and 2005, we did not have any off-balance sheet arrangements.

Discussion of Cash Flows

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in operating activities increased by $11.4 million to $12.3 million for the year ended December 31, 2007, compared to cash used of $0.9 million for the prior year. The increase was the result of a decrease in accounts payable and accrued expenses of $25.3 million in 2007 partially offset by an increase in cash from operations as ACC3 was placed in service in June 2006 and we acquired the Acquired Properties on August 7, 2007 and ACC4 on October 24, 2007.

Net cash used in investing activities increased by $687.5 million to $751.3 million for the year ended December 31, 2007 compared to $63.8 million for the prior year. Cash used in investing activities for the year ended December 31, 2007 consisted of the use of $222.3 million to acquire the Acquired Properties, $378.6 million to acquire ACC4, ACC7, NJ1 and SC1, $21.1 million to acquire the land that will be used to develop SC1, $11.9 million for the acquisition of land that will be used to develop ACC5 and ACC6 and $117.4 million related to the development of CH1, ACC5, NJ1 and SC1 and small projects at the operating properties. For the year ended December 31, 2006, cash used in investing activities primarily consisted of the use of $77.1 million for the development of ACC3, which was placed in service in June 2006, partially offset by the repayment of $13.2 million from affiliates.

Net cash provided by financing activities increased by $700.6 million to $770.2 million for the year ended December 31, 2007 compared to $69.6 million for the prior period. Cash provided by financing activities for the year ended December 31, 2007 primarily reflects the net proceeds from our IPO of $677.0 million and borrowings under the our debt instruments of $643.7 million. A portion of the proceeds from the IPO and our debt instruments was partially used to pay off the mortgage loan at ACC3 of $125.2 million, pay off the old construction loan at CH1 of $27.1 million and repay amounts under our KeyBank Credit Facility of $332.0 million. In connection with obtaining the KeyBank Credit Facility we expended $8.3 million of various fees and costs and in connection with obtaining the CH1 Mortgage Loan we expended $2.3 million of various fees and costs. Additionally, we repaid $32.1 million of borrowings from affiliates, distributed $9.8 million to members of ACC3 prior to the formation of Safari and subsequently distributed $13.8 million to members of Safari. Cash provided by financing activities for the year ended December 31, 2006 represents $84.7 million of loan proceeds related to the construction of ACC3 partially offset by repayments to affiliates of $2.0 million and distributions of $13.0 million to members of ACC3.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in operating activities decreased by $4.1 million to $0.9 million for the year ended December 31, 2006 as compared to $5.0 million for the prior year. The decrease is primarily due to an increase in accounts payable and accrued expenses of $2.3 million and receipt of advance rents of $1.6 million in 2006.

Net cash used in investing activities increased by $41.2 million to $63.8 million for the year ended December 31, 2006 compared to $22.6 million for the prior year. This increase is a result of an increase in development costs of $67.7 million offset by the repayment of a loan from an affiliate in the amount of $13.2 million. Development costs paid were $77.1 million in 2006 and $9.4 million in 2005 as development did not commence until December 2005.

Net cash provided by financing activities increased by $42.0 million to $69.6 million for the year ended December 31, 2006 compared to $27.6 million for the prior year. The increase resulted from the increase in the incurrence of debt of $56.9 million due to increased borrowings in connection with the development of ACC3 in the year ended December 31, 2006, compared to the prior year, partially offset by an increase in distributions to owners of $13.0 million.

Funds From Operations

Funds From Operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITs may not be comparable to Funds From Operations published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, Funds From Operations should be examined in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere in this prospectus. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. The following table sets forth a reconciliation of our net loss to FFO (in thousands):

	The Company	The Predecessor
	Period from October 24, 2007 to December 31, 2007	Period from January 1, 2007 to October 23, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net loss	$(99,306)	$(1,619)	$(505)	$(608)
Adjustments:
Real estate depreciation and amortization	8,880	8,419	2,186	177
Minority interests	(87,242)	—	—	—

FFO available to common stockholders and unitholders	(177,668)	6,800	1,681	(431)

Related Party Transactions

Leasing Arrangements

As of December 31, 2007, we leased approximately 6,757 square feet of office space at 1212 New York Avenue in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and CEO. Under the terms of the lease, which expires on September 17, 2009, we are required to pay to $21,535 per month in rent until September 17, 2008 and then $22,181 per month until the end of the lease in addition to our pro rata share of any increase in real estate taxes over the base year. We have four options to renew for periods of five years each. In February 2008, we amended this lease to add an additional 2,580 square feet of leased space for an additional $7,993 per month in rent. The additional space is under lease until September 2014 and rent escalates 3% per annum. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

Inflation

Our leases all contain annual rent increases. As a result, we believe that we are largely insulated from the effects of inflation. However, our general and administrative expenses can increase with inflation, most of which we do not expect that we will be able to pass along to our tenants. Additionally, any increases in the costs of development of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop our properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our tenants in the form of higher rents.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Credit Facility to be effective August 17, 2007 through the maturity of this loan. This swap agreement effectively fixes the interest rate on $200.0 million of the KeyBank Credit Facility at 4.997% plus the applicable credit spread, which as of December 31, 2007 was fixed at 1.50%. We have designated this agreement as a hedge for accounting purposes. We do not intend to use derivatives for trading or speculative purposes and, to the extent we elect to enter into hedging arrangements under the terms of our loan agreement, we intend to enter into contracts only with major financial institutions based on their credit rating and other factors.

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2007 (excluding the portion of the KeyBank Credit Facility that is hedged through our interest rate swap) would decrease future income before minority interests and cash flows by approximately $1.0 million annually less the impact of capitalization on our income before minority interests. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of December 31, 2007 would be approximately $1.0 million annually less the impact of capitalization on our income before minority interests. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited the accompanying consolidated balance sheet of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2007, and the balance sheet of Safari Ventures LLC (the “Predecessor”), as defined in Note 1, as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and members’ deficit, and cash flows for the period from January 1, 2007 through October 23, 2007 (representing the Predecessor), for the period from October 24, 2007 through December 31, 2007 (representing the Company) and for each of the two years in the period ended December 31, 2006 (representing the Predecessor.) Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2007 and the financial position of Safari Ventures LLC at December 31, 2006, and the consolidated results of their operations and their cash flows for the period from January 1, 2007 through October 23, 2007 (representing the Predecessor), for the period from October 24, 2007 through December 31, 2007 (representing the Company) and for each of the two years in the period ended December 31, 2006 (representing the Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2008

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED BALANCE SHEETS

	The Company	The Predecessor
	December 31, 2007	December 31, 2006
	(in thousands except share and per share data)

ASSETS
Income producing property:
Land	$26,971	$1,071
Buildings and improvements	1,102,954	93,400

	1,129,925	94,471
Less: Accumulated depreciation	(17,710)	(2,450)

Net income producing property	1,112,215	92,021
Construction in progress and land held for development	245,636	—

Net real estate	1,357,851	92,021
Cash and cash equivalents	11,510	4,861
Restricted cash	119	—
Rents and other receivables, net	13,915	4,338
Lease contracts above market value, net of accumulated amortization of $1,022 and $0, respectively	22,078	—
Deferred costs, net	45,863	12,568
Prepaid expenses and other assets	2,093	117
Due from related parties	237	—
Non-real estate fixed assets, net of depreciation of $16 and $0	489	—

Total assets	$1,454,155	$113,905

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT
Liabilities:
Mortgages and notes payable	$296,719	$112,490
Accounts payable and accrued liabilities	39,178	2,305
Dividend and distribution payable	10,044	—
Lease contracts below market value, net of accumulated amortization of $3,623 and $0, respectively	48,277	—
Advance rents and security deposits	4,392	1,580
Interest rate swap liability	7,870	—
Due to related parties	—	4,535

Total liabilities	406,480	120,910
Minority interests—operating partnership	490,102	—
Commitments and contingencies	—	—
Stockholders’ equity and members’ deficit:
Members’ deficit	—	(7,005)
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 35,453,833 shares issued and outstanding at December 31, 2007, and no shares issued or outstanding at December 31, 2006	35	—
Additional paid in capital	664,714	—
Accumulated deficit	(99,306)	—
Accumulated other comprehensive loss	(7,870)	—

Total stockholders’ equity and members’ deficit	557,573	(7,005)

Total liabilities and stockholders’ equity and members’ deficit	$1,454,155	$113,905

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Company	The Predecessor
	For the period from October 24, 2007 through December 31, 2007	For the period from January 1, 2007 through October 23, 2007	Year ended December 31,
			2006	2005
	(in thousands except share and per share data)
Revenue:
Base rent	$16,295	$23,458	$8,208	$—
Recoveries from tenants	8,961	11,823	2,460	—
Other revenue	615	122	17	—

Total operating revenue	25,871	35,403	10,685	—
Expenses:
Real estate taxes	393	495	99	161
Insurance	146	174	65	43
Property operating costs	7,436	10,186	1,823	9
Management fees	—	1,772	616	—
Depreciation and amortization	8,896	8,419	2,186	177
General and administrative, including $15,026, $0, $0 and $0 of non-cash stock based compensation expense	17,143	381	278	174
Acquisition of service agreements	176,526	—	—	—
Other expenses	480	—	—	—

Total operating expenses	211,020	21,427	5,067	564

Operating income (loss)	(185,149)	13,976	5,618	(564)
Other income and expense:
Interest income	132	280	157	—
Interest expense	(1,531)	(15,875)	(6,280)	(44)

Loss before minority interests	(186,548)	(1,619)	(505)	(608)
Minority interests	87,242	—	—	—

Net loss	$(99,306)	$(1,619)	$(505)	$(608)

Basic and diluted loss per common share	$(2.80)	N/A	N/A	N/A

Dividends declared per common share	$0.15	N/A	N/A	N/A

Weighted average number of common shares outstanding, basic and diluted	35,382,404	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Loss	Members’ Equity (Deficit)	Total
	Number	Amount
THE PREDECESSOR
Balance at January 1, 2005	—	$—	$—	$—		$—	$6,693	$6,693
Comprehensive income:
Net loss					$(608)		(608)	(608)

Comprehensive income					$(608)

Contributions							415	415

Balance at December 31, 2005	—	—	—	—		—	6,500	6,500
Comprehensive income:
Net loss					$(505)		(505)	(505)

Comprehensive income					$(505)

Distributions							(13,000)	(13,000)

Balance at December 31, 2006	—	—	—	—		—	(7,005)	(7,005)
Comprehensive income:
Net loss					$(1,619)		(1,619)	(1,619)
Other comprehensive loss—change in fair value of interest rate swap					(3,937)	(3,937)	—	(3,937)

Comprehensive income					$(5,556)

Distributions							(23,552)	(23,552)
Step-up in basis from Safari acquisition							263,189	263,189

Balance at October 23, 2007	—	—	—	—		(3,937)	231,013	227,076

THE COMPANY
Comprehensive income:
Net loss				(99,306)	$(99,306)			(99,306)
Other comprehensive loss—change in fair value of interest rate swap					(3,933)	(3,933)		(3,933)

Comprehensive income					$(103,239)

Reclassify members’ equity to additional paid in capital			231,013				(231,013)	—
Redemption of members’ interests			(21,278)					(21,278)
Dividends declared			(5,318)					(5,318)
Initial capitalization	1,000	—	—					—
Issuance of common stock	35,075,000	35	736,540					736,575
Offering costs			(59,572)					(59,572)
Issuance of stock awards	377,833	—	6,434					6,434
Amortization of deferred compensation costs			728					728
Adjustment to minority interests in Operating Partnership			(223,833)					(223,833)

Balance at December 31, 2007	35,453,833	$35	$664,714	$(99,306)		$(7,870)	$—	$557,573

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Company	The Predecessor
	For the period from October 24, 2007 through December 31, 2007	For the period from January 1, 2007 through October 23, 2007	Year ended December 31,
			2006	2005
	(Dollars in thousands)
Cash flow from operating activities
Net loss	$(99,306)	$(1,619)	$(505)	$(608)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interests	(87,242)	—	—	—
Acquisition of service agreements	176,526	—	—	—
Non-cash stock based compensation expense	15,026	—	—	—
Depreciation and amortization	8,896	8,419	2,186	177
Amortization of loan costs	230	1,067	565	14
Write-off of unamortized loan costs	—	1,353	—	—
Amortization of lease contracts above and below market value	(1,307)	(1,294)	—	—
Changes in operating assets and liabilities
Rents and other receivables, net	(2,195)	(4,185)	(4,338)	—
Deferred costs	(20)	—	(6,580)	(4,587)
Prepaid expenses and other assets	1,276	(242)	(72)	(22)
Accounts payable and accrued liabilities	(23,399)	(1,865)	2,282	23
Advance rents and security deposits	3,455	(5,851)	1,580	—
Due to/from related parties	—	—	3,992	(4)

Net cash used in operating activities	(8,060)	(4,217)	(890)	(5,007)

Cash flow from investing activities
Acquisition of Acquired Properties, ACC4, ACC7, NJ1 and SC1 and service agreements, net of cash acquired	(378,606)	(222,341)	—	—
Acquisition and development of real estate	(78,035)	(72,275)	(77,057)	(9,399)
Repayment from related parties	—	—	13,211	(13,211)

Net cash used in investing activities	(456,641)	(294,616)	(63,846)	(22,610)

Cash flow from financing activities
Issuance of common stock, net of offering costs	677,003	—	—	—
Proceeds from issuance of debt	154,629	489,118	84,687	27,803
Principal repayments of debt	(359,127)	(125,205)	—	—
Payments of financing costs	(2,322)	(8,308)	(123)	(2,778)
Related party borrowings (repayments)	(615)	(31,438)	(1,967)	2,177
Contributions from members	—	—	—	415
Distributions to members	—	(23,552)	(13,000)	—

Net cash provided by financing activities	469,568	300,615	69,597	27,617

Net increase in cash and cash equivalents	4,867	1,782	4,861	—
Cash and cash equivalents, beginning	6,643	4,861	—	—

Cash and cash equivalents, ending	$11,510	$6,643	$4,861	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest (excluding interest capitalized)	$758	$14,084	$4,531	$30

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We intend to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in each of the properties we own.

We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 shares of common stock, including 4,575,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $677.0 million. We contributed the proceeds of our IPO to our Operating Partnership in exchange for a number of units of limited partnership interest of our Operating Partnership (“OP units”) equal to the number of common shares sold in the IPO.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and the other data center properties – ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

Upon completion of the IPO, the Company entered into various formation transactions. The formation transactions included the issuance of 23,045,366 Operating Partnership Units (“OP Units”) and cash payments of $372.5 million (which included $274.0 million of cash used to retire the debt and fund other obligations at ACC4) for total consideration of $856.5 million for the acquisition of the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007), land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value. The Company also issued 8,116,906 OP units and made a cash payment of $6.1 million for total consideration of $176.5 million for the acquisition of the management, development, leasing, asset management and technical services agreements for these properties from entities affiliated with Lammot J. du Pont, the Executive Chairman of our board of directors, and Hossein Fateh, our President and Chief Executive Officer.

As of December 31, 2007, the Company includes the following entities/data center properties:

Operating Properties	Date Formed	State of Organization
Rhino Interests LLC/ACC2	December 2, 2005	Delaware

Quill Ventures LLC/ACC3	September 21, 2005	Delaware

Grizzly Ventures LLC/ACC4	March 2, 2006	Delaware

Lemur Ventures LLC/VA3	March 26, 2003	Delaware

Porpoise Ventures LLC/VA4	June 27, 2005	Delaware

Development Properties	Date Formed	State of Organization
Tarantula Ventures LLC/CHI	February 7, 2007	Delaware

Fox Properties LLC/ACC5 and ACC6	August 7, 2007	Delaware

Whale Ventures LLC/NJ1	February 5, 2007	Delaware

Xeres Ventures LLC/SC1	June 25, 2007	Delaware

Land Held for Development	Date Formed	State of Organization
Yak Ventures LLC/ACC 7	May 3, 2007	Delaware

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have one reportable segment consisting of investments in data centers located in the United States.

These consolidated financial statements include the financial position and results of operations of our Predecessor through August 6, 2007 and reflect its acquisition of the Acquired Properties (effective August 7, 2007) and the acquisition of ACC4 and land held for the development of ACC7 and NJ1 (effective October 24, 2007) at their estimated fair values. Accordingly, the results of operations for 2007 include the results of operations of the Predecessor for all months in the reporting periods and the results of operations of the Acquired Properties from their date of acquisition, August 7, 2007 and ACC4, ACC7 and NJ1 from their date of acquisition, October 24, 2007. The financial statements up through October 23, 2007 also do not reflect the Company’s acquisition of property management and other services agreements and thus, the internalization of these services.

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

Income-Producing Property

The Predecessor’s data center, ACC3, is recorded at cost, including the external direct costs of the acquisition. The Acquired Properties’ data centers (ACC2, VA3, VA4 and CH1) are recorded at their estimated fair value on the date of acquisition, August 7, 2007. ACC4, ACC7, NJ1 and SC1 are recorded at their estimated fair value on the date of acquisition, October 24, 2007.

We allocated the purchase price of the Acquired Properties, ACC4, ACC7, and NJ1, to the related physical assets and in-place leases based on their relative fair values, in accordance with SFAS No. 141. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, improvements, and any personal property based on replacement cost estimates and other relevant information.

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively.

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $2.9 million for the period from October 24, 2007 to December 31, 2007, $1.0 million for the period from January 1, 2007 to October 23, 2007, $2.6 million for the year ended December 31, 2006, and $0.1 million for the year ended December 31, 2005.

In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, as provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is delivered and ready for its intended use.

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $8.1 million for the period from October 24, 2007 to December 31, 2007, $7.2 million for the period from January 1, 2007 to October 23, 2007, $1.7 million for the year ended December 31, 2006, and $0.2 million for the year ended December 31, 2005. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded for during the three years ended December 31, 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2007, there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents

We consider all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase to be cash equivalents. Our account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We mitigate this risk by depositing a majority of our funds with major financial institutions. We have not experienced any losses and believe that the risk is not significant.

Deferred Costs

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. On August 7, 2007, we paid off the ACC3 mortgage loan with borrowings under the KeyBank Credit Facility. This resulted in the write-off of the remaining unamortized deferred financing costs related to the ACC3 mortgage loan in the amount of $1.4 million, which was recorded as interest expense in the accompanying consolidated statements of operations. Amortization of the deferred financing costs included in interest expense totaled $0.2 million for the period from October 24, 2007 to December 31, 2007, $1.1 million for the period from January 1, 2007 to October 23, 2007, $0.6 million for the year ended December 31, 2006, and less than $0.1 million for the year ended December 31, 2005. Balances, net of accumulated amortization, at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Financing costs	$10,630	$2,901
Accumulated amortization	(1,030)	(975)

Financing costs, net	$9,600	$1,926

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. On August 7, 2007, in connection with the acquisition of the Acquired Properties, we recorded $10.6 million of leasing costs. On October 24, 2007, in connection with the acquisition of ACC4, we recorded $17.0 million of leasing costs. Amortization of deferred leasing costs totaled $0.8 million for the period from October 24, 2007 to December 31, 2007, $1.2 million for the period from January 1, 2007 to October 23, 2007, $0.5 million for the year ended December 31, 2006, and $0 for the year ended December 31, 2005. Balances, net of accumulated amortization, at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Leasing costs	$38,759	$11,166
Accumulated amortization	(2,496)	(524)

Leasing costs, net	$36,263	$10,642

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2007 and 2006, the fuel inventory was $1.0 million and $0.1 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. The amount of the straight-line rent receivable on the consolidated balance sheets included in rents and other receivables, net was $12.6 million and $4.2 million as of December 31, 2007 and 2006, respectively. Lease Intangible assets and liabilities that have resulted from above market and below market leases that were acquired, are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2007, the balance of unamortized Lease Intangible assets for above market contracts was $22.1 million and the balance of unamortized Lease Intangible liabilities for below market contracts was $48.3 million. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease will be written off to rental revenue.

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of December 31, 2007 and 2006, no allowance was considered necessary.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes incurred by us. The reimbursements are included in rental income in the consolidated statements of operations in the period the applicable expenditures are incurred.

Other Revenue

Other revenue primarily consists of services provided to our tenants on an ad-hoc basis. Once the project is complete, the revenue is recognized.

Real Estate Sales

In accordance with SFAS No. 66, Accounting for Sales of Real Estate, we recognize sales at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and there is no significant continuing involvement.

Equity IPO Costs

Underwriting discount and commissions, financial advisory fees and additional IPO costs of $59.6 million are reflected as reductions to additional paid-in capital in the consolidated balance sheet of the Company as of December 31, 2007.

Income Taxes

We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (“TRS”). If we fail to qualify as a

REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

We have jointly elected with DF Technical Services LLC, a 100% owned subsidiary of our Operating Partnership, to treat it as a TRS of ours. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. No provision for income taxes has been made for the period from October 24, 2007 to December 31, 2007 as our TRS did not incur taxable income for that period.

The Predecessor was not subject to U.S. federal income tax on its income. Results of operations of the Predecessor are included proportionately in the federal income tax returns of the individual members; therefore, no provision for federal income taxes is included in the accompanying consolidated financial statements for periods prior to October 24, 2007.

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statements of Stockholders’ Equity and Members’ Deficit, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the Consolidated Statements of Stockholders’ Equity and Members’ Deficit, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive securities outstanding during the period using the treasury stock method.

Stock-based Compensation

We have awarded stock-based compensation to employees, contractors and members of our Board of Directors in the form of common stock and LTIP units. These awards are accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, which was effective January 1, 2006. We had no stock-based compensation awards outstanding prior to our IPO in October 2007. This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of LTIP units is based on the market value of our common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant.

Profits, Losses and Distributions

For periods prior to October 24, 2007, the profits and losses of the Predecessor were allocated to the individual members in accordance with their respective limited liability company agreements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007 did not have an effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and it establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement applies whenever other standards require assets or liabilities to be measured at fair value and is effective in fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company will not elect the fair value option on January 1, 2008 and therefore, the adoption of this standard will not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after its adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. Under this statement, noncontrolling interests are considered equity and thus our practice of reporting minority interests in the mezzanine section of the balance sheet will be eliminated. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between controlling and noncontrolling interests. Last increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for fiscal years ending after December 15, 2008.

3. Acquisitions

In connection with our IPO, we acquired the following properties:

•

four stabilized data centers located in Northern Virginia, which we refer to as VA3, VA4, ACC2 and ACC3, having an aggregate critical load of 46.0 megawatts (“MW”) and which were, as of December 31, 2007, 100% leased;

•

our prototype ground-up development in Northern Virginia, ACC4, which has an aggregate critical load of 36.4 MW. We completed the final phase of this facility in October 2007 and consider it to be stabilized. As of December 31, 2007, 84.6% of this property was leased;

•

one data center under development in suburban Chicago, which we refer to as CH1, which also is expected to have an aggregate 36.4 MW of critical load and a flexible design. The CH1 development involves retrofitting an existing building, or shell, for use as a data center and is being developed in two phases, with the first phase scheduled for completion in the second quarter of 2008; and

•

undeveloped properties in Northern Virginia, which we refer to as ACC5, ACC6 and ACC7, and Piscataway, New Jersey, which we refer to as NJ1, and a contract to acquire land in Santa Clara, California, which we refer to as SC1. We subsequently closed on the acquisition of land in Santa Clara, CA in December 2007. We believe that these properties will, in the aggregate, support the development of six new data centers with an aggregate critical load of 187.2 MW.

Concurrent with our acquisition of the properties and interests described above, we also acquired property management, development, leasing, asset management and technical services agreements and arrangements for these properties from entities affiliated with our Executive Chairman and our President and CEO.

On August 7, 2007, the Predecessor acquired the following income producing properties: ACC2, VA3 and VA4, and a property under development, CH1. The Company plans to develop the CH1 property in two phases and expects to incur total development costs of approximately $365 million, excluding capitalized interest. Completion of phase 1 is expected in the second quarter of 2008.

The allocation of the purchase price of the Acquired Properties to the assets acquired and liabilities assumed in accordance with SFAS No. 141 was as follows:

(in thousands)
Income producing property:
Land	$19,300
Buildings and improvements	470,556

Net income producing property	489,856
Construction in progress and land held for development	86,588

Net real estate	576,444
Cash and cash equivalents	17,507
Lease contracts above market value	18,900
Deferred costs, net	10,576
Prepaid expenses and other assets	836

Assets acquired at fair value	624,263

Mortgages and notes payable	(24,814)
Accounts payable and accrued liabilities	(42,109)
Lease contracts below market value	(38,200)
Advance rents and security deposits	(5,201)
Due to related parties	(10,902)

Liabilities assumed at fair value	(121,226)
Less: Cash paid for Acquired Properties	(239,848)

Step-up in basis from acquisition	$263,189

In conjunction with the IPO on October 24, 2007, the Company acquired the entity that owns ACC4 (a data center that was fully completed on October 30, 2007), land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The Company issued 10,981,339 OP units, paid cash of $288.9 million (including $274.0 million of cash used to retire the debt and fund other obligations at ACC4) and assumed liabilities of $39.7 million to acquire these properties and contracts.

The allocation of the purchase price of these assets to the assets acquired and liabilities assumed in accordance with SFAS No. 141 was as follows:

(in thousands)
Income producing property:
Land	$6,600
Buildings and improvements	537,979

Net income producing property	544,579
Construction in progress and land held for development	14,287

Net real estate	558,866
Cash and cash equivalents	3,057
Rents and other receivables, net	3,197
Lease contracts above market value	4,200
Deferred costs, net	16,997
Prepaid expenses and other assets	2,445
Non-real estate fixed assets	353

Assets acquired at fair value	$589,115

Accounts payable and accrued liabilities	(23,353)
Lease contracts below market value	(13,700)
Due to related parties	(16,379)
Advance rents and security deposits	(7)

Liabilities assumed at fair value	$(53,349)

If the acquisition of the Acquired Properties and ACC4 had occurred on January 1, 2006, then the unaudited results of operations for the years ended December 31, 2007 and 2006 on a pro forma basis would have been as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$108,256	$69,383
Expenses	270,755	53,926
Operating income (loss)	(162,499)	15,457
Net income (loss)	(94,235)	244

The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations. The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of revenue for straight-line revenue and amortization of above market and below market lease contracts, (ii) the adjustment of depreciation and amortization expense for the step-up of the real estate assets’ value and the adjustment to lease commissions under SFAS No. 141 and (iii) the adjustment of interest expense for the refinancing of the Acquired Properties’ mortgage loans with borrowings under the KeyBank Credit Facility. For the year ended December 31, 2007, expenses include charges of $176.5 million for the acquisition of service agreements and $15.0 million of non-cash stock based compensation.

4. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2007:

(dollars in thousands) Property	Location	Rentable Square Feet (Unaudited)	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
Operating Properties
ACC2	Ashburn, VA	53,397	$2,500	$157,102	$989	$160,591
ACC3	Ashburn, VA	79,600	1,071	94,203	20	95,294
ACC4	Ashburn, VA	171,300	6,600	537,978	89	544,667
VA3	Reston, VA	144,901	10,000	173,051	134	183,185
VA4	Bristow, VA	90,000	6,800	140,620	14	147,434

		539,198	26,971	1,102,954	1,246	1,131,171
Development Properties
CH1	Elk Grove, IL	211,140	—	—	186,550	186,550
ACC5/6	Ashburn, VA	326,200	—	—	17,748	17,748
NJ1	Piscataway, NJ	171,200	—	—	10,780	10,780
SC1	Santa Clara, CA	171,200	—	—	25,132	25,132
Land Held for Development
ACC7	Ashburn, VA	50,000	—	—	4,180	4,180

		1,468,938	$26,971	$1,102,954	$245,636	$1,375,561

5. Intangible Assets

Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2007, these assets have a weighted average remaining life of 9.2 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2008	$4,429
2009	4,424
2010	4,130
2011	3,758
2012	3,670
2013 and thereafter	15,852

$36,263

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2007, these net Lease Intangible liabilities have a weighted average remaining life of 8.3 years for above market leases and 6.8 years for below market leases with estimated net future amortization (increase to rental income) as follows (in thousands):

Year Ending December 31,
2008	$6,975
2009	6,975
2010	4,079
2011	1,585
2012	1,439
2013 and thereafter	5,146

$26,199

Tenant Origination Costs are included in buildings and improvements on the Company’s balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2007, these assets have a weighted average remaining life of 8.0 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2008	$4,770
2009	4,770
2010	4,770
2011	4,333
2012	3,148
2013 and thereafter	11,548

$33,339

6. Leases

As of December 31, 2007, two tenants accounted for approximately 91% of the total consolidated data center rental income. Each tenant accounted for $8.2 million and $3.1 million of rents and other receivables, respectively, all of which are straight-line rent receivables, and $4.3 million and $0 of advance rents as of December 31, 2007. The Company does not hold security deposits from these tenants. All tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

Future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2008	$69,603
2009	88,390
2010	91,694
2011	90,377
2012	92,037
Thereafter	437,443

$869,544

7. Debt

On August 7, 2007, Safari entered into a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a total of $200.0 million was outstanding as of December 31, 2007.

Upon consent of the lender, the revolving facility may be increased by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of this feature, we anticipate that we would need to add properties to the borrowing base. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

As of December 31, 2007, the interest rate on our term loan was LIBOR (4.6% at December 31, 2007) plus 1.50%, which we have effectively fixed at 6.497% through the use of an interest rate swap. The interest rate associated with the revolving facility is LIBOR plus 1.25%.

Four of our stabilized operating properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base with an aggregate book value of $586.4 million as of December 31, 2007, along with the assignments of rents and leases at these properties. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may only be removed with the approval of our lenders. In addition, the revolving facility and term loan contain customary covenants. As of December 31, 2007, we were in compliance with all applicable covenants.

As part of the KeyBank refinancing, Safari repaid the mortgage loan on ACC3 totaling $125.2 million. In addition, Safari also paid an exit fee on this loan totaling $1.3 million resulting in a charge to interest expense of $0.7 million. Also, we wrote off the unamortized deferred financing costs related to the ACC3 mortgage loan which resulted in a charge to interest expense of $1.4 million.

On December 20, 2007, Tarantula Ventures LLC, the owner of CH1, entered into a $148.9 million promissory note with KeyBank National Association relating to the refinancing of CH1 of which $96.7 million was outstanding at December 31, 2007. The note bears interest at a variable interest rate equal to the sum of the one-month LIBOR (4.60% at December 31, 2007) plus 2.25%. The note matures on December 20, 2009 and can be extended for an additional 12 months subject to certain conditions and payment of an extension fee equal to $0.4 million (0.25% of the note amount). The note is collateralized by the CH1 assets with an aggregate net book value of $186.6 million at December 31, 2007. The proceeds from the note repaid the existing $30.1 million financing with Lehman Brothers Holdings that bore interest at a variable interest rate equal to the sum of the one-month LIBOR plus 3.5%. An exit fee equal to $0.3 million (1.0% of the refinanced note amount) was paid at the refinancing on December 20, 2007.

At December 31, 2007 and 2006, debt balances outstanding were as follows (in thousands):

	December 31,
	2007	2006
KeyBank Credit Facility – $200,000 secured term loan, variable interest rate of LIBOR plus 1.50% (6.1% at December 31, 2007), matures August 2011	$200,000	$—
CH1, variable interest rate of LIBOR plus 2.25% (6.85% at December 31, 2007), matures December 2009	96,719	—
KeyBank Credit Facility—$275,000 senior secured revolving credit facility, variable interest rate of LIBOR plus 1.25% (5.85% at December 31, 2007), matures August 2010	—	—
ACC3, variable interest rate of LIBOR plus 3.5% scheduled maturity of January 2009 (repaid in full with a portion of the net proceeds from the KeyBank Credit Facility)	—	112,490

	$296,719	$112,490

The following table shows the maturities of long-term debt at December 31, 2007 (in thousands):

Year Ending December 31,
2008	$—
2009	96,719
2010	—
2011	200,000
2012 and thereafter	—

$296,719

8. Derivative Instruments

On August 15, 2007, Safari entered into a $200.0 million interest rate swap agreement with KeyBank National Association to manage the interest rate risk associated with a portion of the KeyBank Credit Facility effective August 17, 2007 with a maturity date of August 7, 2011. This swap agreement effectively fixes the interest rate on $200.0 million of the KeyBank Credit Facility at 4.997% plus the credit spread of 1.5%. We have designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap has been recorded in other comprehensive income (loss) and will be reclassified into interest expense as the hedged forecasted interest payments are recognized. Any ineffective portion of the hedging relationship will be recorded directly to earnings.

As of December 31, 2007, the cumulative reduction in fair value of the interest rate swap of $7.9 million was recognized as a liability and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness. Within the next twelve months, we expect to recognize interest expense of $2.2 million currently recorded in accumulated other comprehensive loss.

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management, and therefore, the Company believes the likelihood of realizing losses from counterparty non-performance is remote.

9. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007, DFD Technical Services LLC (DFTS) was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $1.4 million for the period from January 1, 2007 to October 23, 2007, $0.5 million for the year ended December 31, 2006, and $0 for the year ended December 31, 2005. At December 31, 2007 and 2006, $0 and $0.5 million, respectively, of such fees were payable.

Prior to the closing of the IPO on October 24, 2007, DuPont Fabros Development LLC (DFD) earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.4 million for the period from January 1, 2007 to October 23, 2007, $0.1 million for the year ended December 31, 2006, and $0 for the year ended December 31, 2005. At December 31, 2007 and 2006, $0 and $0.1 million, respectively, of such fees were payable.

Prior to the closing of the IPO on October 24, 2007, bookkeeping fees incurred with DFD totaled less than $0.1 million for the period from January 1, 2007 to October 23, 2007, less than $0.1 million for the year ended December 31, 2006, and $0 for the year ended December 31, 2005, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Prior to the closing of the IPO on October 24, 2007, DFD was reimbursed for salaries and overhead expenses related to operation management totaling $1.1 million for the period from January 1, 2007 to October 23, 2007, $0.2 million for the year ended December 31, 2006, and $0 for the year ended December 31, 2005. These fees are included in property operating costs in the accompanying consolidated statements of operations.

Prior to the closing of the IPO on October 24, 2007, DFD was paid leasing commissions, which were capitalized and amortized over the term of the lease. Leasing commissions were determined based on approximately 5% of the total rental revenue of the executed lease. $0 was incurred for the period from January 1, 2007 to October 23, 2007, $4.5 million for the year ended December 31, 2006, and $4.5 million for the year ended December 31, 2005. At December 31, 2007 and 2006, $0 and $2.3 million respectively, of leasing commissions were payable.

Prior to the closing of the IPO on October 24, 2007, DFD was paid development and construction management fees, which were capitalized, for their services in the development of properties and build-out of the infrastructure. $0 was incurred for the period from January 1, 2007 to October 23, 2007, $2.7 million for the year ended December 31, 2006, and $0.7 million for the year ended December 31, 2005. At December 31, 2007 and 2006, $0 and $0.3 million, respectively, of such fees were payable.

After the closing of the IPO, we pay rent for our headquarters building to an affiliate of Messrs. du Pont and Fateh. Rent expense for the period from October 24, 2007 to December 31, 2007 was less than $0.1 million and prepaid rent as of December 31, 2007 was less than $0.1 million.

In addition, due from related parties includes amounts due from DFD and affiliated entities of $0.2 million at December 31, 2007, and due to related parties includes amounts due to DFD and affiliated entities of $1.3 million at December 31, 2006 for advances, salaries and overhead, and operating cost reimbursements.

Related party payables are due on demand without interest.

At December 31, 2005, $13.2 million was due from DFD to ACC3, which related to proceeds from a loan refinancing. The amount was repaid in January 2006 without interest.

10. Commitments and Contingencies

As of December 31, 2007, we have a contract with Holder Construction Group, LLC to construct Phase 1 of CH1 for an amount not to exceed $157.0 million. As of December 31, 2007, the amount incurred was $136.3 million.

As of December 31, 2007, we have entered into commitments via our construction vendor to purchase the following amounts of equipment and labor including rotary UPS, generators, structural precast work, electrical work and mechanical work: $50.0 million at NJ1, $32.9 million at SC1, and $32.3 million at ACC5.

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain on the initial properties upon completion of this offering is estimated to be approximately $750.0 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

In 2007, we received three Notice of Violation from the Virginia Department of Environmental Quality (“VDEQ”) related to generators at three of our facilities. First, in March 2007, we were cited by the VDEQ compliance office about our emissions from the ACC2 diesel generators exceeding short-term emission limits. We commenced a study to develop a remediation plan and currently estimate future capital expenditures with respect to ACC2 of approximately $0.7 million to reduce that facility’s emissions to be in conformance with state limits. Second, on October 5, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at ACC4, which was accrued during the year ended December 31, 2007. The notice asserts that construction and operation of the generators was commenced prior to receiving a required air permit from VDEQ for construction and operation of the generators and that the generators have been operating since June 2007 without an air permit. Third, on October 19, 2007, we received a notice of violation from VDEQ regarding certain diesel generators at one of our facilities in Northern Virginia, VA4. The notice asserts that the operation of our generators has not been in conformity with our air permit and that certain equipment added to the generators to reduce emissions has not been constructed, tested, and maintained in compliance with applicable regulations.

We are working with the VDEQ to resolve these enforcement matters in a single consent order. Draft consent orders have been exchanged and negotiations are continuing. While the terms of the consent order are not final, the proposed consent order contemplates the payment of a civil penalty and performance of remedial actions to bring the facilities into compliance and reduce future emissions. We intend to finalize and enter a consent order with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines. Because the consent order is not final at this time, we do not know the exact actions VDEQ may require and we are unable to estimate the amount of any civil penalties that VDEQ will ultimately assess. We cannot assure you that an enforcement action by VDEQ will not have a material adverse effect on our results of operations. Messrs. du Pont and Fateh have agreed to personally indemnify us against any and all direct or indirect claims, liabilities, damages and penalties, which may at any time arise, be imposed upon, incurred by or asserted against us during the period ending October 24, 2010 as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ and have set aside, as partial collateral for these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. Based on our negotiations with VDEQ to date and best estimate of the potential penalty, we have accrued a $0.5 million liability related to their claims and a corresponding $0.3 million receivable related to the indemnification agreements for two of the properties. However, we cannot assure you of the amount of any penalties or expenses we may incur in connection with this notice or that this indemnification agreement will be sufficient to protect us in all instances.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

11. Minority Interests

Minority interests relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders. Minority interests are adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interests in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interests owned 31,162,272 OP units, or approximately 46.8% of the Operating Partnership. Limited partners have the right to tender their units for redemption beginning 12 months after our IPO. The units can be exchanged for cash based on the fair market value of the Company’s common shares or at the election of the Company for common shares which have been registered. The redemption value of our minority interests at December 31, 2007 was $610.8 million, based on the closing share price of $19.60.

In addition, the Company issued 341,145 fully vested LTIP units to certain officers, employees and consultants and recorded compensation expense of $6.4 million. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as units of our Operating Partnership, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units will not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of December 31, 2007, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

12. Stockholders’ Equity

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs, were $677.0 million.

In connection with the IPO, we issued 377,833 shares of common stock to directors, employees and consultants in October 2007, of which 306,404 were vested as of December 31, 2007 and 71,429 will vest in 2008. We recorded compensation expense of $8.6 million in 2007.

On December 14, 2007, we declared a dividend of $0.15 per share payable on January 11, 2008 to shareholders of record as of December 28, 2007. In addition holders of OP units and LTIPs will also receive a distribution of $0.15 per unit. We recorded a payable as of December 31, 2007 of $10.0 million for this dividend and distribution. The dividend was classified for income tax purposes as a 100% return of capital (unaudited) and was therefore not taxable to the shareholders of the REIT.

13. Equity Compensation Plan

Concurrent with our IPO, the Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIPs. As of December 31, 2007, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIPs and the settlement of performance units is equal to 4,967,795 of which 789,271 shares equivalents had been issued leaving 4,178,524 shares available for future issuance.

Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7 1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares.

If any award or grant under the Plan (including LTIP units) expires, is forfeited or is terminated without having been exercised or paid, then any shares of common stock covered by such lapsed, cancelled, expired or unexercised portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP units shall be available for the grant of other options, SARs, stock awards, other equity-based awards and settlement of performance units under this Plan.

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2006	—	N/A
Granted	448,126	$21.00
Vested	(376,697)	$21.00
Forfeited	—	N/A

Unvested balance at December 31, 2007	71,429	$21.00

As of December 31, 2007, total unearned compensation on restricted stock was $0.8 million and the weighted average vesting period was 0.3 years.

14. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of income (loss) per share of common stock (in thousands):

October 24, 2007 to December 31, 2007
Numerator:
Net Income	$(99,306)
Adjustments to minority interests	93

Numerator for basic earnings per share	(99,213)
Adjustments to minority interests	—

Numerator for diluted earnings per share	$(99,213)

Denominator:
Weighted average shares	35,454
Unvested restricted stock	(71)

Denominator for basic income per share	35,383
Effect of dilutive securities	—

Denominator for diluted earnings per share—adjusted weighted average	35,383

For the period from October 24, 2007 to December 31, 2007, approximately 0.4 million shares of unvested and restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

15. Employee Benefit Plan

Upon completion of the IPO, we established a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees will be able to participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. Our contributions vest immediately. During the period from October 24, 2007 to December 31, 2007, we contributed less than $0.1 million to the 401(k) Plan.

16. Statements of Cash Flows—Supplemental Disclosures

Amortization of loan fees capitalized to real estate was $0.3 for the period from October 24, 2007 to December 31, 2007, less than $0.1 million for the period from January 1, 2007 to October 23, 2007, $0.4 million for the year ended December 31, 2006 and less than $0.1 million for the year ended 2005.

Accounts payable and accrued liabilities capitalized to real estate were $30.1 million for the period from October 24, 2007 to December 31, 2007, $3.5 million for the period from January 1, 2007 to October 23, 2007, $0.3 million for the year ended December 31, 2006, and less than $0.1 million for the year ended 2005.

During 2007, dividends and distributions declared, but not paid, were $10.0 million.

During 2007, we recorded a loss of $7.9 million to accumulated other comprehensive loss which is reflected in stockholders’ equity on the consolidated balance sheets, to adjust our interest rate swap to its fair value.

During 2007, we issued 31,162,272 OP units (value of $654.4 million) in exchange for the acquisition of data center properties and the service agreements.

17. Fair Value of Financial Instruments

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2007:

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•

Rents and other receivables, accounts payable and accrued liabilities, dividend and distribution payable, due to/from related parties, and advance rents: The carrying amount of these assets and liabilities reported in the balance sheet approximates fair value because of the short-term nature of these amounts.

•

Debt: Borrowings are floating rate instruments and management believes that for similar financial instruments with comparable credit risks, the stated interest rates as of December 31, 2007 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value.

18. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2007 and 2006:

	The Company		The Predecessor
	For the period from October 24, 2007 through December 31, 2007		For the period from October 1, 2007 through October 23, 2007	Three months ended
				September 30, 2007	June 30, 2007	March 31, 2007
Total Revenue	$25,871		$5,983	$16,869	$6,395	$6,156
Income (loss) before minority interests	(186,548	)(1)	(615)	(2,053)	552	497
Net income (loss)	(99,306)		(615)	(2,053)	552	497
Net loss per common share—basic and diluted	(2.80)		N/A	N/A	N/A	N/A
Weighted average shares of common stock outstanding—basic and diluted	35,382,404		N/A	N/A	N/A	N/A

(1)	Includes $176.5 million for the acquisition of service agreements and $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007.

	The Predecessor
	Three months ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total Revenue	$5,821	$4,864	$—	$—
Income (loss) before minority interests	450	(123)	(710)	(122)
Net income (loss)	450	(123)	(710)	(122)

19. Subsequent Events

Subsequent to December 31, 2007, we have entered into commitments via our construction vendor to purchase the following amounts of equipment and labor including rotary UPS, generators, structural precast work, electrical work and mechanical work: $25.2 million at NJ1, $22.8 million at SC1, and $29.2 million at ACC5.

On February 26, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend for the first quarter of 2008 at the rate of $0.1875 per common share for shareholders of record as of March 28, 2008. The dividend will be paid on April 11, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2008 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plan”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Committees and Meetings of Our Board of Directors”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule III — Consolidated Real Estate and Accumulated Depreciation.

(3)	EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to DuPont Fabros Technology, Inc., 1212 New York Avenue, NW, Suite 900, Washington, DC 20005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.13 through 10.16 and 10.20 through 10.25.

Exhibit No.	Description
3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.14	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description

10.16	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.17	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.18	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.19	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.20	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.21	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.22	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.23	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.24	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.25	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.26	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.27	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

Exhibit No.	Description

10.28	First Amendment to Loan Agreement, by and between Tarantula Ventures LLC and Lehman Brothers Inc., dated October 24, 2007 (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.29	Indemnity Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.30	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2007 (Registration No. 001-33748).)

10.31	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.32	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.33	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2007			Accumulated Deprecation at December 31, 2007	Year Built/ Renovated	Year Acquired
Name	Encum- brances		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties
Rhino Interests LLC/ACC2		(1)	$2,500	$157,100	$—	$2	$2,500	$157,102	$159,602	$(2,685)	2005	2001
Quill Ventures LLC/ACC3		(1)	1,071	—	—	94,203	1,071	94,203	95,274	(5,789)	2006	2001
Grizzly Interests LLC/ACC4	—		6,600	537,978	—	—	6,600	537,978	544,578	(3,471)	2006	2006
Lemur Ventures LLC/VA3		(1)	10,000	172,882	—	169	10,000	173,051	183,051	(3,383)	2003-2004	2003
Porpoise Ventures LLC/VA4		(1)	6,800	140,575	—	45	6,800	140,620	147,420	(2,382)	2005	2005

Subtotal	$200,000		26,971	1,008,535	—	94,419	26,971	1,102,954	1,129,925	(17,710)

Development Properties
Tarantula Ventures LLC/CH1	96,719		—	85,685	—	100,865	—	186,550	186,550	—	2007-2008	2007
Fox Properties LLC/ACC5 and ACC6	—		11,960	—	—	5,788	11,960	5,788	17,748	—	2007-2009	2007
Whale Ventures LLC/NJ1	—		8,623	—	—	2,157	8,623	2,157	10,780	—	2007-2009	2007
Xeres Ventures LLC/SC1	—		23,304	—	—	1,828	23,304	1,828	25,132	—	2007-2009	2007

Subtotal	96,719		43,887	85,685	—	110,638	43,887	196,323	240,210	—

Land Held for Development
Yak Ventures LLC/ACC7	—		4,180	—	—	—	4,180	—	4,180	—	2007-2009	2007

Subtotal	—		4,180	—	—	—	4,180	—	4,180	—

Construction in Progress
Operating Properties	—		—	75	—	1,171	—	1,246	1,246	—	2007-2009	2007

Subtotal	—		—	75	—	1,171	—	1,246	1,246	—

Grand Total	$296,719		$75,038	$1,094,295	$—	$206,228	$75,038	$1,300,523	$1,375,561	$(17,710)

(1)	These properties we pledge as collateral for the KeyBank term loan of $200 million and the KeyBank revolving credit facility which has no borrowings and availability of $275 million as of December 31, 2007.

F-1

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Real estate assets
Balance, beginning of period	$94,471	$16,760	$7,282
Additions—property acquisitions	1,168,262	—	—
—improvements	112,828	77,711	9,478

Balance, end of period	$1,375,561	$94,471	$16,760

Accumulated depreciation
Balance, beginning of period	$2,450	$788	$611
Additions—depreciation	15,260	1,662	177

Balance, end of period	$17,710	$2,450	$788

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/s/ Hossein Fateh
Hossein Fateh
President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont Lammot J. du Pont	Executive Chairman of the Board of Directors	February 29, 2008

/s/ Hossein Fateh Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Steven G. Osgood Steven G. Osgood	Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Jeffrey H. Foster Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Mark Amin Mark Amin	Director	February 29, 2008

/s/ Michael A. Coke Michael A. Coke	Director	February 29, 2008

/s/ Thomas D. Eckert Thomas D. Eckert	Director	February 29, 2008

/s/ Frederic V. Malek Frederic V. Malek	Director	February 29, 2008

/s/ John H. Toole John H. Toole	Director	February 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.14	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.16	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.17	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.18	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.19	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.20	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.21	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.22	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.23	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.24	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.25	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.26	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.27	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.28	First Amendment to Loan Agreement, by and between Tarantula Ventures LLC and Lehman Brothers Inc., dated October 24, 2007 (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.29	Indemnity Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.30	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2007 (Registration No. 001-33748).)

10.31	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

Exhibit No.	Description
10.32	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.33	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*