Form 10-Q
period 2008-03-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2008-05-15
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common Stock, $0.001 par value per share	35,455,936

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Income producing property:
Land	$26,971	$26,971
Buildings and improvements	1,099,006	1,102,954

	1,125,977	1,129,925
Less: accumulated depreciation	(28,538)	(17,710)

Net income producing property	1,097,439	1,112,215
Construction in progress and land held for development	282,237	245,636

Net real estate	1,379,676	1,357,851
Cash and cash equivalents	11,305	11,510
Restricted cash	119	119
Rents and other receivables, net	25,102	13,915
Lease contracts above market value, net of accumulated amortization of $1,738 and $1,022, respectively	21,362	22,078
Deferred costs, net	43,969	45,863
Prepaid expenses and other assets	2,115	2,093
Non-real estate fixed assets, net of depreciation of $96 and $16, respectively	819	489
Due from related parties	—	237

Total assets	$1,484,467	$1,454,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$322,580	$296,719
Accounts payable and accrued liabilities	45,098	39,178
Dividend and distribution payable	12,555	10,044
Lease contracts below market value, net of accumulated amortization of $6,083 and $3,623, respectively	45,817	48,277
Advance rents and security deposits	4,468	4,392
Interest rate swap liability	14,225	7,870
Due to related parties	156	—

Total liabilities	444,899	406,480
Minority interests—operating partnership	486,310	490,102
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 35,455,936 and 35,453,833 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35	35
Additional paid in capital	661,188	664,714
Accumulated deficit	(93,740)	(99,306)
Accumulated other comprehensive loss	(14,225)	(7,870)

Total stockholders’ equity	553,258	557,573

Total liabilities and stockholders’ equity	$1,484,467	$1,454,155

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	The Company	The Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenue:
Base rent	$25,831	$4,465
Recoveries from tenants	12,461	1,683
Other revenue	2,856	8

Total operating revenue	41,148	6,156
Expenses:
Real estate taxes	690	58
Insurance	195	33
Property operating costs	10,307	1,322
Management fees	—	303
Depreciation and amortization	12,014	1,090
General and administrative, including $349 and $0 of non-cash stock based compensation expense, respectively	2,708	37
Other expenses	2,275	—

Total operating expenses	28,189	2,843

Operating income	12,959	3,313
Other income and expense:
Interest income	47	39
Interest expense	(2,486)	(2,855)

Income before minority interests—operating partnership	10,520	497
Minority interests—operating partnership	(4,954)	—

Net income	$5,566	$497

Earnings per common share—basic	$0.16	N/A

Earnings per common share—diluted	$0.16	N/A

Dividends declared per common share	$0.1875	N/A

Weighted average number of common shares outstanding—basic	35,417,727	N/A

Weighted average number of common shares outstanding—diluted	35,418,600	N/A

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Loss	Total
	Number	Amount
Balance at December 31, 2007	35,453,833	$35	$664,714	$(99,306)		$(7,870)	$557,573
Comprehensive income:
Net income				5,566	$5,566		5,566
Other comprehensive loss—change in fair value of interest rate swap					(6,355)	(6,355)	(6,355)

Comprehensive loss					$(789)

Dividends declared			(6,648)				(6,648)
Offering costs			(66)				(66)
Issuance of stock awards	2,103	—	—				—
Amortization of deferred compensation costs			349				349
Adjustment to minority interests in Operating Partnership			2,839				2,839

Balance at March 31, 2008	35,455,936	$35	$661,188	$(93,740)		$(14,225)	$553,258

See accompanying notes to the consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	The Company	The Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flow from operating activities
Net income	$5,566	$497
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Minority interests	4,954	—
Non-cash stock based compensation expense	349	—
Depreciation and amortization	12,014	1,090
Amortization of loan costs	374	238
Amortization of lease contracts above and below market value	(1,744)	—
Changes in operating assets and liabilities
Rents and other receivables, net	(11,187)	—
Deferred costs	(91)	(1,435)
Prepaid expenses and other assets	(22)	(92)
Accounts payable and accrued liabilities	2,044	(328)
Advance rents and security deposits	76	(1,038)
Due to/from related parties	—	(1,562)

Net cash provided by (used in) operating activities	12,333	(2,630)

Cash flow from investing activities
Acquisition and development of real estate	(28,649)	(376)

Net cash used in investing activities	(28,649)	(376)

Cash flow from financing activities
Proceeds from issuance of debt	25,861	2,695
Dividends and distributions	(10,044)	—
IPO transaction costs	(66)	—
Principal repayments of debt	—	(447)
Payments of financing costs	(33)	—
Related party borrowings (repayments)	393	(948)

Net cash provided by financing activities	16,111	1,300

Net decrease in cash and cash equivalents	(205)	(1,706)
Cash and cash equivalents, beginning	11,510	4,861

Cash and cash equivalents, ending	$11,305	$3,155

Supplemental disclosure of cash flow information
Cash paid during the period for interest (excluding interest capitalized)	$1,715	$2,487

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in each of the properties we own.

We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 shares of common stock, including 4,575,000 shares as a result of the underwriters exercising their over-allotment option, at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $676.9 million. We contributed the proceeds of our IPO to our Operating Partnership in exchange for a number of units of limited partnership interest of our Operating Partnership (“OP units”) equal to the number of common shares sold in the IPO.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and the other data center properties – ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

Upon completion of the IPO, the Company entered into various formation transactions. The formation transactions included the issuance of 23,045,366 Operating Partnership Units (“OP Units”) and cash payments of $372.5 million (which included $274.0 million of cash used to retire the debt and fund other obligations at ACC4) for total consideration of $856.5 million for the acquisition of the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007), land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value. The Company also issued 8,116,906 OP units and made a cash payment of $6.1 million for total consideration of $176.5 million for the acquisition of the management, development, leasing, asset management and technical services agreements for these properties.

As of March 31, 2008, the Company is comprised of the following data center properties:

Operating Properties	Date Formed	State of Organization
ACC2	December 2, 2005	Delaware

ACC3	September 21, 2005	Delaware

ACC4	March 2, 2006	Delaware

VA3	March 26, 2003	Delaware

VA4	June 27, 2005	Delaware

Development Properties	Date Formed	State of Organization
CH1	February 7, 2007	Delaware

ACC5	August 7, 2007	Delaware

NJ1	February 5, 2007	Delaware

SC1	June 25, 2007	Delaware

Land Held for Development
ACC6	August 7, 2007	Delaware

ACC7	May 3, 2007	Delaware

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Form 10-K.

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

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease prior to the expiration of the initial term, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively.

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $3.5 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvements ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense totaled $10.9 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the value of those assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2008 and 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of March 31, 2008, there were no data center properties classified as held-for-sale and discontinued operations.

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

Deferred Costs

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Balances, net of accumulated amortization, at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Financing costs	$10,663	$10,630
Accumulated amortization	(1,942)	(1,030)

Financing costs, net	$8,721	$9,600

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Balances, net of accumulated amortization, at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Leasing costs	$38,850	$38,759
Accumulated amortization	(3,602)	(2,496)

Leasing costs, net	$35,248	$36,263

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2008 and December 31, 2007, the fuel inventory was $1.1 million and $1.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Debt Obligations

Prior to the IPO, we entered into a debt agreement whose terms required certain additional costs and fees to be paid upon retirement of the debt. These additional costs and fees were accrued using the effective interest method and were recorded in interest expense with the related liability included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. This debt was retired in August 2007.

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

Advance Rents

Advance rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. The amount of the straight-line rent receivable on the consolidated balance sheets included in rents and other receivables, net was $20.5 million and $12.6 million as of March 31, 2008 and December 31, 2007, respectively. Lease Intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired, are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of March 31, 2008, the balance of unamortized Lease Intangible assets for above-market contracts was $21.4 million and the balance of unamortized Lease Intangible liabilities for below-market contracts was $45.8 million. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease will be written off to rental revenue.

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of March 31, 2008 and December 31, 2007, no allowance was considered necessary.

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

Income Taxes

We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

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

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statement of Stockholders’ Equity, is defined as all changes in equity during each period except those resulting from investments by or distributions to stockholders or members. Accumulated other comprehensive loss, as also reflected on the Consolidated Statement of Stockholders’ Equity, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships. For the three months ended March 31, 2007, comprehensive income consisted only of net income.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted-average number of common and dilutive securities outstanding during the period using the treasury stock method.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement were effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option with respect to any eligible item and, therefore, the adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will impact the accounting only for acquisitions we make after its adoption.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at March 31, 2008:

(dollars in thousands) Property	Location	Rentable Square Feet (Unaudited)	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
Operating Properties
ACC2	Ashburn, VA	53,397	$2,500	$157,102	$1,165	$160,767
ACC3	Ashburn, VA	79,600	1,071	94,005	—	95,076
ACC4	Ashburn, VA	171,300	6,600	534,228	548	541,376
VA3	Reston, VA	144,901	10,000	173,051	165	183,216
VA4	Bristow, VA	90,000	6,800	140,620	1,264	148,684

		539,198	26,971	1,099,006	3,142	1,129,119
Development Properties
CH1	Elk Grove Village, IL	211,140	—	—	199,316	199,316
ACC5	Ashburn, VA	171,200	—	—	27,169	27,169
NJ1	Piscataway, NJ	171,200	—	—	14,655	14,655
SC1	Santa Clara, CA	171,200	—	—	28,282	28,282
Land Held for Development
ACC6	Ashburn, VA	155,000	—	—	5,521	5,521
ACC7	Ashburn, VA	50,000	—	—	4,152	4,152

		1,468,938	$26,971	$1,099,006	$282,237	$1,408,214

4. Leases

For the three months ended March 31, 2008, two tenants accounted for approximately 71% of our total operating revenue. As of March 31, 2008, these two tenants accounted for $9.6 million and $5.7 million of rents and other receivables, respectively, of which $9.0 million and $5.4 million, respectively, are straight-line rent receivables. As of March 31, 2008, these two tenants also accounted for $0 million and $3.5 million of advance rents, respectively. For the three months ended March 31, 2007, one tenant accounted for 100% of the total consolidated data center rental income. The Company does not hold security deposits from these two tenants. All tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

5. Debt

On August 7, 2007, Safari entered into a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a principal balance of $214.0 million was outstanding as of March 31, 2008.

Upon consent of the lender, the revolving facility may be increased by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the revolving credit facility, we anticipate that we would need to add properties to the borrowing base. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

As of March 31, 2008, the interest rate on our term loan was LIBOR (2.70% at March 31, 2008) plus 1.50%, which we have effectively fixed at 6.497% through the use of an interest rate swap. The interest rate associated with the revolving facility is LIBOR plus 1.25% as of March 31, 2008.

Four of our operating properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base with an aggregate book value of $587.7 million as of March 31, 2008, along with the assignments of rents and leases at these properties. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire or develop in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may be removed only with the approval of our lenders. In addition, the revolving facility and term loan contain customary covenants. As of March 31, 2008, we were in compliance with all covenants.

As part of the KeyBank refinancing, Safari repaid the mortgage loan on ACC3 totaling $125.2 million in the third quarter of 2007. On December 20, 2007, Tarantula Ventures LLC, the owner of CH1, entered into a $148.9 million construction loan with KeyBank National Association relating to the refinancing of CH1, of which $108.6 million was outstanding at March 31, 2008. The loan bears interest at a variable interest rate equal to the sum of the one-month LIBOR (2.70% at March 31, 2008) plus 2.25%. The loan matures on December 20, 2009 and can be extended for an additional 12 months subject to certain conditions and payment of an extension fee equal to $0.4 million (0.25% of the note amount). The loan is collateralized by the CH1 assets with an aggregate net book value of $199.3 million at March 31, 2008.

At March 31, 2008 and December 31, 2007, debt balances outstanding were as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
KeyBank Credit Facility – $200,000 secured term loan, variable interest rate of LIBOR plus 1.50% (4.20% at March 31, 2008), matures August 2011	$200,000	$200,000
CH1 construction loan, variable interest rate of LIBOR plus 2.25% (4.95% at March 31, 2008), matures December 2009	108,580	96,719
KeyBank Credit Facility—$275,000 senior secured revolving credit facility, variable interest rate of LIBOR plus 1.25% (3.95% at March 31, 2008), matures August 2010	14,000	—

	$322,580	$296,719

6. Derivative Instruments

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

As of March 31, 2008, the cumulative reduction in fair value of the interest rate swap of $14.2 million was recognized as a liability and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness.

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

7. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007, DFD Technical Services LLC (DFTS) was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $0.2 million for the three months ended March 31, 2007.

Prior to the closing of the IPO, DuPont Fabros Development LLC (DFD) earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.1 million for the three months ended March 31, 2007.

Prior to the closing of the IPO, bookkeeping fees incurred with DFD totaled less than $0.1 million for the three months ended March 31, 2007, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Prior to the closing of the IPO, DFD was reimbursed for salaries and overhead expenses related to operation management totaling $0.1 million for the three months ended March 31, 2007. These fees are included in property operating costs in the accompanying consolidated statements of operations.

Following the closing of the IPO, we pay rent for our headquarters building to an affiliate of Messrs. du Pont and Fateh. Rent expense for the three months ended March 31, 2008 was less than $0.1 million.

In addition, due to related parties includes amounts due to DFD and affiliates of $0.2 million at March 31, 2008, and due from related parties includes amounts due from DFD and affiliated entities of $0.2 million at December 31, 2007.

Related party payables are due on demand without interest.

8. Commitments and Contingencies

As of March 31, 2008, we had a contract with Holder Construction Group, LLC to construct Phase 1 of CH1 for an amount not to exceed $157.0 million. As of March 31, 2008, costs incurred under the contract were $145.0 million.

As of March 31, 2008, we had entered into commitments via our construction vendor to purchase the following amounts of equipment and labor, including rotary uninterrupted power source (“UPS”), generators, structural precast work, electrical work, mechanical work and other construction related materials and labor: $92.9 million at NJ1, $65.4 million at SC1, and $84.8 million at ACC5.

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain on the initial properties at October 24, 2007, the date we completed our IPO, is estimated to be approximately $750.0 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

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

We are working with the VDEQ to resolve these enforcement matters in a single consent order. Draft consent orders have been exchanged and negotiations are continuing. While the terms of the consent order are not final, the proposed consent order contemplates the payment of a civil penalty and performance of remedial actions to bring the facilities into compliance and reduce future emissions. We intend to finalize and enter into a consent order with VDEQ in the near future. If we were not to comply with the order, we could be subject to further fines. Because the consent order is not final at this time, we do not know the exact actions VDEQ may require. However, based on our negotiations with VDEQ to date and our best estimate of the potential penalty, we have accrued a $0.5 million liability for penalties and estimate $2.1 million for future capital expenditures at ACC2 and VA4 for pollution control equipment, of which $0.4 million has been incurred and the remainder has been accrued at March 31, 2008. We can provide no assurance of the amount of any penalties or expenditures that we may incur in connection with these notices or that an enforcement action by VDEQ will not have a material adverse affect on our results of operations.

Messrs. du Pont and Fateh have agreed to indemnify us against certain costs that we may incur as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ, and have set aside, as partial collateral for a portion of these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. We have accrued a receivable of $0.4 million related to these indemnification obligations, but can provide no assurance of the extent to which these indemnification agreements will apply to any penalties assessed or expenditures incurred in connection with these notices.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

9. Minority Interests

Minority interests relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common stockholders. Minority interests are adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interests in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interests owned 31,162,272 OP units, or approximately 46.8% of the Operating Partnership. As of March 31, 2008, minority interests owned 31,162,272 units, or 46.8% of the Operating Partnership. Limited partners have the right to tender their OP units for redemption beginning 12 months after our IPO on October 24, 2007. The OP units can be exchanged for cash based on the fair market value of the Company’s common stock or at the election of the Company for shares of common stock which have been registered. The redemption value of our minority interests at March 31, 2008 was $513.9 million, based on the closing share price of $16.49.

In addition, the Company has issued 341,145 fully vested LTIP units to certain officers, employees and consultants. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as OP units, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units will not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time, and thereafter receive all the rights of OP units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of March 31, 2008, parity with the OP units had not been achieved and the LTIP units could not be converted into OP units.

10. Stockholders’ Equity

On February 26, 2008, we declared a regular cash dividend for the first quarter of 2008 of $0.1875 per common share payable on April 11, 2008 to stockholders of record as of March 28, 2008. In addition, holders of OP units and LTIPs will also receive a distribution of $0.1875 per unit. We recorded a payable as of March 31, 2008 of $12.6 million for this dividend and distribution.

11. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of March 31, 2008, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 791,374 share equivalents had been issued leaving 4,176,421 shares available for future issuance.

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

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	2,103	$16.68
Vested	(35,715)	$21.00
Forfeited	—	N/A

Unvested balance at March 31, 2008	37,817	$20.76

As of March 31, 2008, total unearned compensation on restricted stock was $0.5 million and the weighted average vesting period was 0.4 years.

12. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

Three Months ended March 31, 2008
Numerator:
Net income	$5,566
Adjustments to minority interests	(2)

Numerator for basic earnings per share	5,564
Adjustments to minority interests	—

Numerator for diluted earnings per share	$5,564

Denominator:
Weighted average shares	35,454,897
Unvested restricted stock	(37,170)

Denominator for basic income per share	35,417,727
Effect of dilutive securities	873

Denominator for diluted earnings per share—adjusted weighted average	35,418,600

13. Statements of Cash Flows—Supplemental Disclosures

During the three months ended March 31, 2008 and 2007, $0.5 million and $0 million, respectively, of amortization of loan fees were capitalized to real estate.

During the three months ended March 31, 2008 and 2007, accounts payable and accrued expenses in the amount of $3.9 million and $0 million, respectively, were capitalized to real estate.

During the three months ended March 31, 2008, dividends and distributions declared, but not paid, were $12.6 million.

During the three months ended March 31, 2008, we recorded a loss of $6.4 million to accumulated other comprehensive loss which is reflected in stockholders’ equity on the consolidated balance sheets, to adjust our interest rate swap to its fair value.

14. Fair Value of Financial Instruments

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2008:

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

•

Debt: Borrowings are floating rate instruments and management believes that for similar financial instruments with comparable credit risks, the stated interest rates as of March 31, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value.

Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FASB Staff Position No. FAS 157-1 (“FSP 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and (2) FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157. FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FSP 157-2 partially defers SFAS 157’s effective date to January 1, 2009 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative financial instruments

Currently, the Company uses one interest rate swap to manage its interest rate risk. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of our interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$14,225	$—	$14,225

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

15. Subsequent Events

Subsequent to March 31, 2008, we have entered into additional commitments via our construction vendor to purchase the following amounts of equipment and labor including rotary UPS, generators, structural precast work, electrical work, mechanical work and other construction related materials and labor: $10.2 million at NJ1, $0.9 million at SC1, and $1.6 million at ACC5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K and the various other factors identified in other documents filed by us with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, including 4,575,000 shares pursuant to the exercise of the underwriter’s over-allotment option, at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $676.9 million.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties—ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The Predecessor is presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

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

As of March 31, 2008, we owned the following data center properties:

Operating Property	Date Formed	State of Organization
ACC2	December 2, 2005	Delaware

ACC3	September 21, 2005	Delaware

ACC4	March 2, 2006	Delaware

VA3	March 26, 2003	Delaware

VA4	June 27, 2005	Delaware

Development Property
CH1	February 7, 2007	Delaware

ACC5	August 7, 2007	Delaware

NJ1	February 5, 2007	Delaware

SC1	June 25, 2007	Delaware

Land Held for Development
ACC6	August 7, 2007	Delaware

ACC7	May 3, 2007	Delaware

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

In the future, we intend to continue our focus on the performance of our initial portfolio of operating properties, as well as our pursuit of growth through the build out and leasing up of our portfolio of development properties. Although each of our initial operating properties is located in Northern Virginia, as we complete the expected build out of our development properties, including the development of planned data centers in suburban Chicago, Illinois, Piscataway, New Jersey and Santa Clara, California, our portfolio of data centers will become more geographically diverse.

Our Properties

Operating Properties

The following table presents an overview of our five operating properties based on information as of April 1, 2008:

Property and Location	Year Built/ Renovated		Gross Building Area(1)	Raised Square Feet(2)	Critical Load(3)	% Leased (4)	Annualized Rent (in thousands) (5)(6)	Annualized Management Fee Recoveries (in thousands) (7)
VA3-Reston, VA	2003	(8)	256,000	144,901	13.0 MW	100%	$8,579	$708
VA4-Bristow, VA	2005	(8)	230,000	90,000	9.6 MW	100%	$16,095	$1,140
ACC2-Ashburn, VA	2001/2005		87,000	53,397	10.4 MW	100%	$11,154	$771
ACC3-Ashburn, VA	2001/2006		147,000	79,600	13.0 MW	100%	$18,076	$1,194
ACC4-Ashburn, VA	2007		300,000	171,300	36.4 MW	84.6%	$43,275	$2,562

Totals			1,020,000	539,198	82.4 MW		$97,179	$6,375

(1)	Represents the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(4)	Percentage leased is expressed as a percentage of raised square feet that is subject to a signed lease. With respect to any given facility, critical load is distributed approximately evenly to each raised square foot. Accordingly, percentage leased rates are not materially different when expressed as a percentage of a facility’s critical load.
(5)	Annualized rent is presented for leases commenced as of April 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the date of the most recent amendment to a lease agreement, or from the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to April 1, 2008.
(6)	Annualized rent based on actual base rental rates in effect as of April 1, 2008, without giving effect to any future contractual rent increases, equals $8.8 million, $14.6 million, $9.7 million, $16.2 million and $16.4 million for VA3, VA4, ACC2, ACC3 and ACC4, respectively, or $65.7 million in the aggregate.
(7)	Annualized management fee recoveries for all leases commenced as of April 1, 2008, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, consists of our property management fee, which is a variable fee that our tenants pay in exchange for receiving property management services from us, including general maintenance, operations and administration of each facility. This fee is equal to approximately 5.0% of the sum of (i) base rent, (ii) other rents (including, as applicable, office, storage, parking and cage space) and (iii) estimated recoverable operating expenses allocable to each tenant over the term of the lease other than direct electric, which we define as the cost of the critical and essential load used by a tenant to power and cool its servers. For the purposes of calculating annualized management fee recoveries with respect to each property, we have annualized the first quarter of 2008 property operating expenses.
(8)	Acquired as a fully-developed property.

Development Properties

The following table presents an overview of our development properties, based on information as of March 31, 2008. Other than ACC7, we intend to develop each of these facilities in two phases in terms of the critical load to be made available in each phase. Due to its smaller size, we plan to develop ACC7 in a single phase. One of the advantages of developing a larger facility in multiple phases is that the phases can be developed independently, with the timing of the second phase to be determined in light of market conditions. As noted in the table below, we have 223.6 MW of critical load in our development pipeline. We cannot guarantee that we will be able to develop these properties in accordance with the schedules, cost estimates and specifications set forth below, or at all:

Property and Location	Expected Completion Date	Estimated Total Cost (in thousands)(1)	Gross Building Area(2)	Raised Square Feet(3)	Critical Load(4)
CH1 Phase I-Elk Grove Village, IL	2008	$200,000 - $210,000	285,000	121,223	18.2 MW
ACC5 Phase I-Ashburn, VA	2009	$170,000 - $220,000	150,000	85,600	18.2 MW
SC1 Phase I-Santa Clara, CA	2009	$240,000 - $300,000	150,000	85,600	18.2 MW
NJ1 Phase I-Piscataway, NJ	2009	$220,000 - $280,000	150,000	85,600	18.2 MW
CH1 Phase II-Elk Grove Village, IL	not scheduled	*	200,000	89,917	18.2 MW
ACC5 Phase II-Ashburn, VA	not scheduled	*	150,000	85,600	18.2 MW
SC1 Phase II-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
NJ1 Phase II-Piscataway, NJ	not scheduled	*	150,000	85,600	18.2 MW
SC2 Phase I-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
SC2 Phase II-Santa Clara, CA	not scheduled	*	150,000	85,600	18.2 MW
ACC6 Phase I-Ashburn, VA	not scheduled	*	120,000	77,500	15.6 MW
ACC6 Phase II-Ashburn, VA	not scheduled	*	120,000	77,500	15.6 MW
ACC7-Ashburn, VA	not scheduled	*	100,000	50,000	10.4 MW

*	Development costs for these projects have not yet been estimated as of the date of this report.
(1)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest, leasing commissions and capitalized operating carrying costs, as applicable. As of March 31, 2008, we had incurred development costs of $199.3 million, $14.7 million, $28.3 million, $32.7 million and $4.2 million in connection with CH1, NJ1, SC1, ACC5/6, and ACC7 respectively.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load. Estimated critical loads for ACC5, SC1, NJ1 and SC2 are based generally on our present intention to employ designs for these facilities similar to our ACC4 prototype. The estimated critical loads for ACC6 and ACC7 are expected to be lower due to constraints imposed on us by the size of the properties.

Tenant Diversification

As of April 1, 2008, our portfolio was leased to ten data center tenants, many of which are nationally recognized firms in the technology industry. As of April 1, 2008, our two largest tenants, Microsoft and Yahoo!, accounted for 70.0% of our annualized rent. The following table sets forth our tenants by the percentage of our annualized rent attributable to each, as of April 1, 2008:

Tenant Name	% Annualized Rent
Microsoft	35.2%
Yahoo!	34.8%
Facebook	10.4%
IAC/InterActiveCorp	6.4%
Net2EZ	4.0%
UBS	3.1%
Google	2.6%
Fox Interactive Media	1.8%
Other	1.7%

Total	100%

Lease Distribution

The following table sets forth information relating to the distribution of leases for VA3, VA4, ACC2, ACC3 and ACC4 based on critical load, in terms of kilowatts or kW, under lease as of April 1, 2008.

kW of Critical Load Under Lease(1)	No of Leases	% of All Leases	Total kW Under Lease	% of Portfolio Leased kW	Annualized Rent (in thousands)(2)	% of Portfolio Annualized Rent
Available
1,300 or less	3	23.0%	3,087	4.0%	$3,456	3.6%
1,301-2,600	2	15.4%	4,550	5.9%	6,844	7.0%
2,601-5,200	2	15.4%	9,750	12.7%	8,777	9.0%
5,201-10,400	4	30.8%	32,675	42.6%	41,702	42.9%
Greater than 10,400	2	15.4%	26,650	34.8%	36,400	37.5%

Portfolio Total	13	100%	76,712	100%	$97,179	100%

(1)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(2)	Annualized rent is presented for leases that have commenced as of April 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the later of the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended or the acquisition of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to April 1, 2008.

Lease Expirations

The following table sets forth a summary schedule of lease expirations—and the corresponding effects in terms of both raised square feet and critical load—for VA3, VA4, ACC2, ACC3 and ACC4 for each of the ten full calendar years beginning with April 1, 2008. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Property	Number of Leases Expiring (1)	Total Raised Square Footage of Expiring Leases (2)	% of Portfolio Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Portfolio Leased kW	Annualized Rent (in thousands) (4)	Annualized Rent Per Raised Square Foot	% of Portfolio Annualized Rent
2008	VA3	1	—	—	163	0.2%	$293	$—	0.3%
2009	VA3	1	27,268	5.3%	2,600	3.4%	1,187	43.54	1.2%
	ACC4	1	—	—	—	—	29	—	0.0%
2010	VA3	1	66,661	13.0%	5,688	7.4%	4,090	61.35	4.2%
2011	VA3	1	14,320	2.8%	1,300	1.7%	943	65.87	1.0%
2012(5)	VA4	1	15,000	2.9%	1,600	2.1%	2,579	171.93	2.7%
2013	VA3	1	26,943	5.3%	2,600	3.4%	1,305	48.42	1.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2,613	174.19	2.7%
2014	VA3	1	9,709	1.9%	650	0.8%	761	78.39	0.8%
	VA4	1	15,000	2.9%	1,600	2.1%	2,674	178.25	2.7%
2015	ACC2	1	53,397	10.4%	10,400	13.6%	11,154	208.89	11.5%
	VA4	1	15,000	2.9%	1,600	2.1%	2,693	168.95	2.8%
2016	ACC3	1	39,800	7.8%	6,500	8.5%	9,399	236.14	9.7%
	VA4	1	15,000	2.9%	1,600	2.1%	2,757	183.81	2.8%
2017	ACC3	1	23,600	4.6%	3,900	5.1%	5,244	222.21	5.4%
	VA4	1	15,000	2.9%	1,600	2.1%	2,779	185.21	2.9%
	ACC4	4	37,500	7.3%	7,961	10.3%	11,187	299.13	11.5%
After 2017	ACC3/ACC4	6	123,700	24.2%	25,350	33.0%	35,492	286.92	36.5%

Portfolio Total		26	512,898	100%	76,712	100%	$97,179		100%

(1)	Based on 13 separate leases. Six of these leases include staggered expiration dates. For purposes of the above chart, we have treated each staggered expiration as a separate lease.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	One megawatt is equal to 1,000 kW.
(4)	Annualized rent is presented for leases in effect as of April 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from (i) the date of the most recent amendment to a lease agreement, or (ii) the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to April 1, 2008.
(5)	One lease at ACC4 accounting for 10,800 raised square feet includes a provision allowing the tenant to terminate after five years, on June 30, 2012, subject to payment of a significant penalty.

Critical Accounting Policies

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement were effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option with respect to any eligible item and, therefore, the adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will impact the accounting only for acquisitions we make after its adoption.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Revenue. Operating revenue for the three months ended March 31, 2008 was $41.1 million. This includes base rent of $25.8 million and tenant recoveries of $12.4 million, which includes our property management fee, and other revenue of $2.9 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $6.2 million for the three months ended March 31, 2007. The increase of $34.9 million is due to revenue realized in the first quarter of 2007 relating only to ACC3.

Operating Expenses. Operating expenses for the three months ended March 31, 2008 were $28.2 million. This compares to operating expenses of $2.8 million for the three months ended March 31, 2007. The increase of $25.4 million is the result of expenses incurred in the first quarter of 2007 relating only to ACC3.

Interest Expense. Interest expense for the three months ended March 31, 2008 was $2.5 million. This compares to interest expense of $2.9 million for the three months ended March 31, 2007. The decrease of $0.4 million is primarily due to $3.5 million of interest expense in the first quarter of 2008 being capitalized for the development projects of CH1, NJ1, SC1 and ACC5.

Net Income. Net income for the three months ended March 31, 2008 was $5.6 million. This compares to net income of $0.5 million for the three months ended March 31, 2007. The increase of $5.1 million in net income is due to net income in the first quarter of 2007 being only for ACC3, partially offset by the allocation of $5.0 million of the first quarter 2008 income to minority interests.

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

KeyBank Credit Facility

On August 7, 2007, we entered into a $275.0 million revolving credit facility and a $200.0 million term loan (together the “KeyBank Credit Facility”), both of which were arranged by KeyBank National Association and each of which is secured by VA3, VA4, ACC2 and ACC3. As of March 31, 2008, there was $200.0 million outstanding under the term loan and $14.0 million outstanding under the revolving facility, which currently has a maximum capacity of $275.0 million. The terms of the revolving facility include an accordion feature, which would enable us to increase the amount of the revolving facility by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of and debt service on the properties included in our borrowing base, the possibility that we may need to add properties to the borrowing base and the agreement of participating lenders to fund the increased amount. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due on maturity at August 7, 2011, with no option to extend.

As of March 31, 2008, the interest rate on our term loan was LIBOR (2.70% at March 31, 2008) plus 1.50%, although we have effectively fixed the interest rate at 6.497% through the use of an interest rate swap. As of March 31, 2008, the interest rate associated with the revolving facility is LIBOR plus 1.25%. Future interest rates on the revolving facility will depend on our applicable leverage ratio, which is defined by our credit agreement as the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

Applicable Leverage Ratio	Applicable Interest Rate
Less than 40%	LIBOR plus 1.25%
Greater than or equal to 40% but less than 50%	LIBOR plus 1.40%
Greater than or equal to 50% but less than 60%	LIBOR plus 1.60%
Greater than or equal to 60%	LIBOR plus 1.70%

Four of our properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base. In the future, we may add additional properties to our borrowing base, which would subject those properties to additional restrictions. Also, any equity interest that we may hold in any of our properties, whether or not included in our borrowing base, will provide additional collateral with respect to our term loan and revolving facility.

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in merger and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of the net proceeds of the IPO plus 75% of the sum of (a) any additional offering proceeds occurring after the IPO and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of March 31, 2008, we were in compliance with all covenants in this credit agreement.

On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the principal amount outstanding under our credit agreement effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of March 31, 2008, the cumulative reduction in the fair value of the interest rate swap of $14.2 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

CH1 Mortgage

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 is currently pledged as collateral. As of March 31, 2008, amounts outstanding under this loan totaled $108.6 million. This loan bears interest at LIBOR (2.70% at March 31, 2008) plus 2.25% and currently requires interest-only payments. This loan matures on December 20, 2009, with a one-time option to extend the maturity for a period of 12 months subject to customary conditions. Prepayment is permitted subject to payment of certain breakage costs incurred by the lender.

The loan includes certain customary covenants, including without limitation, maintaining insurance on the property, payment of taxes and providing financial reports. The loan also provides for customary events of default, including failure to pay a sum due, the occurrence of a material adverse effect to CH1, borrower or the Operating Partnership, and the occurrence of a change of control. Upon the occurrence of an event of default under the loan, the lender may accelerate the obligation and declare amounts outstanding to be immediately due and payable, may withhold disbursements and may take possession of the property. As of March 31, 2008, we were in compliance with all applicable covenants related to this loan.

Off-Balance Sheet Arrangements

As March 31, 2008, we did not have any off-balance sheet arrangements.

Discussion of Cash Flows

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net cash provided by operating activities increased by $14.9 million to $12.3 million for the three months ended March 31, 2008, compared to cash used of $2.6 million for the year ago period. This increase is due to operations in the first quarter of 2007 being only for ACC3.

Net cash used in investing activities increased by $28.2 million to $28.6 million for the three months ended March 31, 2008 compared to $0.4 million for the year ago period. Cash used in investing for the three months ended March 31, 2008 primarily consisted of expenditures for the development of CH1, NJ1, SC1 and ACC5/6. For the three months ended March 31, 2007, cash used in investing activities consisted of capital expenditures at ACC3.

Net cash provided by financing activities increased by $14.8 million to $16.1 million for the three months ended March 31, 2008 compared to $1.3 million for the year ago period. Cash provided by financing activities for the three months ended March 31, 2008 primarily consisted of $25.9 million of proceeds from the KeyBank Credit Facility and the CH1 mortgage, partially offset by the payment of $10.0 million of dividends and distributions. For the three months ended March 31, 2007, cash provided by financing activities consisted of $2.7 million of proceeds from the ACC3 mortgage, partially offset by repayment of the ACC3 mortgage of $0.4 million and related party borrowings of $1.0 million.

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

While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITs may not be comparable to Funds From Operations published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, Funds From Operations should be examined in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere in this prospectus. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. The following table sets forth a reconciliation of our net income to FFO (in thousands):

	The Company	The Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Net income	$5,566	$497
Adjustments:
Real estate depreciation and amortization	11,934	1,090
Minority interests	4,954	—

FFO available to common stockholders and unitholders	$22,454	$1,587

Related Party Transactions

Leasing Arrangements

As of March 31, 2008, we leased approximately 9,337 square feet of office space at 1212 New York Avenue, NW in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and CEO. The leased space is comprised of the original space of 6,757 square feet and an additional expansion space of 2,580 square feet (effective February 1, 2008). Under the terms of the lease for the original 6,757 square feet, we are required to pay $21,535 per month in rent until September 17, 2008, and then $22,181 per month until the end of the lease in addition to our pro rata share of any increase in real estate taxes over the base year. The lease relating to the original space expires on September 17, 2009; however, we have four options to renew for periods of five years each. Under the lease terms for the additional expansion space of 2,580 square feet, which is under lease until September 2014, we are required to pay an additional $7,993 per month in rent, which escalates 3% per annum. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s-length transaction for comparable space elsewhere in Washington, D.C.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), which is incorporated by reference herein. The Company’s exposure to market risk has not changed materially since December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain proceedings described in note 8 to the Notes to Consolidated Financial Statements included in this report. During the quarter, there were no material developments in the status of these proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: May 15, 2008	By:	/s/ Hossein Fateh
Hossein Fateh
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002