Form 10-Q
period 2008-06-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2008-08-08
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value per share	35,488,995

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Income producing property:
Land	$26,971	$26,971
Buildings and improvements	1,101,459	1,102,954

	1,128,430	1,129,925
Less: accumulated depreciation	(39,439)	(17,710)

Net income producing property	1,088,991	1,112,215
Construction in progress and land held for development	379,320	245,636

Net real estate	1,468,311	1,357,851
Cash and cash equivalents	10,426	11,510
Restricted cash	119	119
Rents and other receivables	4,599	1,304
Deferred rent	28,019	12,611
Lease contracts above market value, net	20,645	22,078
Deferred costs, net	42,032	45,863
Prepaid expenses and other assets	3,525	2,819

Total assets	$1,577,676	$1,454,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$62,000	$—
Mortgage notes payable	319,676	296,719
Accounts payable and accrued liabilities	14,491	11,011
Construction costs payable	68,919	28,070
Dividends and distributions payable	12,558	10,044
Lease contracts below market value, net	43,357	48,277
Other liabilities	11,112	12,359

Total liabilities	532,113	406,480
Minority interests – operating partnership	489,010	490,102
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 35,473,563 shares issued and outstanding at June 30, 2008 and 35,453,833 shares issued and outstanding at December 31, 2007	35	35
Additional paid in capital	651,513	664,714
Accumulated deficit	(87,826)	(99,306)
Accumulated other comprehensive loss	(7,169)	(7,870)

Total stockholders’ equity	556,553	557,573

Total liabilities and stockholders’ equity	$1,577,676	$1,454,155

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	DuPont Fabros Technology, Inc.	The Predecessor	DuPont Fabros Technology, Inc.	The Predecessor
	Quarter ended June 30, 2008	Quarter ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenue:
Base rent	$25,910	$4,533	$51,741	$9,006
Recoveries from tenants	13,475	1,862	25,936	3,545
Other revenue	2,683	—	5,539	—

Total operating revenue	42,068	6,395	83,216	12,551
Expenses:
Property operating costs	11,000	1,372	21,307	2,694
Real estate taxes and insurance	995	98	1,880	189
Management fees	—	393	—	696
Depreciation and amortization	12,064	1,090	24,078	2,180
General and administrative	3,082	28	5,725	65
Other expenses	2,230	—	4,570	—

Total operating expenses	29,371	2,981	57,560	5,824

Operating income	12,697	3,414	25,656	6,727

Other income and expense:
Interest income	34	45	81	84
Interest expense	(1,568)	(2,907)	(4,054)	(5,762)

Income before minority interests – operating partnership	11,163	552	21,683	1,049
Minority interests – operating partnership	(5,249)	—	(10,203)	—

Net income	$5,914	$552	$11,480	$1,049

Earnings per common share – basic	$0.17	N/A	$0.32	N/A

Earnings per common share – diluted	$0.17	N/A	$0.32	N/A

Dividends declared per common share	$0.1875	N/A	$0.3750	N/A

Weighted average number of common shares outstanding – basic	35,418,119	N/A	35,417,923	N/A

Weighted average number of common shares outstanding – diluted	35,439,836	N/A	35,425,373	N/A

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive
	Number	Amount	Capital	Deficit	Income	Loss	Total
Balance at December 31, 2007	35,453,833	$35	$664,714	$(99,306)		$(7,870)	$557,573
Comprehensive income:
Net income				11,480	$11,480		11,480
Other comprehensive income – change in fair value of interest rate swap					701	701	701

Comprehensive income					$12,181

Dividends declared			(13,299)				(13,299)
Offering costs			(87)				(87)
Issuance of stock awards	19,730	—					—
Amortization of deferred compensation costs			704				704
Adjustment to minority interests in Operating Partnership			(519)				(519)

Balance at June 30, 2008	35,473,563	$35	$651,513	$(87,826)		$(7,169)	$556,553

See accompanying notes to the consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	DuPont Fabros Technology, Inc.	The Predecessor
	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flow from operating activities
Net income	$11,480	$1,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Minority interests	10,203	—
Non-cash stock based compensation expense	704	—
Depreciation and amortization	24,078	2,180
Straight line rent	(15,408)	(2,591)
Amortization of loan costs	593	475
Amortization of lease contracts above and below market value	(3,487)	—
Changes in operating assets and liabilities
Rents and other receivables	(3,295)	96
Deferred costs	(171)	—
Prepaid expenses and other assets	134	(55)
Accounts payable and accrued liabilities	2,227	(385)
Other liabilities	(546)	397
Due to/from related parties	—	(1,665)

Net cash provided by (used in) operating activities	26,512	(499)

Cash flow from investing activities
Investments in real estate – development	(79,755)	—
Interest capitalized for real estate under development	(6,847)	—
Improvements to real estate	(2,453)	(1,141)
Additions to non-real estate property	(407)	—

Net cash used in investing activities	(89,462)	(1,141)

Cash flow from financing activities
Line of credit proceeds	62,000	—
Mortgage notes payable proceeds	22,957	14,160
Dividends and distributions	(22,599)	—
IPO transaction costs	(87)	—
Principal repayments of debt	—	(894)
Payments of financing costs	(36)	—
Net related party repayments	(369)	(821)

Net cash provided by financing activities	61,866	12,445

Net increase (decrease) in cash and cash equivalents	(1,084)	10,805
Cash and cash equivalents, beginning	11,510	4,861

Cash and cash equivalents, ending	$10,426	$15,666

Supplemental information:
Cash paid for interest, net of amounts capitalized	$3,163	$4,797

Loan costs capitalized for real estate under development	$1,233	$—

Construction costs payable capitalized to real estate	$40,849	$—

See accompanying notes to consolidated financial statements.

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in five operating data centers – referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties under development – referred to as ACC5, NJ1 and SC1 – and land that may be used to develop two additional data centers – which would be referred to as ACC6 and ACC7. For more information regarding these properties, see note 3 to the notes to consolidated financial statements.

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

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

Upon completion of the IPO, the Company entered into various formation transactions. The formation transactions included the issuance of 23,045,366 Operating Partnership Units (“OP Units”) and cash payments of $372.5 million (which included $274.0 million of cash used to retire the debt and fund other obligations related to ACC4) for total consideration of $856.5 million for the acquisition of the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007), land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value. The Company also issued 8,116,906 OP units and made a cash payment of $6.1 million for total consideration of $176.5 million for the acquisition of the management, development, leasing, asset management and technical services agreements for these properties.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Form 10-K.

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

Income-Producing Property

The Predecessor’s data center, ACC3, is recorded at cost, including the external direct costs of the acquisition. The Acquired Properties’ data centers (ACC2, VA3, VA4 and CH1) are recorded at their estimated fair value on the date of their acquisition, August 7, 2007. ACC4, ACC7, NJ1 and SC1 are recorded at their estimated fair value on the date of their acquisition, October 24, 2007.

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

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $4.6 million and $0 for the three months ended June 30, 2008 and 2007, respectively, and $8.1 million and $0 million for the six months ended June 30, 2008 and 2007, respectively.

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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvements ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense totaled $11.0 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and $21.9 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the value of those assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three and six months ended June 30, 2008 and 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2008, there were no data center properties classified as held-for-sale and discontinued operations.

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

Deferred Costs

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.2 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. Balances, net of accumulated amortization, at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Financing costs	$10,666	$10,630
Accumulated amortization	(2,856)	(1,030)

Financing costs, net	$7,810	$9,600

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. Balances, net of accumulated amortization, at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Leasing costs	$38,930	$38,759
Accumulated amortization	(4,708)	(2,496)

Leasing costs, net	$34,222	$36,263

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2008 and December 31, 2007, the fuel inventory was $1.3 million and $1.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease Intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired, are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(2,455)	(1,022)

Lease contracts above market value, net	$20,645	$22,078

	June 30, 2008	December 31, 2007
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(8,543)	(3,623)

Lease contracts below market value, net	$43,357	$48,277

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of June 30, 2008 and December 31, 2007, no allowance was considered necessary.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes incurred by us. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred.

Other Revenue

Other revenue primarily consists of services provided to our tenants on an ad-hoc basis. Revenue is recognized on a completed contract basis. Costs of providing these services are in other expenses in the accompanying consolidated statements of operations.

Income Taxes

We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We currently qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Although we expect to qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

We have elected to treat DF Technical Services LLC, a 100% owned subsidiary of our Operating Partnership, as a TRS of ours. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates.

The Predecessor was not subject to U.S. federal income tax on its income. Results of operations of the Predecessor are included proportionately in the federal income tax returns of the individual members; therefore, no provision for federal income taxes is included in the accompanying consolidated financial statements for periods prior to October 24, 2007.

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statement of Stockholders’ Equity, is defined as all changes in equity during each period except those resulting from investments by or distributions to stockholders or members. Accumulated other comprehensive loss, as also reflected on the Consolidated Statement of Stockholders’ Equity, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships. For the three and six months ended June 30, 2007, comprehensive income consisted only of net income.

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

Stock-based Compensation

We have awarded stock-based compensation to employees, contractors and members of our Board of Directors in the form of common stock and LTIP units. These awards are accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, which was effective January 1, 2006. We had no stock-based compensation awards outstanding prior to our IPO in October 2007. This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of LTIP units is based on the market value of our common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Non-cash stock based compensation expense, which is included in general and administrative expense on the consolidated statements of operations, totaled $0.4 million and $0 for the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and $0 for the six months ended June 30, 2008 and 2007, respectively.

Profits, Losses and Distributions

For periods prior to October 24, 2007, the profits and losses of the Predecessor were allocated to the individual members in accordance with their respective limited liability company agreements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement were effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option with respect to any eligible item and, therefore, the adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

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

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at June 30, 2008:

(dollars in thousands) Property	Location	Raised Square Feet	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
Operating properties
ACC2	Ashburn, VA	53,397	$2,500	$158,338	$—	$160,838
ACC3	Ashburn, VA	79,600	1,071	94,005	3	95,079
ACC4	Ashburn, VA	171,300	6,600	535,287	19	541,906
VA3	Reston, VA	144,901	10,000	173,209	—	183,209
VA4	Bristow, VA	90,000	6,800	140,620	1,298	148,718

		539,198	26,971	1,101,459	1,320	1,129,750

Construction in progress and land held for development	(1)	1,100,940	—	—	378,000	378,000

		1,640,138	$26,971	$1,101,459	$379,320	$1,507,750

(1)	Properties located in Ashburn, VA; Elk Grove Village, IL; Piscataway, NJ and Santa Clara, CA.

4. Leases

For the three and six months ended June 30, 2008, two tenants accounted for 71% and 70%, respectively, of our total operating revenue. As of June 30, 2008, these two tenants accounted for $0 and $0.2 million of rents and other receivables, respectively. As of June 30, 2008, these two tenants also accounted for $9.8 million and $7.8 million of deferred rent, respectively. For the three and six months ended June 30, 2007, one tenant accounted for 100% of the total consolidated data center rental income. The Company does not hold security deposits from these tenants. The majority of tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

5. Debt

On August 7, 2007, the Company entered into a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a principal balance of $262.0 million was outstanding as of June 30, 2008.

Upon consent of the lender, the revolving facility may be increased by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the revolving credit facility, we anticipate that, among other things, we would need to add properties to the borrowing base. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

As of June 30, 2008, the interest rate on our term loan was LIBOR (2.4625% at June 30, 2008) plus 1.50%, which we have effectively fixed at 6.497% through the use of an interest rate swap. The interest rate associated with the revolving facility is LIBOR plus 1.25% as of June 30, 2008.

Four of our operating properties–VA3, VA4, ACC2 and ACC3–comprise our current borrowing base with an aggregate book value of $587.8 million as of June 30, 2008, along with the assignments of rents and leases at these properties. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire or develop in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may be removed only with the approval of our lenders. In addition, the revolving facility and term loan contain customary covenants. As of June 30, 2008, we were in compliance with all covenants.

As part of the KeyBank refinancing, Safari repaid the mortgage loan on ACC3 totaling $125.2 million in the third quarter of 2007. On December 20, 2007, Tarantula Ventures LLC, the owner of CH1, entered into a $148.9 million construction loan with KeyBank National Association relating to the refinancing of CH1, of which $119.7 million was outstanding at June 30, 2008. The loan bears interest at a variable interest rate equal to the sum of the one-month LIBOR (2.4625% at June 30, 2008) plus 2.25%. The loan matures on December 20, 2009 and can be extended for an additional 12 months subject to certain conditions and payment of an extension fee equal to $0.4 million (0.25% of the note amount). The loan is collateralized by the CH1 assets with an aggregate net book value of $209.2 million at June 30, 2008.

At June 30, 2008 and December 31, 2007, debt balances outstanding were as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
KeyBank Credit Facility – $200,000 secured term loan, variable interest rate of LIBOR plus 1.50% (3.9625% at June 30, 2008), matures August 2011, which has been effectively fixed at 6.497% through the use of an interest rate swap	$200,000	$200,000
CH1 construction loan, variable interest rate of LIBOR plus 2.25% (4.7125% at June 30, 2008), matures December 2009	119,676	96,719
KeyBank Credit Facility – $275,000 senior secured revolving credit facility, variable interest rate of LIBOR plus 1.25% (3.7125% at June 30, 2008), matures August 2010	62,000	—

	$381,676	$296,719

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

As of June 30, 2008, the cumulative reduction in fair value of the interest rate swap of $7.2 million was recognized as a liability and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness.

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

7. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007:

•

DFD Technical Services LLC (DFTS), which is owned by our Executive Chairman and our President and CEO, was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively.

•

DuPont Fabros Development LLC (DFD), which is owned by our Executive Chairman and our President and CEO, earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.

•

Bookkeeping fees incurred with DFD totaled less than $0.1 million and less $0.1 million for the three and six months ended June 30, 2007, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

•

DFD was reimbursed for salaries and overhead expenses related to operation management totaling $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. These fees are included in property operating costs in the accompanying consolidated statements of operations.

Following the closing of the IPO, we pay rent for our headquarters building to an affiliate of our Executive Chairman and President and CEO. Rent expense for the three and six months ended June 30, 2008 was less than $0.1 million and $0.2 million, respectively.

In addition, prepaid expenses and other assets includes amounts due from DFD and affiliates of $0.6 million at June 30, 2008, and due to related parties includes amounts due to DFD and affiliates of $0.5 million at June 30, 2007.

Related party payables are due on demand without interest.

8. Commitments and Contingencies

As of June 30, 2008, we had a contract with Holder Construction Group, LLC (“Holder”) to construct Phase 1 of CH1 for an amount not to exceed $157.0 million. As of June 30, 2008, costs incurred under the contract were $150.7 million.

Subsequent to June 30, 2008, we executed contracts with Holder to construct ACC5, NJ1 and SC1 for amounts not to exceed $173.1 million, $226.9 million and $257.5 million, respectively. Prior to these contracts, we had entered into various commitments that these contracts replaced.

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, ACC4, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain on the initial properties at October 24, 2007, the date we completed our IPO, is estimated to be approximately $750.0 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

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

On August 4, 2008, we entered into a consent order with the VDEQ to resolve these matters. The order provides that we will pay a $ 0.5 million civil penalty and undertake various remedial actions to bring the facilities into compliance and reduce future emissions, including installation of pollution control equipment at certain facilities, at an estimated cost of $2.1 million, of which $0.7 million has been incurred and the remainder has been accrued at June 30, 2008.

At the time of our IPO, Messrs. du Pont and Fateh, our Executive Chairman and President and CEO, agreed to indemnify us against certain costs that we may incur as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ, and set aside, as partial collateral for a portion of these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. We, with the approval of our disinterested directors, determined that $0.4 million of the costs incurred by us in connection with the notices of violation, including a portion of our attorney’s fees, are covered by these indemnification obligations, which Messrs. du Pont and Fateh have agreed to pay and we have accrued a receivable for that amount as of June 30, 2008.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

9. Minority Interests

Minority interests relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common stockholders. Minority interests are adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interests in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interests owned 31,162,272 OP units, or approximately 46.8% of the Operating Partnership. As of June 30 2008, minority interests owned 31,162,272 units, or 46.8% of the Operating Partnership. Limited partners have the right to tender their OP units for redemption beginning 12 months after our IPO on October 24, 2007. The OP units can be exchanged for cash based on the fair market value of the Company’s common stock or at the election of the Company for shares of common stock which have been registered. The redemption value of our minority interests at June 30, 2008 was $580.9 million, based on the closing share price of $18.64.

In addition, in 2007, the Company has issued 341,145 fully vested LTIP units to certain officers, employees, and consultants. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as OP units, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units will not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time, and thereafter receive all the rights of OP units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of June 30, 2008, parity with the OP units had not been achieved and the LTIP units could not be converted into OP units.

10. Stockholders’ Equity

On May 20, 2008, we declared a regular cash dividend for the second quarter of 2008 of $0.1875 per common share which was paid on July 11, 2008 to stockholders of record as of June 27, 2008. In addition, holders of OP units and LTIPs also received a distribution of $0.1875 per unit. We recorded a payable as of June 30, 2008 of $12.6 million for this dividend and distribution.

11. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of June 30, 2008, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 809,001 share equivalents had been issued leaving 4,158,794 shares available for future issuance.

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

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	19,730	$18.47
Vested	(35,715)	$21.00
Forfeited	—	N/A

Unvested balance at June 30, 2008	55,444	$20.10

As of June 30, 2008, total unearned compensation on restricted stock was $0.4 million and the weighted average vesting period was 0.6 years.

12. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended June 30, 2008	Six Months ended June 30, 2008
Numerator:
Net income	$5,914	$11,480
Adjustments to minority interests	(4)	(6)

Numerator for basic earnings per share	5,910	11,474
Adjustments to minority interests	—	—

Numerator for diluted earnings per share	$5,910	$11,474

Denominator:
Weighted average shares	35,464,072	35,459,484
Unvested restricted stock	(45,953)	(41,561)

Denominator for basic income per share	35,418,119	35,417,923
Effect of dilutive securities	21,717	7,450

Denominator for diluted earnings per share – adjusted weighted average	35,439,836	35,425,373

13. Fair Value of Financial Instruments

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2008:

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

•

Debt: Borrowings are floating rate instruments and management believes that for similar financial instruments with comparable credit risks, the stated interest rates as of June 30, 2008 (floating rates at spreads over a market rate index) approximate market rates. Accordingly, the carrying value is believed to approximate fair value.

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

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$7,169	$—	$7,169

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

14. Subsequent Events

Subsequent to June 30, 2008, we executed contracts with Holder to construct ACC5, NJ1 and SC1 for amounts not to exceed $173.1 million, $226.9 million and $257.5 million, respectively. As of July 31, 2008, costs incurred under these contracts were $78.8 million, $53.4 million and $12.9 million, respectively.

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

Overview

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We will elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007 upon filing our federal income tax return for such year. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in five operating data centers – referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties under development – referred to as ACC5, NJ1 and SC1 – and land that may be used to develop two additional data centers – which would be referred to as ACC6 and ACC7. For more information regarding these properties, see note 3 to the notes to consolidated financial statements.

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

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

Upon completion of the IPO, the Company entered into various formation transactions. The formation transactions included the issuance of 23,045,366 Operating Partnership Units (“OP Units”) and cash payments of $372.5 million (which included $274.0 million of cash used to retire the debt and fund other obligations related to ACC4) for total consideration of $856.5 million for the acquisition of the equity interests in Safari, the entity that owns ACC4 (a data center that was fully completed on October 30, 2007), land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value. The Company also issued 8,116,906 OP units and made a cash payment of $6.1 million for total consideration of $176.5 million for the acquisition of the management, development, leasing, asset management and technical services agreements for these properties.

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

Our Properties

Operating Properties

The following table presents an overview of our five operating properties based on information as of July 1, 2008:

Property	Property Location	Year Built/ Renovated		Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	% Leased (4)	Annualized Rent (in thousands) (5)(6)	Annualized Management Fee Recoveries (in thousands) (7)
VA3	Reston, VA	2003	(8)	256,000	144,901	13.0	100%	$8,579	$702
VA4	Bristow, VA	2005	(8)	230,000	90,000	9.6	100%	$16,095	$1,143
ACC2	Ashburn, VA	2001/2005		87,000	53,397	10.4	100%	$11,154	$776
ACC3	Ashburn, VA	2001/2006		147,000	79,600	13.0	100%	$18,076	$1,203
ACC4	Ashburn, VA	2007		307,000	171,300	36.4	85.9%	$44,631	$2,654

Totals				1,027,000	539,198	82.4	93.9%	$98,535	$6,478

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(4)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease as of July 1, 2008.
(5)	Annualized rent is presented for leases executed as of July 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the date of the most recent amendment to a lease agreement, or from the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to July 1, 2008. Annualized rent excludes the amortization of above and below market leases. On an annualized basis, this amortization will increase revenue by $7.0 million.
(6)	Annualized rent based on actual base rental rates in effect as of July 1, 2008, without giving effect to any future contractual rent increases, equals $8.3 million, $14.6 million, $9.7 million, $16.9 million and $21.2 million for VA3, VA4, ACC2, ACC3 and ACC4, respectively, or $70.7 million in the aggregate.
(7)	Annualized management fee recoveries for all leases commenced as of July 1, 2008, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, consists of our property management fee, which is a variable fee that our tenants pay in exchange for receiving property management services from us, including general maintenance, operations and administration of each facility. This fee is equal to approximately 5.0% of the sum of (i) base rent, (ii) other rents (including, as applicable, office, storage, parking and cage space) and (iii) estimated recoverable operating expenses allocable to each tenant over the term of the lease other than direct electric, which we define as the cost of the critical and essential load used by a tenant to power and cool its servers. For the purposes of calculating annualized management fee recoveries with respect to each property, we have annualized the property operating expenses for the six months ended June 30, 2008.
(8)	Acquired as a fully-developed property.

Development Projects

The following table presents an overview of our development properties, based on information as of June 30, 2008. Other than ACC7, we intend to develop each of these facilities in two phases in terms of the critical load to be made available in each phase. Due to its smaller size, we plan to develop ACC7 in a single phase. As noted in the table below, we have 223.6 MW of critical load in our development pipeline. We cannot guarantee that we will be able to develop these properties in accordance with the schedules, cost estimates and specifications set forth below, or at all:

Property	Property Location	Gross Building Area(1)	Raised Square Feet(2)	Critical Load MW(3)	Estimated Total Cost(4)	Construction in Progress(5)	Expected Completion Date
Projects Under Development
CH1 Phase I	Elk Grove Village, IL	285,000	121,223	18.2	$200,000 -$210,000	$192,844	3Q 2008
ACC5 Phase I	Ashburn, VA	150,000	85,600	18.2	$170,000 -$220,000	$57,617	1Q 2009
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$220,000 -$280,000	$38,322	3Q 2009
SC1 Phase I	Santa Clara, CA	150,000	85,600	18.2	$240,000 -$300,000	$22,145	4Q 2009

		735,000	378,023	72.8	$830,000 - $1,010,000	$310,928

Future Development Projects
CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC2 Phase I	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
ACC6 Phase I	Ashburn, VA	120,000	77,500	15.6	*
ACC6 Phase II	Ashburn, VA	120,000	77,500	15.6	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,290,000	722,917	150.8

*	Development costs have not yet been estimated.
(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load. Estimated critical loads for ACC5, SC1, NJ1 and SC2 are based generally on our present intention to employ designs for these facilities similar to our ACC4 prototype. The estimated critical loads for ACC6 and ACC7 are expected to be lower due to constraints imposed on us by the size of the properties.
(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable.
(5)	This is the amount capitalized as of June 30, 2008.

Tenant Diversification

As of July 1, 2008, our portfolio was leased to 11 data center tenants, many of which are nationally recognized firms in the technology industry. As of July 1, 2008, our two largest tenants, Microsoft and Yahoo!, accounted for 69.1% of our annualized rent.

Lease Distribution

The following table sets forth information relating to the distribution of leases for VA3, VA4, ACC2, ACC3 and ACC4 based on critical load, in terms of kilowatts or kW, under lease as of July 1, 2008.

kW of Critical Load Under Lease(1)	No of Leases	% of All Leases	Total kW Under Lease	% of Portfolio Leased kW	Annualized Rent (in thousands)(2)	% of Portfolio Annualized Rent
Available
1,300 or less	4	28.6%	3,655	4.7%	$4,670	4.7%
1,301-2,600	2	14.3%	4,550	5.9%	6,921	7.0%
2,601-5,200	2	14.3%	9,750	12.6%	8,688	8.8%
5,201-10,400	4	28.6%	32,675	42.3%	41,734	42.4%
Greater than 10,400	2	14.2%	26,650	34.5%	36,522	37.1%

Portfolio Total	14	100%	77,280	100%	$98,535	100%

(1)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(2)	Annualized rent is presented for leases that have been executed as of July 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the later of the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended or the acquisition of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to July 1, 2008.

Lease Expirations

The following table sets forth a summary schedule of our operating properties’ lease expirations and the corresponding effects in terms of both raised square feet and critical load for each of the ten full calendar years as of July 1, 2008. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Property	Number of Leases Expiring (1)	Square Footage of Expiring Leases (2)	% of Net Rentable Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Rent
2008	VA3	1	—	—	163	0.2%	0.3%
2009	VA3	1	27,268	5.3%	2,600	3.3%	1.2%
	ACC4	1	—	—	—	—	0.0%
2010	VA3	1	66,661	12.9%	5,688	7.4%	4.2%
2011	VA3	1	14,320	2.8%	1,300	1.7%	1.0%
2012	VA4	1	15,000	2.9%	1,600	2.1%	2.6%
2013	VA3	1	26,943	5.2%	2,600	3.4%	1.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
2014	VA3	1	9,709	1.9%	650	0.8%	0.8%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
2015	ACC2	1	53,397	10.4%	10,400	13.5%	11.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
2016	ACC3	1	39,800	7.7%	6,500	8.4%	9.5%
	VA4	1	15,000	2.9%	1,600	2.1%	2.8%
2017	ACC3	1	23,600	4.6%	3,900	5.0%	5.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.9%
	ACC4	6	37,500	7.3%	7,961	10.3%	11.4%
After 2017	ACC3/ ACC4	8	126,325	24.5%	25,918	33.4%	37.3%

Total		30	515,523	100%	76,280	100%	100%

(1)	Based on 14 separate leases. Six of these leases include staggered expiration dates. For purposes of the above chart, we have treated each staggered expiration as a separate lease.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities. Office and storage space is de minimis.
(3)	One megawatt is equal to 1,000 kW.

Results of Operations

Since our formation on March 2, 2007 until the IPO on October 24, 2007, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our Company. Prior to October 24, 2007, operating results are presented for our Predecessor.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating Revenue. Operating revenue for the three months ended June 30, 2008 was $42.1 million. This includes base rent of $25.9 million and tenant recoveries of $13.5 million, which includes our property management fee, and other revenue of $2.7 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $6.4 million for the three months ended June 30, 2007. The increase of $35.7 million is due to revenue recognized in the second quarter of 2007 relating only to ACC3.

Operating Expenses. Operating expenses for the three months ended June 30, 2008 were $29.4 million. This compares to operating expenses of $3.0 million for the three months ended June 30, 2007. The increase of $26.4 million is the result of expenses incurred in the second quarter of 2007 relating only to ACC3.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $1.6 million. This compares to interest expense of $2.9 million for the three months ended June 30, 2007. Total interest for the three months ended June 30, 2008 was $6.2 million, of which $4.6 million was capitalized for the development projects of CH1, NJ1, SC1 and ACC5. The increase in total interest versus prior year is due to the prior year only including ACC3.

Net Income. Net income for the three months ended June 30, 2008 was $5.9 million. This compares to net income of $0.6 million for the three months ended June 30, 2007. The increase of $5.3 million in net income is due to net income in the second quarter of 2007 being only for ACC3, partially offset by the allocation of $5.2 million of the second quarter 2008 income to minority interests.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating Revenue. Operating revenue for the six months ended June 30, 2008 was $83.2 million. This includes base rent of $51.7 million and tenant recoveries of $25.9 million, which includes our property management fee, and other revenue of $5.5 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $12.6 million for the six months ended June 30, 2007. The increase of $70.6 million is due to revenue recognized for the six months ended June 30, 2007 relating only to ACC3.

Operating Expenses. Operating expenses for the six months ended June 30, 2008 were $57.6 million. This compares to operating expenses of $5.8 million for the six months ended June 30, 2007. The increase of $51.8 million is the result of expenses incurred for the six months ended June 30, 2007 relating only to ACC3.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $4.1 million. This compares to interest expense of $5.8 million for the six months ended June 30, 2007. Total interest for the six months ended June 30, 2008 was $12.2 million, of which $8.1 million was capitalized for the development projects of CH1, NJ1, SC1 and ACC5. The increase in total interest versus prior year is due to the prior year only including ACC3.

Net Income. Net income for the six months ended June 30, 2008 was $11.5 million. This compares to net income of $1.0 million for the six months ended June 30, 2007. The increase of $10.5 million in net income is due to net income in for the six months ended June 30, 2007 being only for ACC3, partially offset by the allocation of $10.2 million of income to minority interests for the six months ended June 30, 2008.

Liquidity and Capital Resources

We will elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007, upon filing our federal income tax return for 2007. As a REIT we are required to distribute at least 90% of our taxable income to our stockholders on an annualized basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs, in particular funding of development of ACC5 Phase 1, NJ1 Phase 1 and SC1 Phase 1, summarized on page 22. Instead, we will need to meet these needs primarily from external sources of capital and, to a lesser extent, cash generated from operations. In addition, our liquidity may be negatively impacted by unanticipated increases in project development cost (including the cost of labor and materials and construction delays), and rising interest rates.

We intend to meet our short-term liquidity needs through net cash provided by operations, reserves established from existing cash, through new long-term indebtedness or construction loans, borrowings under our revolving facility and CH1 construction loan, collateralizing ACC4 and/or equity financings. We expect to meet our long-term liquidity needs through long-term secured borrowings and the issuance of additional equity and debt securities when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

KeyBank Credit Facility

On August 7, 2007, we entered into a $275.0 million revolving credit facility and a $200.0 million term loan (together the “KeyBank Credit Facility”), both of which were arranged by KeyBank National Association and each of which is secured by VA3, VA4, ACC2 and ACC3. As of June 30, 2008, there was $200.0 million outstanding under the term loan and $62.0 million outstanding under the revolving facility, which currently has a maximum capacity of $275.0 million. The terms of the revolving facility include an accordion feature, which would enable us to increase the amount of the revolving facility by up to $200.0 million to a total borrowing capacity of $475.0 million depending on certain factors, including the value of and debt service on the properties included in our borrowing base, the possibility that we may need to add properties to the borrowing base and the agreement of participating lenders to fund the increased amount. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The term loan is an interest only loan with the full principal amount due on maturity at August 7, 2011, with no option to extend.

As of June 30, 2008, the interest rate on our term loan was LIBOR (2.4625% at June 30, 2008) plus 1.50%, although we have effectively fixed the interest rate at 6.497% through the use of an interest rate swap. As of June 30, 2008, the interest rate associated with the revolving facility is LIBOR plus 1.25%. Future interest rates on the revolving facility will depend on our applicable leverage ratio, which is defined by our credit agreement as the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

Applicable Leverage Ratio	Applicable Interest Rate
Less than 40%	LIBOR plus 1.25%
Greater than or equal to 40% but less than 50%	LIBOR plus 1.40%
Greater than or equal to 50% but less than 60%	LIBOR plus 1.60%
Greater than or equal to 60%	LIBOR plus 1.70%

Four of our properties–VA3, VA4, ACC2 and ACC3–comprise our current borrowing base. In the future, we may add additional properties to our borrowing base, which would subject those properties to additional restrictions. Also, any equity interest that we may hold in any of our properties, whether or not included in our borrowing base, will provide additional collateral with respect to our term loan and revolving facility.

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in merger and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of the net proceeds of the IPO plus 75% of the sum of (a) any additional offering proceeds occurring after the IPO and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of June 30, 2008, we were in compliance with all covenants in this credit agreement.

On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the principal amount outstanding under our credit agreement effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of June 30, 2008, the cumulative reduction in the fair value of the interest rate swap of $7.2 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

CH1 Mortgage

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 is currently pledged as collateral. As of June 30, 2008, amounts outstanding under this loan totaled $119.7 million. This loan bears interest at LIBOR (2.4625% at June 30, 2008) plus 2.25% and currently requires interest-only payments. This loan matures on December 20, 2009, with a one-time option to extend the maturity for a period of 12 months subject to customary conditions. Prepayment is permitted subject to payment of certain breakage costs incurred by the lender.

The loan includes certain customary covenants, including without limitation, maintaining insurance on the property, payment of taxes and providing financial reports. The loan also provides for customary events of default, including failure to pay a sum due, the occurrence of a material adverse effect to CH1, borrower or the Operating Partnership, and the occurrence of a change of control. Upon the occurrence of an event of default under the loan, the lender may accelerate the obligation and declare amounts outstanding to be immediately due and payable, may withhold disbursements and may take possession of the property. As of June 30, 2008, we were in compliance with all applicable covenants related to this loan.

Off-Balance Sheet Arrangements

As June 30, 2008, we did not have any off-balance sheet arrangements.

Discussion of Cash Flows

Six Months Ended June, 2008 Compared to Six Months Ended June 30, 2007

Net cash provided by operating activities increased by $27.0 million to $26.5 million for the six months ended June 30, 2008, compared to cash used of $0.5 million for the year ago period. This increase is due to operations for the six months ended June 30, 2007 being only for ACC3.

Net cash used in investing activities increased by $88.4 million to $89.5 million for the six months ended June 30, 2008 compared to $1.1 million for the year ago period. Cash used in investing for the six months ended June 30, 2008 primarily consisted of expenditures for the development of CH1, NJ1, SC1 and ACC5. For the six months ended June 30, 2007, cash used in investing activities consisted of capital expenditures at ACC3.

Net cash provided by financing activities increased by $49.5 million to $61.9 million for the six months ended June 30, 2008 compared to $12.4 million for the year ago period. Cash provided by financing activities for the six months ended June 30, 2008 primarily consisted of $85.0 million of proceeds from the KeyBank Credit Facility and the CH1 mortgage, partially offset by the payment of $22.6 million of dividends and distributions. For the six months ended June 30, 2007, cash provided by financing activities consisted of $14.1 million of proceeds from the ACC3 mortgage, partially offset by repayment of the ACC3 mortgage of $0.9 million and related party borrowings of $0.8 million.

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

	DuPont Fabros Technology, Inc.	The Predecessor	DuPont Fabros Technology, Inc.	The Predecessor
	Quarter ended June 30, 2008	Quarter ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net income	$5,914	$552	$11,480	$1,049
Real estate depreciation and amortization	12,010	1,090	23,944	2,180
Minority interests in operating partnership	5,249	—	10,203	—

FFO	$23,173	$1,642	$45,627	$3,229

Related Party Transactions

Leasing Arrangements

As of June 30, 2008, we leased approximately 9,337 square feet of office space at 1212 New York Avenue, NW in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and CEO. The leased space is comprised of the original space of 6,757 square feet and an additional expansion space of 2,580 square feet (effective February 1, 2008). Under the terms of the lease for the original 6,757 square feet, we are required to pay $21,535 per month in rent until September 17, 2008, and then $22,181 per month until the end of the lease in addition to our pro rata share of any increase in real estate taxes over the base year. The lease relating to the original space expires on September 17, 2009; however, we have four options to renew for periods of five years each. Under the lease terms for the additional expansion space of 2,580 square feet, which is under lease until September 2014, we are required to pay an additional $7,993 per month in rent, which escalates 3% per annum. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s-length transaction for comparable space elsewhere in Washington, D.C.

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

Critical Accounting Policies

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement were effective for us as of January 1, 2008. If the fair value option is elected, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option with respect to any eligible item and, therefore, the adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2008, we entered into a consent order with the VDEQ to resolve these matters. The order provides that we will pay a $ 0.5 million civil penalty and undertake various remedial actions to bring the facilities into compliance and reduce future emissions, including installation of pollution control equipment at certain facilities, at an estimated cost of $2.1 million, of which $0.7 million has been incurred and the remainder has been accrued at June 30, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2008, we held our annual meeting of stockholders in Washington, DC. Only shareholders of record as of March 20, 2008 were entitled to vote at the annual meeting.

At the meeting, stockholders elected seven directors to serve a term of one year and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008.

As of the record date, 35,455,936 shares of our common stock were outstanding and entitled to vote.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2009 annual meeting or until a successor has been elected and qualified:

	For	Withheld
Lammot J. du Pont	19,032,444	14,548,416
Hossein Fateh	19,759,218	13,821,642
Mark Amin	17,336,321	16,244,539
Michael A. Coke	33,009,275	571,585
Thomas D. Eckert	16,113,582	17,467,278
Frederic V. Malek	17,335,021	16,245,839
John H. Toole	19,678,433	13,902,427

The following votes were cast with respect to the proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008:

For	33,565,009
Against	9,100
Abstain	6,751

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

10.2	Form of Stock Award Agreement under 2007 Equity Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: August 8, 2008	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

10.2	Form of Stock Award Agreement under 2007 Equity Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002