Form 10-Q
period 2008-09-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2008-11-06
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.001 par value per share	35,495,257

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Income producing property:
Land	$39,617	$26,971
Buildings and improvements	1,277,396	1,102,756

	1,317,013	1,129,727
Less: accumulated depreciation	(51,286)	(17,672)

Net income producing property	1,265,727	1,112,055
Construction in progress and land held for development	328,003	244,390

Net real estate	1,593,730	1,356,445
Cash and cash equivalents	34,916	11,510
Restricted cash	119	119
Rents and other receivables	1,464	1,304
Deferred rent	34,729	12,611
Lease contracts above market value, net	19,929	22,078
Deferred costs, net	40,379	45,863
Prepaid expenses and other assets	8,964	4,225

Total assets	$1,734,230	$1,454,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$204,000	$—
Mortgage notes payable	329,256	296,719
Accounts payable and accrued liabilities	15,865	11,011
Construction costs payable	67,897	28,070
Dividend and distribution payable	12,562	10,044
Lease contracts below market value, net	40,894	48,277
Prepaid rents and other liabilities	23,530	12,359

Total liabilities	694,004	406,480
Minority interests – operating partnership	486,306	490,102
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 35,495,257 shares issued and outstanding at September 30, 2008 and 35,453,833 shares issued and outstanding at December 31, 2007	35	35
Additional paid in capital	645,357	664,714
Accumulated deficit	(83,677)	(99,306)
Accumulated other comprehensive loss	(7,795)	(7,870)

Total stockholders’ equity	553,920	557,573

Total liabilities and stockholders’ equity	$1,734,230	$1,454,155

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	DuPont Fabros Technology, Inc.	The Predecessor	DuPont Fabros Technology, Inc.	The Predecessor
	Quarter ended September 30, 2008	Quarter ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues:
Base rent	$26,080	$10,765	$77,821	$19,771
Recoveries from tenants	15,907	6,008	41,843	9,553
Other revenue	931	96	6,470	96

Total revenues	42,918	16,869	126,134	29,420

Expenses:
Property operating costs	14,104	5,175	35,834	7,914
Real estate taxes and insurance	1,015	337	2,895	526
Management fees	—	825	—	1,521
Depreciation and amortization	13,038	4,549	37,116	6,729
General and administrative	2,591	64	7,893	84
Other expenses	828	2	5,398	2

Total expenses	31,576	10,952	89,136	16,776

Operating income	11,342	5,917	36,998	12,644
Interest income	66	130	147	214
Interest:
Expense incurred	(3,062)	(6,306)	(6,525)	(11,593)
Amortization of deferred financing costs	(465)	(1,794)	(1,056)	(2,269)

Income (loss) before minority interests – operating partnership	7,881	(2,053)	29,564	(1,004)
Minority interests – operating partnership	(3,732)	—	(13,935)	—

Net income (loss) available for common shares	$4,149	$(2,053)	$15,629	$(1,004)

Earnings per share – basic:
Net income per common share	$0.12	N/A	$0.44	N/A

Weighted average common shares outstanding	35,436,020	N/A	35,423,999	N/A

Earnings per share – diluted:
Net income per common share	$0.12	N/A	$0.44	N/A

Weighted average common shares outstanding	35,455,303	N/A	35,424,032	N/A

Dividends declared per common share	$0.1875	N/A	$0.5625	N/A

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Stock		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive
	Number	Amount	Capital	Deficit	Income	Loss	Total
Balance at December 31, 2007	35,453,833	$35	$664,714	$(99,306)		$(7,870)	$557,573
Comprehensive income:
Net income				15,629	$15,629		15,629
Other comprehensive income – change in fair value of interest rate swap					75	75	75

Comprehensive income					$15,704

Dividends declared			(19,954)				(19,954)
Offering costs			(87)				(87)
Issuance of stock awards	53,270	—					—
Retirement of stock awards	(11,846)	—	(200)				(200)
Amortization of deferred compensation costs			874				874
Adjustment to minority interests in Operating Partnership			10				10

Balance at September 30, 2008	35,495,257	$35	$645,357	$(83,677)		$(7,795)	$553,920

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	DuPont Fabros Technology, Inc.	The Predecessor
	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flow from operating activities
Net income (loss)	$15,629	$(1,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Minority interests – operating partnership	13,935	—
Depreciation and amortization	37,116	6,729
Straight line rent	(22,118)	(3,622)
Amortization of loan costs	1,056	916
Write-off of unamortized loan costs	—	1,353
Amortization of lease contracts above and below market value	(5,234)	(917)
Compensation paid with Company common shares	874	—
Changes in operating assets and liabilities
Rents and other receivables	(160)	(85)
Deferred costs	(238)	—
Prepaid expenses and other assets	(4,159)	(158)
Accounts payable and accrued liabilities	3,600	(3,181)
Prepaid rents	7,035	692
Other liabilities	4,261	10

Net cash provided by operating activities	51,597	733

Cash flow from investing activities
Investments in real estate – development	(216,063)	(42,721)
Acquisitions of real estate, net of cash acquired	—	(222,341)
Interest capitalized for real estate under development	(9,871)	(793)
Improvements to real estate	(2,663)	(1,105)
Additions to non-real estate property	(466)	—

Net cash used in investing activities	(229,063)	(266,960)

Cash flow from financing activities
Line of credit proceeds	204,000	233,185
Mortgage notes payable:
Proceeds	32,537	213,579
Lump sum payoffs	—	(125,205)
IPO transaction costs	(87)	—
Payments of financing costs	(421)	(8,325)
Net related party repayments	—	(14,221)
Dividends and distributions:
Common shares	(18,618)	—
Minority interests – operating partnership	(16,539)	—
Members/principals	—	(14,874)

Net cash provided by financing activities	200,872	284,139

Net increase in cash and cash equivalents	23,406	17,912
Cash and cash equivalents, beginning	11,510	4,861

Cash and cash equivalents, ending	$34,916	$22,773

Supplemental information:
Cash paid for interest, net of amounts capitalized	$6,097	$10,524

Loan costs capitalized for real estate under development	$1,763	$30

Construction costs payable capitalized to real estate	$39,827	$29,177

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in six operating data centers – referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties that were under development as of September 30, 2008 – referred to as ACC5, NJ1 and SC1 – and land that may be used to develop two additional data centers – which would be referred to as ACC6 and ACC7. Subsequent to quarter-end, we temporarily suspended development on SC1. For more information regarding these properties, see Notes 3 and 8 to the notes to consolidated financial statements.

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

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility with KeyBank National Association (the “KeyBank Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the KeyBank Credit Facility. Following the closing of the KeyBank Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the KeyBank Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Form 10-K.

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

Income-Producing Property

The Predecessor’s data center, ACC3, is recorded at cost, including the external direct costs of the acquisition. The Acquired Properties’ data centers (ACC2, VA3, VA4 and CH1) are recorded at their estimated fair value on the date of their acquisition, August 7, 2007. ACC4, ACC7, NJ1 and the contract to acquire land for SC1 and SC2 are recorded at their estimated fair value on the date of their acquisition, October 24, 2007.

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

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $3.5 million and $0.8 for the three months ended September 30, 2008 and 2007, respectively, and $11.6 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, as provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when either i) the asset, or a portion of the asset, is delivered and ready for its intended use, or ii) development of the asset is suspended.

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvements ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense totaled $11.9 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively, and $33.8 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the value of those assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three and nine months ended September 30, 2008 and 2007.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2008, there were no data center properties classified as held-for-sale and discontinued operations.

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

Deferred Costs

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. Balances, net of accumulated amortization, at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Financing costs	$10,951	$10,630
Accumulated amortization	(3,749)	(1,030)

Financing costs, net	$7,202	$9,600

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. Balances, net of accumulated amortization, at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Leasing costs	$38,997	$38,759
Accumulated amortization	(5,820)	(2,496)

Leasing costs, net	$33,177	$36,263

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2008 and December 31, 2007, the fuel inventory was $1.4 million and $1.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Debt Obligations

Prior to the IPO, we entered into a debt agreement whose terms required certain additional costs and fees to be paid upon retirement of the debt. These additional costs and fees were accrued using the effective interest method and were recorded in interest expense. This debt was retired in August 2007.

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

Prepaid Rents

Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease Intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(3,171)	(1,022)

Lease contracts above market value, net	$19,929	$22,078

	September 30, 2008	December 31, 2007
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(11,006)	(3,623)

Lease contracts below market value, net	$40,894	$48,277

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of September 30, 2008 and December 31, 2007, no allowance was considered necessary.

Tenant leases generally contain provisions under which the tenants reimburse us for a portion of the property’s operating expenses and real estate taxes incurred by us. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred. Recoveries from tenants also include the property management fees that we earn from our tenants.

Other Revenue

Other revenue primarily consists of services provided to our tenants on an ad-hoc basis. Revenue is recognized on a completed contract basis. Costs of providing these services are in other expenses in the accompanying consolidated statements of operations.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2007. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We currently qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiary (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Although we expect to qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

We have elected to treat DF Technical Services LLC, a 100% owned subsidiary of our Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates.

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

Stock-based Compensation

We have awarded stock-based compensation to employees, contractors and members of our Board of Directors in the form of common stock and LTIP units. These awards are accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, which was effective January 1, 2006. We had no stock-based compensation awards outstanding prior to our IPO in October 2007. This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of LTIP units is based on the market value of our common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $0.2 million and $0 for the three months ended September 30, 2008 and 2007, respectively, and $0.9 million and $0 for the nine months September 30, 2008 and 2007, respectively.

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

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at September 30, 2008:

(dollars in thousands) Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,289	$—	$160,789
ACC3	Ashburn, VA	1,071	94,004	—	95,075
ACC4	Ashburn, VA	6,600	533,510	—	540,110
VA3	Reston, VA	10,000	173,205	—	183,205
VA4	Bristow, VA	6,800	140,619	—	147,419
CH1, Phase I	Elk Grove Village, IL	12,646	177,769	—	190,415

		39,617	1,277,396	—	1,317,013
Construction in progress and land held for development	(1)	—	—	328,003	328,003

		$39,617	$1,277,396	$328,003	$1,645,016

(1)	Properties located in Ashburn, VA (ACC5, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Leases

For the three and nine months ended September 30, 2008, two tenants accounted for 71% of our total revenue. As of September 30, 2008, these two tenants accounted for $0.1 million and $0.3 million of rents and other receivables, respectively. As of September 30, 2008, these two tenants also accounted for $10.4 million and $10.0 million of deferred rent, respectively. For the three and nine months ended September 30, 2007, these same two tenants accounted for 87% and 93%, respectively, of our total operating revenue. As of September 30, 2007, these two tenants accounted for less than $0.1 million and $0 of rents and other receivables, respectively. As of September 30, 2007, these two tenants also accounted for $7.4 million and $0.3 million of deferred rent, respectively. The Company does not hold security deposits from these tenants. The majority of tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

5. Debt

On August 7, 2007, the Company entered into a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a principal balance of $404.0 million was outstanding as of September 30, 2008. Based on a covenant specific to the borrowing base, the total amount available under the revolving credit facility is $244.0 million. The term loan and the revolving credit facility are secured by VA3, VA4, ACC2 and ACC3.

Upon consent of the lender, the revolving facility may be increased by up to $200.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the revolving credit facility, we anticipate that, among other things, we would need to add properties to the borrowing base and modify the pricing terms of the term loan and revolving facility. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to us paying an extension fee of $0.4 million and other customary conditions. The term loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

As of September 30, 2008, the interest rate on our term loan was LIBOR plus 1.50%, which we have effectively fixed at 6.497% through the use of an interest rate swap. At the Company’s option, the interest rate on the revolving credit facility can be based on LIBOR or KeyBank’s prime rate. The interest rate associated with the revolving facility was LIBOR plus 1.25% as of September 30, 2008.

Four of our operating properties–VA3, VA4, ACC2 and ACC3–comprise our current borrowing base with an aggregate book value of $587.9 million as of September 30, 2008, along with the assignments of rents and leases at these properties. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire or develop in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may be removed only with the approval of our lenders. In addition, the revolving facility and term loan contain customary covenants. As of September 30, 2008, we were in compliance with all covenants.

As part of the KeyBank financing, Safari repaid a mortgage loan on ACC3 totaling $125.2 million in the third quarter of 2007 and wrote off the remaining unamortized deferred financing cost balance of $1.4 million.

On December 20, 2007, Tarantula Ventures LLC, the owner of CH1, entered into a $148.9 million construction loan with KeyBank National Association relating to the refinancing of CH1, of which $129.3 million was outstanding at September 30, 2008. The loan bears interest at a variable interest rate equal to the sum of the one-month LIBOR plus 2.25%. At the Company’s option, the interest rate on the CH1 construction loan can be based on LIBOR or KeyBank’s prime rate. The loan matures on December 20, 2009 and can be extended for an additional 12 months subject to certain conditions including a debt service coverage ratio of 1.50 or greater and payment of an extension fee equal to $0.4 million (0.25% of the note amount). Currently, CH1 does not have a debt service coverage of 1.50 or greater and would need additional leasing to achieve this ratio. The loan is collateralized by the CH1 assets with an aggregate net book value of $212.6 million at September 30, 2008.

At September 30, 2008 and December 31, 2007, debt balances outstanding were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
KeyBank Credit Facility – $200,000 secured term loan, variable interest rate of LIBOR plus 1.50% (3.99% at September 30, 2008), matures August 2011, which has been effectively fixed at 6.497% through the use of an interest rate swap	$200,000	$200,000
CH1 construction loan, variable interest rate of LIBOR plus 2.25% (5.98% at September 30, 2008), matures December 2009	129,256	96,719
KeyBank Credit Facility – $244,000 senior secured revolving credit facility, variable interest rate of LIBOR plus 1.25% (4.50% at September 30, 2008), matures August 2010	204,000	—

	$533,256	$296,719

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

As of September 30, 2008, the cumulative reduction in fair value of the interest rate swap of $7.8 million was recognized as a liability and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness.

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management.

7. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007:

•

DFD Technical Services LLC (DFTS), which is owned by our Executive Chairman and our President and CEO, was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $0.6 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.

•

DuPont Fabros Development LLC (DFD), which is owned by our Executive Chairman and our President and CEO, earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.2 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.

•

Bookkeeping fees incurred with DFD totaled less than $0.1 million and less than $0.1 million for the three and nine months ended September 30, 2007, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

•

DFD was reimbursed for salaries and overhead expenses related to operation management totaling $0.3 million and $0.5 million for the three and nine months ended September 30, 2007, respectively. These fees are included in property operating costs in the accompanying consolidated statements of operations.

Following the closing of the IPO, we pay rent for our headquarters building to an affiliate of our Executive Chairman and President and CEO. Rent expense for the three and nine months ended September 30, 2008 was less than $0.1 million and $0.3 million, respectively.

In addition, prepaid expenses and other assets includes amounts due to DFD and affiliates of less than $0.1 million and due from DFD and affiliates of $0.2 million at September 30, 2008 and December 31, 2007, respectively.

Related party payables are due on demand without interest.

8. Commitments and Contingencies

As of September 30, 2008, we had contracts with Holder Construction Group, LLC (“Holder”) to construct Phase I of each of ACC5, NJ1 and SC1 for amounts not to exceed $173.1 million, $226.9 million and $257.5 million, respectively. As of September 30, 2008, costs incurred under these contracts were $117.3 million, $98.9 million and $25.3 million, respectively. Subsequent to September 30, 2008, we temporarily suspended construction at Phase I of SC1. In order to fulfill our contract obligations at the time of suspension, funds of approximately $60 million to $70 million are due to Holder for time incurred and equipment on order and will be paid over several months.

We plan to fund a portion of the remaining construction costs for our development projects through the use of the $40 million remaining on our line of credit, the approximately $96 million in proceeds received from the new term loan secured by ACC4 (see Note 14) and a portion of the $35 million in cash and cash equivalents on our consolidated balance sheet as of September 30, 2008. We are currently in negotiations with various lenders for the estimated remaining $150 million of funds. There is no guarantee that we will be successful in obtaining these funds on favorable terms or at all, and if we do not obtain these funds, construction of our development projects will be suspended.

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, ACC4, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain as of December 31, 2007 was approximately $670 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

9. Minority Interests

Minority interests relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common stockholders. Minority interests are adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interests in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, and at September 30, 2008, minority interests owned 31,162,272 OP units, or approximately 46.8% of the Operating Partnership. Limited partners have the right to tender their OP units for redemption after October 23, 2008. The OP units can be exchanged for cash based on the fair market value of the Company’s common stock or at the election of the Company for shares of common stock which have been registered. The redemption value of our minority interests at September 30, 2008 was $475.2 million, based on the closing share price of $15.25 on September 30, 2008.

In addition, in 2007, the Company has issued 341,145 fully vested LTIP units to certain officers, employees, and consultants. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as OP units, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units will not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time, and thereafter receive all the rights of OP units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of September 30, 2008, parity with the OP units had not been achieved and the LTIP units could not be converted into OP units.

10. Stockholders’ Equity

On August 7, 2008, we declared a regular cash dividend for the third quarter of 2008 of $0.1875 per common share which was paid on October 10, 2008 to stockholders of record as of September 26, 2008. In addition, holders of OP units and LTIPs also received a distribution of $0.1875 per unit. We recorded a payable as of September 30, 2008 of $12.6 million for this dividend and distribution.

11. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of September 30, 2008, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 842,541 share equivalents had been issued leaving 4,125,254 shares available for future issuance.

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

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	53,270	$18.00
Vested	(71,429)	$21.00
Forfeited	—	N/A

Unvested balance at September 30, 2008	53,270	$18.00

As of September 30, 2008, total unearned compensation on restricted stock was $0.9 million and the weighted average vesting period was 1.6 years.

12. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended September 30, 2008	Nine Months ended September 30, 2008
Numerator:
Net income	$4,149	$15,629
Adjustments to minority interests	(3)	(9)

Numerator for basic earnings per share	4,146	15,620
Adjustments to minority interests	—	—

Numerator for diluted earnings per share	$4,146	$15,620

	Three Months ended September 30, 2008	Nine Months ended September 30, 2008
Denominator:
Weighted average shares	35,493,625	35,470,947
Unvested restricted stock	(57,605)	(46,948)

Denominator for basic income per share	35,436,020	35,423,999
Effect of dilutive securities	19,283	33

Denominator for diluted earnings per share – adjusted weighted average	35,455,303	35,424,032

13. Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Liabilities
Derivative financial instruments	$—	$7,795	$—	$7,795

14. Subsequent Event

On October 24, 2008 (the “Closing Date”), Grizzly Ventures LLC (the “Borrower”), a subsidiary of the Company, and the Operating Partnership, entered into a Credit Agreement relating to a $100 million term loan facility with KeyBank and certain other lending institutions that are parties thereto (the “Credit Agreement”). We have the option to increase the amount of the loan by up to an additional $150 million at any time during the eighteen-month period following the Closing Date, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other conditions are met. This term loan is secured by ACC4, which is owned by the Borrower. We currently intend to utilize the loan proceeds to fund the Company’s development of the first phases of ACC5 and NJ1 and for other general corporate purposes.

The Credit Agreement matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. Borrowings under the term loan will bear interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Borrower exercises the one-year extension option. We may elect to have borrowings bear interest at (i) KeyBank’s prime rate plus 200 basis points during the initial term of the loan or (ii) KeyBank’s prime rate plus 250 basis points during the additional one-year period if the Borrower exercises the one-year extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. The term loan requires quarterly installments of principal of $500,000 beginning on April 1, 2009, and may be prepaid in whole or in part without penalty any time after October 24, 2009, subject to the payment of certain LIBOR rate breakage fees.

The Credit Agreement requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the Credit Agreement) of the Company or Operating Partnership. In addition, the Credit Agreement requires that certain financial covenants are adhered to, including, without limitation, the following:

•	Borrower must maintain the following minimum debt service coverage ratios:

•	October 24, 2008 to March 31, 2009 — 1.15 to 1;

•	April 1, 2009 to March 31, 2010 — 1.50 to 1;

•	April 1, 2010 to October 24, 2011 — 1.75 to 1; and

•	October 24, 2011 to October 24, 2012 — 2 to 1 (to the extent that the Borrower exercises the one-year extension option).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or it subsidiaries after October 24, 2008) during the term of the loan.

The Operating Partnership and its subsidiaries’ investments in development projects (as defined in the Credit Agreement) is limited to $1 billion, provided that the Operating Partnership and its subsidiaries shall not at anytime have more than five development projects (as defined in the Credit Agreement) ongoing.

The Operating Partnership has guaranteed for the benefit of the lenders under the Credit Agreement the payment of $100.0 million of the principal amount of the term loan plus all outstanding interest, and is also liable for certain costs under the loan.

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

For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and the various other factors identified in other documents filed by us with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership, we hold a fee simple interest in six operating data centers – referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties that were under development as of September 30, 2008 – referred to as ACC5, NJ1 and SC1 – and land that may be used to develop two additional data centers – which would be referred to as ACC6 and ACC7. Subsequent to quarter-end, we temporarily suspended development on SC1. For more information regarding these properties, see notes 3 and 8 to the notes to consolidated financial statements.

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

In the future, we intend to continue our focus on the performance of our initial portfolio of operating properties, as well as our pursuit of growth through the build out and leasing up of our portfolio of development properties. Although our operating properties are located in Northern Virginia and suburban Chicago, Illinois, as we complete the expected build out of our development properties, including the development of a planned data center currently under construction in Piscataway, New Jersey, our portfolio of data centers will become more geographically diverse.

Due to the recent disruptions in the financial markets, our ability to obtain financing for development of our properties and for general corporate purposes has been negatively affected and may continue to be so affected for the foreseeable future. In fact, we had begun construction of SC1 in August 2008, but due to obtaining lower funding on ACC4 than anticipated (see Liquidity and Capital Resources for more details), we have temporarily suspended construction of SC1. When development costs are suspended, the capitalization of interest costs ceases which decreases our net income. Additionally, the suspension of development projects requires us to closely monitor the value of our development properties to ensure that there are not any non-cash impairments.

Our Properties

Stabilized Operating Properties

The following table presents an overview of our five stabilized (either 85% or more leased or open for eighteen months or greater) operating properties based on information as of October 1, 2008:

Property	Property Location	Year Built/ Renovated		Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	% Leased (4)	Annualized Rent (in thousands) (5)(6)	Annualized Management Fee Recoveries (in thousands) (7)
VA3	Reston, VA	2003	(8)	256,000	144,901	13.0	100%	$8,579	$713
VA4	Bristow, VA	2005	(8)	230,000	90,000	9.6	100%	$16,095	$1,149
ACC2	Ashburn, VA	2001/2005		87,000	53,397	10.4	100%	$11,154	$766
ACC3	Ashburn, VA	2001/2006		147,000	79,600	13.0	100%	$18,076	$1,202
ACC4	Ashburn, VA	2007		307,000	171,300	36.4	87.5%	$45,514	$2,717

Totals				1,027,000	539,198	82.4	94.5%	$99,418	$6,547

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(4)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease as of October 1, 2008.
(5)	Annualized rent is presented for leases executed as of October 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the date of the most recent amendment to a lease agreement, or from the later of the original date of an agreement if not amended or the acquisition date of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to October 1, 2008. Annualized rent excludes the amortization of above and below market leases. On an annualized basis this amortization will increase revenue by $7.0 million.

(6)	Annualized base rent on a cash basis is $81.6 million per leases executed as of October 1, 2008, without giving effect to any future contractual rent increases. Annualized base rent on a cash basis for the 2009 calendar year is $89.2 million assuming no additional leasing or changes to existing leases.
(7)	Annualized management fee recoveries for all leases commenced as of October 1, 2008, as determined from the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended, consists of our property management fee, which is a variable fee that our tenants pay in exchange for receiving property management services from us, including general maintenance, operations and administration of each facility. This fee is equal to approximately 5.0% of the sum of (i) base rent, (ii) other rents (including, as applicable, office, storage, parking and cage space) and (iii) estimated recoverable operating expenses allocable to each tenant over the term of the lease other than direct electric, which we define as the cost of the critical and essential load used by a tenant to power and cool its servers. For the purposes of calculating annualized management fee recoveries with respect to each property, we have annualized the property operating expenses for the nine months ended September 30, 2008.
(8)	Acquired as a fully-developed property.

Development Projects

The following table presents an overview of our development properties, based on information as of September 30, 2008. Other than ACC7, we intend to develop each of these facilities in two phases in terms of the critical load to be made available in each phase. Due to its smaller size, we plan to develop ACC7 in a single phase. As noted in the table below, we have 223.6 MW of critical load in our development pipeline. We cannot guarantee that we will be able to develop these properties in accordance with the schedules, cost estimates and specifications set forth below, or at all:

Property	Property Location	Gross Building Area(1)	Raised Square Feet(2)	Critical Load MW(3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Expected Completion Date
Projects Under Development

ACC5 Phase I	Ashburn, VA	150,000	85,600	18.2	$155,000 - $165,000	$107,839	1Q 2009
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	88,367	3Q 2009

		300,000	171,200	36.4	$355,000 - $380,000	196,206

Future Development Projects

CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*		*
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	*		*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*		*
SC1 Phase I/II	Santa Clara, CA (6)	300,000	171,200	36.4	*		*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*		*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*		*
ACC7	Ashburn, VA	100,000	50,000	10.4	*		*

		1,440,000	808,517	169.0		131,797

Subtotal		1,740,000	979,717	205.4		328,003

Completed not Stabilized

CH1 Phase I	Elk Grove Village, IL	285,000	121,223	18.2		190,415

Total		2,025,000	1,100,940	223.6		$518,418

*	Development costs and completion dates have not yet been estimated.
(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load. Estimated critical loads for ACC5, SC1, NJ1 and SC2 are based generally on our present intention to employ designs for these facilities similar to our ACC4 prototype. The estimated critical loads for ACC6 and ACC7 are expected to be lower due to constraints imposed on us by the size of the properties.

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable.
(5)	This is the amount capitalized as of September 30, 2008.
(6)	Construction of this property will be temporarily suspended in Q4 2008. As of September 30, 2008, our remaining commitments were approximately $60 million to $70 million.

Tenant Diversification

As of October 1, 2008, our portfolio was leased to 13 data center tenants, many of which are nationally recognized firms in the technology industry. As of October 1, 2008, our two largest tenants, Microsoft and Yahoo!, accounted for 69% of our annualized rent.

Lease Distribution

The following table sets forth information relating to the distribution of leases for VA3, VA4, ACC2, ACC3 and ACC4 based on critical load, in terms of kilowatts or kW, under lease as of October 1, 2008.

kW of Critical Load Under Lease(1)	No of Leases	% of All Leases	Total kW Under Lease	% of Portfolio Leased kW	Annualized Rent (in thousands)(2)	% of Portfolio Annualized Rent
Available
1,300 or less	6	37.5%	5,361	6.9%	$7,006	7.0%
1,301 - 2,600	2	12.5%	4,550	5.8%	6,921	7.0%
2,601 - 5,200	2	12.5%	8,612	11.1%	7,235	7.3%
5,201 - 10,400	4	25.0%	32,675	42.0%	41,734	42.0%
Greater than 10,400	2	12.5%	26,650	34.2%	36,522	36.7%

Portfolio Total	16	100%	77,848	100%	$99,418	100%

(1)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenants’ servers, which we refer to as essential load.
(2)	Annualized rent is presented for leases that have been executed as of October 1, 2008 on a straight-lined basis over the non-cancellable terms of the respective leases beginning from the later of the date of the most recent amendment to a lease agreement, or from the original date of an agreement if not amended or the acquisition of the property holding the lease. Annualized rent includes base rent and other rents (including, as applicable, office, storage, parking and cage space) and all historical and future contractual increases to such rents, including any increases that are scheduled to occur subsequent to October 1, 2008.

Lease Expirations

The following table sets forth a summary schedule of our Stabilized Operating Properties’ lease expirations and the corresponding effects in terms of both raised square feet and critical load for each of the ten full calendar years as of October 1, 2008. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Property	Number of Leases Expiring (1)	Raised Square Feet Expiring (2)	% of Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Rent
2009	VA3	1	27,268	5.2%	2,600	3.3%	1.2%
2010	VA3	1	66,661	12.9%	5,688	7.3%	4.1%
2011	VA3	1	14,320	2.7%	1,300	1.7%	1.0%
2012	VA4	1	15,000	2.9%	1,600	2.1%	2.6%
2013	VA3	1	26,943	5.2%	2,600	3.3%	1.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.6%
2014	VA3	1	9,709	1.9%	813	1.0%	0.8%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
	ACC4	1	2,700	0.5%	569	0.7%	0.8%
2015	ACC2	1	53,397	10.3%	10,400	13.4%	11.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
2016	ACC3	1	39,800	7.7%	6,500	8.3%	9.5%
	VA4	1	15,000	2.9%	1,600	2.1%	2.8%
2017	ACC3	1	23,600	4.6%	3,900	5.0%	5.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.8%
	ACC4	3	32,200	6.2%	6,824	8.7%	9.7%
After 2017	ACC3/ACC4	8	131,625	25.4%	27,054	34.7%	38.8%

Total		26	518,223	100%	77,848	100%	100%

(1)	The Company has 16 leases with 13 different tenants. Several of these leases have staggered expiration dates which yields 26 different lease schedules.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	One megawatt is equal to 1,000 kW.

Results of Operations

Since our formation on March 2, 2007 until the IPO on October 24, 2007, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our Company. Prior to October 24, 2007, operating results are presented for our Predecessor, which is ACC3 only prior to August 7, 2007 and includes ACC3, ACC2, VA3, VA4 and CH1 subsequent to August 6, 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operating Revenue. Operating revenue for the three months ended September 30, 2008 was $42.9 million. This includes base rent of $26.1 million, tenant recoveries of $15.9 million, which includes our property management fee, and other revenue of $0.9 million, primarily from projects for our tenants performed by our TRS. This compares to revenue of $16.9 million for the three months ended September 30, 2007. The increase of $26.0 million is due to revenue recognized in the third quarter of 2007 relating only to ACC3 for the complete quarter and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 were $31.6 million. This compares to operating expenses of $11.0 million for the three months ended September 30, 2007. The increase of $20.6 million is primarily the result of expenses incurred in the third quarter of 2007 relating only to ACC3 for the complete quarter and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007. A portion of the increase is also due to placing Phase I of CH1 in service in August 2008 which resulted in operating expenses of $1.5 million for the three months ended September 30, 2008.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2008 was $3.5 million. This compares to interest expense of $8.1 million for the three months ended September 30, 2007. Total interest incurred for the three months ended September 30, 2008 was $7.0 million, of which $3.5 million was capitalized for the development projects of CH1, NJ1, SC1 and ACC5. The increase in total interest as compared to prior year is due to the prior year only including ACC3 for the complete quarter and ACC2, VA3, VA4 and CH1 for the period subsequent to August 6, 2007. Also, with Phase I of CH1 being placed in service in August 2008, interest capitalization on this project ceased.

Net Income. Net income for the three months ended September 30, 2008 was $4.1 million. This compares to a net loss of $2.1 million for the three months ended September 30, 2007. The increase of $6.2 million in net income is due to net income in the third quarter of 2007 being only for ACC3 for the complete quarter and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007. Additionally at the time of our IPO, the Company’s debt was reduced which lowered interest expense. This was partially offset by the $1.5 million of operating expenses at CH1 and by the allocation of $3.7 million of the third quarter 2008 income to minority interests.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operating Revenue. Operating revenue for the nine months ended September 30, 2008 was $126.1 million. This includes base rent of $77.8 million, tenant recoveries of $41.8 million, which includes our property management fee, and other revenue of $6.5 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $29.4 million for the nine months ended September 30, 2007. The increase of $96.7 million is due to revenue recognized for the nine months ended September 30, 2007 relating only to ACC3 for the complete nine months and ACC2, VA3, and VA4 for the period subsequent to August 6, 2007.

Operating Expenses. Operating expenses for the nine months ended September 30, 2008 were $89.1 million. This compares to operating expenses of $16.8 million for the nine months ended September 30, 2007. The increase of $72.3 million is primarily the result of expenses incurred for the nine months ended September 30, 2007 relating only to ACC3 for the complete nine months and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007. A portion of the increase is due to placing Phase I of CH1 in service in August 2008 which resulted in operating expenses of $1.5 million in the third quarter of 2008.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2008 was $7.6 million. This compares to interest expense of $13.9 million for the nine months ended September 30, 2007. Total interest incurred for the nine months ended September 30, 2008 was $19.2 million, of which $11.6 million was capitalized for the development projects of CH1, NJ1, SC1 and ACC5. The increase in total interest as compared to prior year is due to the prior year only including ACC3 for the complete nine months and ACC2, VA3, VA4 and CH1 for the period subsequent to August 6, 2007.

Net Income. Net income for the nine months ended September 30, 2008 was $15.6 million. This compares to a net loss of $1.0 million for the nine months ended September 30, 2007. The increase of $16.6 million in net income is due to net income for the nine months ended September 30, 2007 being only for ACC3 for the complete nine months and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007. Additionally at the time of our IPO, our debt was reduced which lowered interest expense. This was partially offset by the $1.5 million of operating expenses at CH1 in the third quarter of 2008 and by the allocation of $13.9 million of income to minority interests for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The development and construction of wholesale datacenters is capital intensive. This development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to realize revenue. In addition, we elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007 and are required to distribute at least 90% of our taxable income to our stockholders on an annualized basis.

We expect to meet our datacenter development needs through secured borrowings, mezzanine financings, construction financings and the issuance of additional debt and equity securities when market conditions permit. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the additional funds necessary to complete these projects and, in turn, the amount of additional capital that we would need to raise. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

As of September 30, 2008, we had contracts with a general contractor to construct Phase I of ACC5, NJ1 and SC1. On October 27, 2008, we announced the temporary suspension of construction at SC1 due to the fact that we obtained lower than anticipated funding from the term loan secured by ACC4 described below. To complete Phase I of ACC5 and NJ1 and the Phase II shells for those projects, including committed costs at SC1, the estimated amount of construction to be funded is approximately $300 million, of which we need approximately $150 million of additional new capital.

We plan to fund a portion of the remaining construction costs for our development projects through the use of the $40 million remaining on our line of credit, the approximately $96 million in proceeds received from the new term loan secured by ACC4 described below and a portion of the $35 million in cash and cash equivalents on our consolidated balance sheet as of September 30, 2008. We are currently in negotiations with various lenders for the estimated remaining $150 million of funds. There is no guarantee that we will be successful in obtaining these funds on favorable terms or at all, and if we do not obtain these funds, construction of our development projects will need to be suspended.

In light of the challenging environment for obtaining financings and in an effort to improve our liquidity position, we are suspending dividend payments for the remainder of 2008. We have already met our REIT distribution requirement to pay out 90% of our taxable income for 2008.

KeyBank Credit Facility

On August 7, 2007, the Company entered into a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (together the “KeyBank Credit Facility”), of which a principal balance of $404.0 million was outstanding as of September 30, 2008. Based on a covenant specific to the borrowing base, the total amount available under the revolving credit facility is $244.0 million.

Upon consent of the lender, the revolving facility may be increased by up to $200.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the revolving credit facility, we anticipate that, among other things, we would need to add properties to the borrowing base and modify the pricing terms of the term loan and revolving facility. The revolving facility matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to us paying an extension fee of $0.4 million and other customary conditions. The term loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

As of September 30, 2008, the interest rate on our term loan was LIBOR plus 1.50%, or 3.99%, although we have effectively fixed the interest rate at 6.497% through the use of an interest rate swap. At the Company’s option, the interest rate on the revolving credit facility can be based on LIBOR or KeyBank’s prime rate. As of September 30, 2008, the interest rate associated with the revolving facility was LIBOR plus 1.25%, or 4.50%. Future interest rates on the revolving facility will depend on our applicable leverage ratio, which is defined by our credit agreement as the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

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

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in merger and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of the net proceeds of the IPO plus 75% of the sum of (a) any additional offering proceeds occurring after the IPO and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of September 30, 2008, we were in compliance with all covenants in this credit agreement.

On August 15, 2007, we entered into a $200.0 million interest rate swap with KeyBank National Association to manage the interest rate risk associated with a portion of the principal amount outstanding under our credit agreement effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of September 30, 2008, the cumulative reduction in the fair value of the interest rate swap of $7.8 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

CH1 Mortgage

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 is currently pledged as collateral. As of September 30, 2008, amounts outstanding under this loan totaled $129.3 million. At the Company’s option, the interest rate on the loan can be based on LIBOR or KeyBank’s prime rate. As of September 30, 2008, the interest rate on our term loan was LIBOR plus 2.25%, or 5.98%, and currently requires interest-only payments. This loan matures on December 20, 2009, with a one-time option to extend the maturity for a period of 12 months subject to customary conditions including a debt service coverage ratio of 1.50 or greater. Currently, CH1 does not have a debt service coverage of 1.50 or greater and would need additional leasing to achieve this ratio. Prepayment is permitted subject to payment of certain breakage costs incurred by the lender.

The loan includes certain customary covenants, including without limitation, maintaining insurance on the property, payment of taxes and providing financial reports. The loan also provides for customary events of default, including failure to pay a sum due, the occurrence of a material adverse effect to CH1, borrower or the Operating Partnership, and the occurrence of a change of control. Upon the occurrence of an event of default under the loan, the lender may accelerate the obligation and declare amounts outstanding to be immediately due and payable, may withhold disbursements and may take possession of the property. As of September 30, 2008, we were in compliance with all applicable covenants related to this loan.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008, including the maturities and scheduled principal repayments of our term loan, revolver and CH1 mortgage (in thousands):

Obligation(1)	2008	2009	2010-2011	2012-2013	Thereafter	Total
Long-term debt obligations(2)	$7,884	$160,535	$431,056	$—	$—	$599,475
Operating leases	91	288	206	219	81	885
Construction contracts (3)	145,000	155,000	—	—	—	300,000

Total	$152,975	$315,823	$431,262	$219	$81	$900,360

(1)	In October 2008, we entered into a term loan on ACC4 for $100.0 million with interest at LIBOR plus 3.50%.
(2)	These amounts include obligations for payment of both principal and interest. All interest on our debt is variable rate with the exception of our term loan which is fixed at 6.497% through an interest rate swap. For purposes of this table, we have used the September 30, 2008 LIBOR rate of 3.9265% for the variable rate debt, and have not assumed any loan extensions. The CH1 mortgage and the revolver have extension options of one year assuming payment of extension fees and meeting certain covenants.
(3)	As of September 30, 2008, we had contracts with our general contractor to construct Phase I of ACC5, NJ1 and SC1. The amounts above are estimates which include the impact of the temporary suspension of SC1 and its estimated remaining commitment of approximately $60 million to $70 million.

Off-Balance Sheet Arrangements

As September 30, 2008, we did not have any off-balance sheet arrangements.

Discussion of Cash Flows

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net cash provided by operating activities increased by $50.9 million to $51.6 million for the nine months ended September 30, 2008, as compared to $0.7 million for the year ago period. This increase is due to operations for the nine months ended September 30, 2007 being only for ACC3 for the complete nine months and ACC2, VA3 and VA4 for the period subsequent to August 6, 2007.

Net cash used in investing activities decreased by $37.9 million to $229.1 million for the nine months ended September 30, 2008 compared to $267.0 million for the year ago period. Cash used in investing for the nine months ended September 30, 2008 primarily consisted of expenditures for the Company’s projects under development. For the nine months ended September 30, 2007, cash used in investing activities primarily consisted of capital expenditures at ACC3 for the complete nine months, and subsequent to August 6, 2007, the acquisition of ACC2, VA3, VA4 and CH1 and expenditures for the construction of CH1.

Net cash provided by financing activities decreased by $83.2 million to $200.9 million for the nine months ended September 30, 2008 compared to $284.1 million for the year ago period. Cash provided by financing activities for the nine months ended September 30, 2008 primarily consisted of $236.5 million of proceeds from the KeyBank Credit Facility and the CH1 mortgage, partially offset by the payment of $35.2 million of dividends and distributions. For the nine months ended September 30, 2007, cash provided by financing activities consisted of borrowings under the KeyBank Debt of $433.2 million and borrowings by ACC3 and CH1 of $13.6 million. A portion of the proceeds from the KeyBank Debt was partially used to pay off the mortgage loan at ACC3 of $125.2 million. In connection with obtaining the KeyBank Credit Facility, we expended $8.3 million of various fees and costs. Also, we repaid $14.2 million of borrowings from affiliates, prior to the merger our Predecessor distributed $9.8 million to members of ACC3, and subsequently distributed $5.1 million to members of our Predecessor.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income (loss) or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

	DuPont Fabros Technology, Inc.	The Predecessor	DuPont Fabros Technology, Inc.	The Predecessor
	Quarter ended September 30, 2008	Quarter ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net income (loss)	$4,149	$(2,053)	$15,629	$(1,004)
Minority interests in operating partnership	3,732	—	13,935	—
Depreciation and amortization	13,038	4,549	37,116	6,729
Less: Non-real estate depreciation and amortization	(40)	—	(174)	—

FFO	$20,879	$2,496	$66,506	$5,725

Related Party Transactions

Leasing Arrangements

As of September 30, 2008, we leased approximately 9,337 square feet of office space at 1212 New York Avenue, NW in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and CEO. The leased space is comprised of the original space of 6,757 square feet and an additional expansion space of 2,580 square feet (effective February 1, 2008). Under the terms of the lease for the original 6,757 square feet, we are required to pay $22,181 in rent per month until the end of the lease in addition to our pro rata share of any increase in real estate taxes over the base year. The lease relating to the original space expires on September 17, 2009; however, we have four options to renew for periods of five years each. Under the lease terms for the additional expansion space of 2,580 square feet, which is under lease until September 2014, we are required to pay an additional $7,993 per month in rent, which escalates 3% per annum. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s-length transaction for comparable space elsewhere in Washington, D.C.

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

Subsequent Event

On October 24, 2008 (the “Closing Date”), Grizzly Ventures LLC (the “Borrower”), a subsidiary of the Company, and Operating Partnership, entered into a Credit Agreement relating to a $100 million term loan facility with KeyBank and certain other lending institutions that are parties thereto (the “Credit Agreement”). We have the option to increase the amount of the loan by up to an additional $150 million at any time during the eighteen-month period following the Closing Date, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other conditions are met. This term loan is secured by ACC4, which is owned by the Borrower. We currently intend to utilize the loan proceeds to fund the Company’s development of the first phases of ACC5 and NJ1 and for other general corporate purposes.

The Credit Agreement matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. Borrowings under the term loan will bear interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Borrower exercises the one-year extension option. We may elect to have borrowings bear interest at (i) KeyBank’s prime rate plus 200 basis points during the initial term of the loan or (ii) KeyBank’s prime rate plus 250 basis points during the additional one-year period if the Borrower exercises the one-year extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. The term loan requires quarterly principal installment payments of $500,000 beginning on April 1, 2009, and may be prepaid in whole or in part without penalty at any time after October 24, 2009, subject to the payment of certain LIBOR rate breakage fees.

The Credit Agreement requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the Credit Agreement) of the Company or the Operating Partnership. In addition, the Credit Agreement requires that certain financial covenants are adhered to, including, without limitation, the following:

•	Borrower must maintain the following minimum debt service coverage ratios:

•	October 24, 2008 to March 31, 2009 — 1.15 to 1;

•	April 1, 2009 to March 31, 2010 — 1.50 to 1;

•	April 1, 2010 to October 24, 2011 — 1.75 to 1; and

•	October 24, 2011 to October 24, 2012 — 2 to 1 (to the extent that the Borrower exercises the one-year extension option).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or it subsidiaries after October 24, 2008) during the term of the loan.

The Operating Partnership and its subsidiaries’ investments in development projects (as defined in the Credit Agreement) is limited to $1 billion, provided that the Operating Partnership and its subsidiaries shall not at anytime have more than five development projects (as defined in the Credit Agreement) ongoing.

The Operating Partnership has guaranteed for the benefit of the lenders of the Credit Agreement the payment of $100.0 million of the principal amount of the term loan plus all outstanding interest, and is also liable for certain costs under the loan.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Recent disruptions in the financial markets have negatively affected our ability to obtain financing, and may negatively affect, our ongoing efforts to secure additional financing for development of our properties and other purposes on reasonable terms and have other adverse effects on us.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets have negatively impacted, and may negatively affect, our ongoing efforts to secure additional financing for development of our properties and other purposes at reasonable terms, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. The disruptions in the financial markets have had a material adverse effect on our liquidity, growth prospects and business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended September 30, 2008, one of our employees was deemed to have surrendered shares of our common stock to satisfy his withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes this repurchase:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
July 1, 2008 through July 31, 2008	11,846	$16.91	N/A	N/A

August 1, 2008 through August 31, 2008	—	—	N/A	N/A

September 1, 2008 through September 30, 2008	—	—	N/A	N/A

Total during Third Quarter Ended September 30, 2008	11,846	$16.91	N/A	N/A

(a)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by an employee of ours to satisfy his withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the average trading price of our common stock as of the date of the determination of the withholding tax amounts relating to the vesting of shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748) (the “October 30, 2008 Form 8-K”)).

10.2	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the October 30, 2008 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: November 6, 2008	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748) (the “October 30, 2008 Form 8-K”)).

10.2	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the October 30, 2008 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.