Form 10-K
period 2008-12-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-02-27
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant was $654.0 million as of June 30, 2008.

As of February 24, 2009, there were 39,435,186 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders scheduled for May 19, 2009 to be filed with the Securities and Exchange Commission by no later than April 30, 2009, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our markets or the technology industry;

•	general and local economic conditions;

•	defaults on or non-renewal of leases by tenants, including two of our tenants that account for 67.2% of our annualized base rent as of January 1, 2009;

•

failure to obtain necessary new outside financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that cover our existing debt;

•	failure to successfully complete or delays in completing our development properties;

•	failure to successfully operate stabilized properties and/or lease-up the completed but not yet stabilized properties;

•	decreased rental rates or increased vacancy rates;

•	increased interest rates and operating costs;

•	our failure to qualify and maintain our qualifications as a REIT;

•	possible adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	continued and prolonged economic recession;

•	changes in real estate and zoning laws; and

•	increases in real property tax rates.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance including factors and risks included in other sections of this report. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS

The Company

DuPont Fabros Technology, Inc. (the “Company”) was incorporated in March 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DuPont Fabros Technology, Inc. is the sole general partner of DuPont Fabros Technology, L.P. (“Operating Partnership” or “OP”), and as of December 31, 2008, owned approximately 53% of the partnership interests in the Operating Partnership. We are organized so as to qualify, and have elected to be taxed, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”).

Through our operating subsidiaries, we own, develop, operate and manage wholesale data centers that are highly specialized, secure facilities used primarily by national and international technology companies to house, power and cool the computer servers that support many of their most critical business processes. We also conduct certain activities through our taxable REIT subsidiary (“TRS”), DF Technical Services LLC, which is wholly-owned by the Operating Partnership.

For the year ended December 31, 2008, we generated $173.7 million of total revenues and $19.1 million in net income. As of December 31, 2008, we had total assets of $1.86 billion.

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.”

Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” mean DuPont Fabros Technology, Inc. and its subsidiaries.

Our Initial Public Offering and Formation

On October 24, 2007, we completed the initial public offering of our common stock (the “IPO”), which yielded the sale of 35,075,000 shares of common stock and resulted in proceeds to our Company, net of underwriting discounts, commissions, financial advisory fees and other offering costs, of $676.9 million. We had no significant operations prior to October 24, 2007, when we completed the IPO and a number of formation transactions.

We contributed the proceeds of our IPO to the Operating Partnership in exchange for a number of units of limited partnership interest of the Operating Partnership (“OP units”) equal to the number of common shares sold in the IPO.

In connection with the IPO, we completed a series of formation transactions with entities affiliated with our Executive Chairman and President and Chief Executive Officer and certain of our directors. As part of these formation transactions, we issued an aggregate of 31,162,272 OP units and paid $378.6 million in cash (which included $274.0 million of cash used to retire the debt and fund other obligations) in exchange for the following:

•	four stabilized data centers located in Northern Virginia;

•	two data centers under development, one in Northern Virginia (which was completed in October 2007) and one in suburban Chicago (which was completed in August 2008);

•	undeveloped land in Northern Virginia and Piscataway, New Jersey; and

•	a contract to acquire land in Santa Clara, California, which we acquired in December 2007.

•	management, development, leasing, asset management and technical services agreements and arrangements for these properties.

Our Business

We are a leading owner, developer, operator and manager of large-scale data center facilities leased to tenants under long-term leases—commonly referred to as “wholesale data centers.” Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases.

We believe our data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world’s largest technology companies. Our data center located in Northern Virginia and known as ACC4 is our prototype for future ground-up developments due to its enhanced power capacity and flexible design, which enables us to accommodate both smaller and larger tenants in a single facility. ACC4 is capable of providing tenants with a total of 36.4 megawatts, or MW, of power, which we refer to as critical load, or IT load. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by our tenants to operate their computer servers. Because we believe that critical load is the primary factor that tenants evaluate in choosing a data center, we generally establish our rents based on the amount of power that we make available to our tenants, rather than the amount of space that they occupy. Accordingly, where we discuss our operations in terms of raised square footage, which we consider to be the net rentable square footage of each of our facilities, we generally also provide a corresponding discussion of critical load, which is one of the primary metrics that we use to manage our business.

We provide property management, development, asset management and technical services to the tenants of our operating properties. By combining our properties with these core operating functions, we believe we are well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

We intend to continue our focus on the performance of our six operating properties, as well as our pursuit of growth through the build-out and lease-up of our development properties. Our current operating properties are located in Northern Virginia and suburban Chicago, Illinois, and as we complete the build-out of planned data centers in Piscataway, New Jersey and Santa Clara, California, our portfolio of data centers will become more geographically diverse in the future.

Our Business and Growth Strategies

Our primary business objectives are to maximize cash flow per share and returns to our stockholders through the prudent management of a balanced portfolio of operating and development properties. Our business strategies to achieve these objectives are:

•

Maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. We maximize our cash flows under these leases by including a monthly base rent obligation, a property management fee to compensate us for the management of our properties, and a “triple net” structure, which obligates our tenants to reimburse us for the costs that we incur to operate the data center, including the cost of electricity used by tenants to power their computer equipment and the pro rata share of most other operating expenses, such as real estate taxes and insurance. Our leases include annual increases of base rent—either based on the consumer price index or a flat rate of about 3.0%.

•

Build-out our current development pipeline. Development of new data center properties is the primary means by which we plan to increase our revenues and cash flows from operations. In 2008, we commenced development of data centers at three locations—Phase I of our ACC5 data center in Northern Virginia, Phase I of our NJ1 data center in Piscataway, New Jersey and Phase I of our SC1 data center in Santa Clara, California. When completed, each of these initial phases will have available critical load of 18.2 megawatts (“MW”) for a total of 54.6 MW of critical load. In the fourth quarter of 2008, we suspended development at each of these properties, as we were not able to obtain adequate financing to complete their construction. In the first quarter of 2009, we obtained sufficient financing to allow us to complete construction of ACC5 Phase I. We have resumed development at that site, and expect to complete construction in the third quarter 2009. We continue to seek pre-leasing and additional financing to resume development at NJ1 and SC1, but there can be no assurance that we can obtain financing on satisfactory terms, or at all.

•

Expand and diversify tenant base. Our existing tenant base consists primarily of large technology companies, and three of our stabilized data center properties are leased by our two largest tenants under long-term leases. We seek to expand and diversify our tenant base by marketing our remaining available vacancy at our existing properties and new space at our development properties to other Internet companies, enterprise companies, large financial services companies and government agencies, which demand data center space in smaller quantities—generally 10 MW or less—than large technology companies. We believe that our wholesale data center model offers such enterprise companies a number of important advantages compared to a typical collocation facility, including the ability to realize economies of scale (such as bulk-priced power contracts) by sharing the facility with larger users, while at the same time enjoying tightly controlled access to their own dedicated computer room. Our triple-net lease terms also enable enterprise tenants to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). We have attracted these types of companies to our ACC4 and CH1 data center properties, as well as to our ACC5 data property currently under development. We will continue to market our properties to both large technology and enterprise companies.

Our Properties

Stabilized Operating Properties

The following table presents a summary of our five stabilized operating properties as of December 31, 2008:

Stabilized Operating Properties

As of December 31, 2008

Property (1)	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	Annualized Base Rent (in thousands) (6)
VA3	Reston, VA	2003	256,000	144,901	13.0	100%	$8,333
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	$16,095
ACC2	Ashburn, VA	2001/2005	87,000	53,397	10.4	100%	$11,154
ACC3	Ashburn, VA	2001/2006	147,000	79,600	13.0	100%	$18,076
ACC4	Ashburn, VA	2007	307,000	171,300	36.4	87.5%	$45,514

Totals			1,027,000	539,198	82.4	94.5%	$99,172

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. As of February 11, 2009, we have executed one additional lease at ACC4, increasing the percentage leased for ACC4 to 93.8% and percentage leased for the stabilized operating properties to 97.3%.

(6)	Annualized base rent on a straight-lined basis for leases executed and/or amended as of January 1, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Annualized base rent on a cash basis for the 2009 calendar year is $89.5 million assuming no additional leasing or changes to existing leases.

Tenant Diversification

As of January 1, 2009, our portfolio was leased to thirteen data center tenants, many of which are nationally recognized firms in the technology industry. As of January 1, 2009, our two largest tenants, Microsoft and Yahoo!, accounted for 67.2% of our annualized base rent.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our stabilized operating properties for each of the ten full calendar years beginning January 1, 2009. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Property	Number of Leases Expiring (1)	Raised Square Feet Expiring (2)	% of Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Rent
2009	VA3	1	27,268	5.2%	2,600	3.3%	1.2%
2010	VA3	1	66,661	12.9%	5,688	7.3%	4.1%
2011	VA3	1	14,320	2.7%	1,300	1.7%	1.0%
2012	VA4	1	15,000	2.9%	1,600	2.1%	2.6%
2013	VA3	1	26,943	5.2%	2,600	3.3%	1.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.6%
2014	VA3	1	9,709	1.9%	813	1.0%	0.8%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
	ACC4	1	2,700	0.5%	569	0.7%	0.8%
2015	ACC2	1	53,397	10.3%	10,400	13.4%	11.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.7%
2016	ACC3	1	39,800	7.7%	6,500	8.3%	9.5%
	VA4	1	15,000	2.9%	1,600	2.1%	2.8%
2017	ACC3	1	23,600	4.6%	3,900	5.0%	5.3%
	VA4	1	15,000	2.9%	1,600	2.1%	2.8%
	ACC4	3	32,200	6.2%	6,824	8.7%	9.7%
2018	ACC3	1	16,200	3.1%	2,600	3.3%	3.5%
	ACC4	3	59,100	11.4%	12,513	16.1%	18.0%
After 2018	ACC3/ACC4	4	56,325	10.9%	11,941	15.3%	17.3%

Total		26	518,223	100%	77,848	100%	100%

(1)	The stabilized operating properties have 13 tenants with 16 separate leases and 26 different lease expiration dates.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	One megawatt is equal to 1,000 kW.

Lease Distribution

The following table sets forth information relating to the distribution of leases of each of our stabilized operating properties based on critical load, in terms of kilowatts or kW, under lease as of December 31, 2008:

kW of Critical Load Under Lease (1)	No of Leases	% of All Leases	Total kW Under Lease	% of Portfolio Leased kW	Annualized Base Rent (in thousands) (2)	% of Portfolio Annualized Rent (2)
Available
1,300 or less	6	37.5%	5,524	7.1%	$7,006	7.1%
1,301-2,600	2	12.5%	4,550	5.8%	6,921	7.0%
2,601-5,200	2	12.5%	8,612	11.1%	7,235	7.3%
5,201-10,400	4	25.0%	32,512	41.8%	41,488	41.8%
Greater than 10,400	2	12.5%	26,650	34.2%	36,522	36.8%

Portfolio Total	16	100%	77,848	100%	$99,172	100%

(1)	Critical load is that portion of each facility’s total load that is made available for the exclusive use by our tenants to operate their computer servers. In addition to critical load, each of our data centers is designed to provide sufficient additional power to cool our tenant’s servers, which we refer to as essential load.

(2)	Annualized base rent on a straight-lined basis for leases executed and/or amended as of January 1, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Annualized base rent on a cash basis for the 2009 calendar year is $89.5 million assuming no additional leasing or changes to existing leases.

Development Projects

We own fee simple title to all land at our development projects. Our development projects include one complete data center—Phase I of CH1 in Elk Grove Village, Illinois—that is not stabilized, three data center projects under development—Phase I of ACC5 in Ashburn, Virginia; Phase I of NJ1 in Piscataway, New Jersey; and Phase I of SC1 in Santa Clara, California—and undeveloped land sufficient for the development of other data center facilities.

We completed construction of Phase I of CH1 in August 2008. As of February 11, 2009, Phase I of CH1 is 9.5% leased.

In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. Since December 31, 2008, we have resumed construction at ACC5 and expect Phase I of ACC5 to be completed in the third quarter 2009. As of February 11, 2009, Phase I of ACC5 is 57.3% pre-leased. We do not plan to resume development at NJ1 or SC1 until we obtain sufficient funds to complete the projects.

The following table presents a summary of our development properties as of December 31, 2008:

Development Projects

As of December 31, 2008

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)

Projects Temporarily Suspended (6)

ACC5 Phase I (7)	Ashburn, VA	150,000	85,600	18.2	$155,000 - $165,000	$126,099
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	126,966
SC1 Phase I	Santa Clara, CA	150,000	85,600	18.2	$240,000 - $280,000	86,653

		450,000	256,800	54.6	$595,000 - $660,000	339,718

Future Development Projects

CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,290,000	722,917	150.8		108,163

Subtotal		1,740,000	979,717	205.4		447,881

Completed not Stabilized

CH1 Phase I (8)	Elk Grove Village, IL	285,000	121,223	18.2		189,783

Total		2,025,000	1,100,940	223.6		$637,664

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2008.

(6)	Construction temporarily suspended in Q4 2008. All estimated commitments were accrued and included in Construction costs payable on the Consolidated Balance Sheets as of December 31, 2008.

(7)	ACC5 Phase I is 57.3% pre-leased as of February 11, 2009, and the Company resumed development.

(8)	CH1 Phase I is 9.5% leased as of February 11, 2009.

Competition

We believe we have two types of competitors:

•	Tenants who choose to build, own and operate their own datacenters rather than to outsource to us, and

•	Developers of both wholesale and collocation data centers.

In operating and managing our portfolio, we compete for tenants based on factors including location, critical load, raised square footage, flexibility and expertise in the design and operation of data centers.

Based on the current economic environment and lack of available capital, we believe that some companies that would otherwise build their own datacenter may not be able to secure sufficient capital, or may choose not to utilize available capital. We believe that this situation will reduce the inventory of available data center space and could reduce competition over the next several years.

In addition, we face competition for the acquisition of land suitable for the development of wholesale data centers from real estate developers in our and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the supply of wholesale data center space in the markets we seek to serve.

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

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distributions, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental, health and safety laws and regulations and to indemnify us for any related liabilities.

Although our properties have been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with our properties. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

Our property in Piscataway, New Jersey, is subject to New Jersey’s Industrial Site Recovery Act, or ISRA. Under ISRA, the state’s Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution caused by its activities on the site. In our case, the prior owner of our New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the prior owner remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the prior owner is obligated under the surviving provisions of our purchase contract to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The prior owner has applied to self-insure its obligations to NJDEP, and the prior owner’s certified application states that its net worth is approximately $67 billion. The prior owner has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the seller’s environmental, worker’s compensation, and professional liability insurance policies, and we carry insurance regarding some of the risks associated with the known contamination as well. Nonetheless, as the current landowner, under ISRA, we may be held liable for all or a portion of the cost to clean up the site to the extent that GlaxoSmithKline is unable or is otherwise not required to pay for the cleanup. The prior owner is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the prior owner were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the prior owner. The existence of this remediation system has the potential to interfere with the future development of the property. However, the NJDEP has already approved the abandonment of monitoring wells presently located within the proposed footprint of the facility, so we do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our proposed use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on us. We are also aware that we may incur additional construction costs associated with the removal and disposal of contaminated soils. For example, we are required to install a vapor intrusion barrier or system in any building constructed on the site for indoor air quality purposes. We do not anticipate these costs will be material. However, if we were to be held liable for any unanticipated costs associated with the environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, which includes coverage for riots, terrorism, acts of God and floods. We have policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. See “Item 1A.—Risk Factors—Risks Related to Our Business and Operations—Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would materially adversely affect our financial condition and operating results.” Some risks to our properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of our losses.

Employees

As of December 31, 2008, we employed 67 people, approximately half of whom are located in Washington, D.C., with the remainder located on site at our data centers in Northern Virginia, suburban, Chicago, Illinois and Piscataway, New Jersey. We believe our relations with our employees are good.

Offices

Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005 and our phone number is (202) 728-0044. As of December 31, 2008, we leased approximately 9,337 square feet of office space in this building. We believe our current offices are adequate for our current operations.

Available Information

We maintain a website, http://www.dft.com, which contains additional information concerning our Company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of our Board are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to our website is neither part of nor incorporated into this annual report on Form 10-K or any other SEC filings.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company, our properties and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks Related to Our Business and Operations

Any decrease in the demand for data centers, including resulting from a downturn in the technology industry, could materially adversely affect our business.

Our portfolio of properties consists entirely of wholesale data centers leased primarily by technology companies. A decline in the technology industry could lead to a decrease in the demand for space in our data centers, which may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the technology industry such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business and business prospects.

Our current portfolio of completed operating properties is located entirely in Northern Virginia and suburban Chicago, Illinois, and any adverse developments in the economies of these areas may materially adversely affect our operating results.

We are potentially exposed to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the Northern Virginia and Chicago economic and regulatory environment (including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors). Any adverse developments in the economy or real estate market in Northern Virginia or Chicago in general, or any decrease in demand for data center space resulting from the Northern Virginia or Chicago regulatory or business environment, could materially adversely impact our business and results of operations.

As of January 1, 2009, our two largest tenants, Microsoft and Yahoo!, collectively accounted for 67.2% of our annualized base rent, and the loss of either tenant or any other significant tenant could have a materially adverse affect on our business.

As of January 1, 2009, our two largest tenants, Microsoft and Yahoo!, accounted for 67.2% of our annualized base rent. Our tenants may experience a downturn in their businesses, which may weaken their financial condition and result in their failure to make timely rental payments or their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. This risk would be particularly significant if one of our largest tenants, such as Microsoft and Yahoo!, were to default under its lease. In addition, if one or more of our significant tenants fail to renew their leases with us and we cannot find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future expirations, could have a material adverse affect on our business.

Some of our largest tenants may compete with one another in various aspects of their businesses. The competitive pressures on our tenants may have a negative impact on our operations.

The bankruptcy or insolvency of a major tenant would have a material adverse impact on our business.

The bankruptcy or insolvency of a major tenant also may materially adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our revenue and cash available for distribution to our stockholders could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our revenues and results of operations.

Our tenants may choose to develop new data centers or expand any existing data centers of their own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.

Future consolidation in the technology industry could materially adversely affect our revenues by eliminating some of our potential tenants and could make us more dependent on a more limited number of tenants.

Mergers or consolidations of technology companies in the future could reduce the number of our tenants and potential tenants. If our tenants merge with or are acquired by other entities that are not our tenants, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our revenues and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.

The markets for the data centers we own and operate, as well as the industries in which our tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our power and cooling systems could have a material adverse effect on our business and results of operations.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions and IPO in October 2007, we entered into tax protection agreements that provide that if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 in a taxable transaction through 2016, we will indemnify certain investors, including Messrs. du Pont, Fateh and certain directors for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Therefore, although it may be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain investors and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the partnership.

The terms of the agreements that govern our indebtedness limit our ability to sell the data center properties that have been pledged as collateral for our indebtedness, which could reduce our liquidity.

All of our income producing data center properties—VA3, VA4, ACC2, ACC3, ACC4 and CH1—serve as collateral to either our revolving credit facility (the “Credit Facility”) or our ACC4 credit agreement (the “ACC4 Term Loan”). The agreements that govern these loans limit our ability to sell these properties. Consequently, our ability to raise capital through the disposition of assets is limited.

Our properties are not suitable for lease other than as data centers, which could make it difficult to reposition them if we are not able to lease available space.

Our data centers are highly specialized real estate containing extensive electrical and mechanical systems that are designed uniquely to run and maintain computer servers. As a result, they are not suited for use by tenants as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

The departure of any key personnel, including either Messrs. du Pont or Fateh, who have developed significant relationships with leading technology tenants in the highly specialized data center business, could have a material adverse impact on our results of operations.

We depend on the efforts of key personnel, particularly Messrs. du Pont and Fateh, the Executive Chairman of our board of directors and our President and Chief Executive Officer, respectively. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Messrs. du Pont and Fateh to build our credibility in a highly specialized industry. If we lost their services, our business and investment opportunities and our relationships with existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished, which could materially adversely affect our results of operations.

The other senior members of our executive team also have strong technology development, management and real estate industry reputations, which aid us in identifying acquisition opportunities and negotiating with tenants and build-to-suit prospects. The loss of any of their services could materially adversely affect our results of operations because of diminished relationships with existing and prospective tenants and industry personnel.

Our growth depends upon the successful development of our properties and any delays or unexpected costs in such development may delay and materially adversely affected our growth prospects, future operating results and our financial condition.

We own certain development projects, including ACC5, NJ1 and SC1, and land held for development, and our future growth depends upon the successful completion of these development projects. As of February 26, 2009, we have temporarily suspended construction of NJ1 and SC1 due to lack of financing for these projects, and, although we have since resumed development, we were required to suspend construction on ACC5 during 2008. With respect to our current and any future developments, we will be subject to certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth and future results of operations and financial condition.

In the past, we have developed properties prior to obtaining commitments from tenants to lease them—known as developing “on speculation,” which involves the risk that we will be unable to attract tenants to the properties we are developing on a timely basis or at all. If our properties remain vacant for a significant amount of time, our business and financial condition could be materially adversely affected.

Recent disruptions in the financial markets have negatively affected our ability to obtain financing, and may negatively affect our ongoing efforts to secure additional financing for development of our properties and other purposes on reasonable terms, or at all, and have other adverse effects on us.

Because our current stabilized operating properties do not generate sufficient cash flows to fund our development, we are dependent on outside sources of capital, on acceptable terms. The credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused spreads on prospective debt financings to widen considerably or lenders to stop making capital available. These conditions, which have continued into 2009, have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets have negatively impacted, and may negatively affect, our ongoing efforts to secure additional financing for development of our properties and other purposes at reasonable terms, which may have a material adverse affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.

Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would materially adversely affect our financial condition and results of operations.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We face significant competition and may be unable to renew existing leases, lease vacant space or re-lease space as leases expire, which may have a material adverse affect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. In addition, some of our tenants, including Microsoft, and Yahoo!, own or may in the future develop their own data centers, which could increase the risk that such tenants fail to renew their leases by, among other things, making it easier for such tenants to transfer their server functions. We may be unable to renew leases or re-lease at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, or our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

We have significant outstanding indebtedness, which may materially adversely affect our ability to make distributions, expose us to interest rate fluctuations and expose us to the risk of default under our debt obligations.

As of December 31, 2008, our total consolidated indebtedness was $666.8 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs. Payments of interest on borrowings may leave us with insufficient cash resources to operate our properties or to make the distributions currently contemplated or necessary to qualify and maintain our qualification as a REIT. Our outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may violate restrictive covenants in our loan documents, which would entitle our lenders to accelerate our debt obligations;

•	we may default on our obligations, and lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of our rents and leases; and

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants that we may be subject to.

If any one of these events were to occur, our ability to satisfy our debt service obligations could be materially adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could materially adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

Our senior secured credit agreements restrict our ability to engage in some business activities, which could materially adversely affect our growth prospects, future operating results and financial condition.

Our senior secured credit agreements contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our and our subsidiaries’ ability to incur additional indebtedness;

•	restrict our and our subsidiaries’ ability to make certain investments;

•	restrict our and our subsidiaries’ ability to merge with another company;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	restrict our ability to make distributions to our stockholders; and

•	require us to maintain financial coverage ratios.

Specifically, the agreements that govern the Credit Facility and ACC4 Term Loan require that we maintain certain financial ratios. Under the ACC4 credit agreement, one such covenant provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 65% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under our Credit Facility, one such covenant provides that the total indebtedness of the borrowers—which include our subsidiaries that own VA3, VA4, ACC2 and ACC3—cannot exceed 65% of the value of the assets of the borrowers, determined based on the appraised value of each of VA3, VA4, ACC2 and ACC3. Under each of the Credit Facility and ACC4 Term Loan, the administrative agent has the right to have each of the data center properties appraised on an annual basis, or more often only if required by regulatory agencies, following an event of default, or if the agent reasonably believes that there is a material change to the market value of any such property. If the total indebtedness of the Operating Partnership or the Credit Facility borrowers, as applicable, exceeded 65% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio. Under the Credit Facility, the borrowers are permitted to add to the security package new collateral in the form of income producing data center property acceptable to the administrative agent. Currently, we have no income producing properties not collateralizing one of these loans. As of February 26, 2009, we have not received any such notices.

If we do not continue to satisfy these ratios, we will be in default under our credit agreements, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.

Our growth depends on external sources of capital which may not be available to us on commercially reasonable terms or at all.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our net taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund a substantial amount of our future capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any stock that we issue in any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	the occupancy levels and performance of our data center properties;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

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

Incurring mortgage and other secured debt obligations (including any increase in the amount outstanding under our Credit Facility) increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the disposition of the properties.

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

Hedging transactions may limit our gains or result in material losses.

The terms of our loan agreements require us to maintain certain hedges with respect to our variable rate loans to the extent those loans were to exceed 35.0% of our gross asset value. Subject to the REIT qualification requirements, we may also use derivatives to hedge other liabilities of ours. As of December 31, 2008, we have an interest rate swap in place that effectively fixes the interest rate at 6.497% on $200.0 million of our Credit Facility. This and any future hedging transactions expose us to certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations; and

•	we may have to pay certain costs, such as transaction or brokerage fees.

Although the REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities, we may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. However, neither our current nor any future hedge may be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of derivatives.

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

Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our operating results.

Our leases generally include terms requiring us to meet certain service level commitments in terms of electrical output, cooling levels and levels of redundancy in all key systems. Any failure to meet these commitments, including as a result of mechanical failure, power outage, human error or for other reasons, could subject us to liability under our lease terms, including loss of management fee reimbursements or rent abatement. Any such failures could also materially adversely affect our reputation and adversely impact our ability to lease our properties, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on third parties to provide Internet connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. Although our tenants are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide Internet connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants.

The loss of access to key third-party service providers could materially adversely affect our current and any future development projects.

Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and great demand, such as engineering firms capable of developing our properties. For our current and any future development projects, we will continue to rely on these personnel who have the requisite expertise in the technical environments necessary to develop wholesale data centers. Competition for such technical expertise is intense and we may not always have or retain access to the key third-party service providers that we currently rely on or may rely on in the future.

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

•	adverse changes in financial conditions of buyers, sellers and tenants of properties, including data centers;

•	reductions in the level of demand or increase in the supply for data center space;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our tenants, such as the cost of complying with laws, regulations and governmental policies; and

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

Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution to our stockholders and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for technology-related space;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent space on favorable terms;

•	increased operating costs to the extent not paid for by our tenants;

•	inability to finance development on favorable terms;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop; and

•	changing submarket demographics.

Illiquidity of real estate investments and the terms of certain of our leases could significantly impede our ability to respond to adverse changes in the performance of our properties, which could materially adversely affect our financial condition and results of operations.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio to raise cash in response to adverse changes in the performance of such properties may be limited, thus materially adversely affecting our financial condition.

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

In addition, the leases for certain of our facilities, including all of VA4 and ACC3 and a portion of ACC4, give the tenants of those facilities a right of first refusal to purchase those properties as well as the property upon which we intend to develop ACC5 if we propose to sell those properties to a third party. In addition, the leases in effect at VA4, ACC3 and ACC2 prohibit us, during the lease terms, from selling those properties to a third party that is a competitor of the tenant. The existence of such restrictions could hinder our ability to promptly sell one or more of these properties, which could materially adversely affect our financial condition and results of operations.

As the owner of real property, we could become subject to liability for failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations. Environmental noncompliance liability could also materially adversely affect a tenant’s ability to make rental payments to us.

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

We may incur significant costs complying with the Americans with Disabilities Act and similar laws, which could materially adversely affect our operating results.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property or properties into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

We may incur significant costs complying with other regulations, which could materially adversely affect our operating results.

The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations.

Risks Related to Our Organizational Structure

Conflicts of interest exist or could arise in the future with holders of units of partnership interest in our Operating Partnership, or OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law. At the same time, we, as general partner, have fiduciary duties to our Operating Partnership and to its limited partners under Maryland law. Our duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our Company and our stockholders. The partnership agreement of our Operating Partnership provides that for so long as we are the general partner of our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

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

We are also subject to the following additional conflicts of interest with holders of OP units:

We may pursue less vigorous enforcement of terms of the employment agreements with members of our senior management and their affiliates because of our dependence on them and conflicts of interest. Messrs. du Pont and Fateh entered into employment agreements with us, including clauses prohibiting them from competing with us, subject to certain exceptions, in the data center market. None of these agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these employment agreements because of our desire to maintain our ongoing relationship with members of our senior management and their affiliates and because of conflicts of interest with them, including allowing them to devote significant time to non-data center projects outside of our Company, to engage in activities that may compete with us, or to engage in transactions with us without receiving the appropriate board approval.

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

Our senior management team has significant influence over our affairs. As of December 31, 2008, Messrs. du Pont and Fateh, own an aggregate of approximately 0.7% of our common stock and approximately 38.1% of our OP units (not including those units held by us), equal to approximately 18.3% of our common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of our stockholders. If our senior management team exercises their redemption rights with respect to their OP units and we issue common stock in exchange thereof, our senior management team’s influence over our affairs would increase substantially.

Messrs. du Pont and Fateh have outside business interests that could require time and attention and may interfere with their ability to devote time to our business and affairs. Messrs. du Pont and Fateh own interests in non-data center real estate assets that were not contributed to us in our IPO, including, among other investments, the office building where our corporate headquarters is located, approximately 40 acres of undeveloped land outside of Phoenix, Arizona and an aggregate of approximately 510 acres of undeveloped land in Northern Virginia. The office building is managed by an unaffiliated third party and Messrs. du Pont and Fateh are not currently engaged in any development projects with respect to the undeveloped land. Pursuant to the terms of our employment agreements with Messrs. du Pont and Fateh, each has agreed to devote substantially all of his business attention and time to our affairs. Messrs. du Pont and Fateh have also agreed, for the terms of their employment with us not to sell any of this land to a competitor of our Company, as determined by at least 75% of our independent directors. Any purchase by us of the undeveloped land held by Messrs. du Pont and Fateh would require the approval of at least 75% of our independent directors. In addition, we entered into non-compete agreements with Messrs. du Pont and Fateh upon completion of our IPO pursuant to which each of them have agreed not to compete with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements due to our ongoing relationship with Messrs. du Pont and Fateh and, as a result, our business could be materially adversely affected.

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

If we fail to maintain proper overall business controls, our results of operations could be materially adversely affected or we could fail to meet our reporting obligations. In addition, the existence of a material weakness could result in errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our common stock.

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

Even if we qualify as a REIT for federal income tax purposes, we will be subject to some federal, state and local taxes on our income and property. For example, we will pay tax on certain types of income that we do not distribute. In addition, if assessed, we would incur a 100% excise tax on transactions with our TRS, DF Technical Services LLC, that are not conducted on an arm’s-length basis. A TRS is a corporation which is owned, directly or indirectly, by us and which, together with us, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our tenants. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

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

Changes in taxation of corporate dividends may materially adversely affect the value of our shares.

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

All of our operating properties have a carryover tax basis that is lower than the fair market value of the property. This position could give rise to lower depreciation deductions on these assets that would have the effect of (1) increasing the distribution requirement imposed on us, which could materially adversely affect our ability to satisfy the REIT distribution requirement, and (2) decreasing the extent to which our distributions are treated as tax-free “return of capital” distributions.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 18, 2009, we had approximately 6,042 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2008
First Quarter	$19.82	$15.70	$0.1875
Second Quarter	$20.24	$16.19	$0.1875
Third Quarter	$18.78	$13.73	$0.1875
Fourth Quarter	$14.06	$1.64	$0.0000
2007
Fourth Quarter	$22.71	$17.70	$0.1500

To qualify and maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. We currently do not plan to declare a dividend for either the first or second quarter of 2009 in order to preserve liquidity. The Company estimates 2009 dividends of approximately $0.17 to $0.23 per share to meet its 2009 REIT distribution requirement. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership, which may depend upon receipt of rent payments with respect to our properties from our tenants. In addition, our Credit Facility (defined herein) limits our ability to pay distributions to our common stockholders in excess of 95% of our funds from operations but not less than the minimum necessary to enable us to meet our REIT income distribution requirements.

Issuer Purchases of Equity Securities

We have not purchased any of our registered equity securities during the year ended December 31, 2008.

Performance Graph

The following line graph sets forth, for the period from October 18, 2007 through December 31, 2008, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period.

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

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility (the “Credit Facility”) on August 7, 2007 and in contemplation of the IPO, we combined the entities holding interests in several of our operating and development properties—VA3, VA4, ACC2, ACC3 and CH1—into one holding company, Safari Ventures LLC (“Safari”), in order for those properties to serve as collateral for the Credit Facility. Following the closing of the Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction and the other data center properties—ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The Predecessor is presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

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

Prior to October 24, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. Subsequent to October 24, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

The following data should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

	The Company		The Predecessor
	Year ended December 31, 2008	October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31,
				2006	2005	2004
	(in thousands except share and per share data)
Statement of Operations Data
Revenue:
Total revenues	$173,664	$25,871	$35,403	$10,685	$—	$—

Expenses:
Property operating costs	50,918	7,516	10,317	1,873	9	11
Real estate taxes and insurance	3,986	539	669	164	204	170
Management fees	—	—	1,772	616	—	—
Depreciation and amortization	50,703	8,896	8,419	2,186	177	193
General and administrative	10,568	17,013	250	228	174	—
Acquisition of service agreements	—	176,526	—	—	—	—
Other expenses	9,003	530	—	—	—	—

Total expenses	125,178	211,020	21,427	5,067	564	374
Operating income (loss)	48,486	(185,149)	13,976	5,618	(564)	(374)
Interest income	308	132	280	157	—	—
Interest:
Expense incurred	(10,852)	(1,301)	(13,480)	(5,715)	(44)	—
Amortization of deferred financing costs	(1,782)	(230)	(2,395)	(565)	—	—

Income (loss) before minority interests—operating partnership	36,160	(186,548)	(1,619)	(505)	(608)	(374)
Minority interests—operating partnership	(17,078)	87,242	—	—	—	—

Net income (loss) available for common shares	$19,082	$(99,306)	$(1,619)	$(505)	$(608)	$(374)

Earnings per share—basic:
Net income (loss) per common share	$0.54	$(2.80)	N/A	N/A	N/A	N/A

Weighted average common shares outstanding	35,428,521	35,382,404	N/A	N/A	N/A	N/A

Earnings per share—diluted:
Net income (loss) per common share	$0.54	$(2.80)	N/A	N/A	N/A	N/A

Weighted average common shares outstanding	35,428,521	35,382,404	N/A	N/A	N/A	N/A

Dividends declared per common share	$0.5625	$0.15	N/A	N/A	N/A	N/A

	The Company		The Predecessor
	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Net real estate	$1,701,059	$1,356,445	$92,021	$15,972	$6,671
Total assets	1,864,763	1,454,155	113,905	36,561	6,693
Line of credit	233,424	—	—	—	—
Mortgage notes payable	433,395	296,719	112,490	27,803	—
Minority interests—operating partnership	484,768	490,102	—	—	—
Stockholders’ equity and members’ equity (deficit)	552,169	557,573	(7,005)	6,500	6,693

	The Company		The Predecessor
	Year ended December 31, 2008	October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31,
				2006	2005	2004
	(in thousands, unaudited)
Other Data:
Funds from operations (1)
Net income (loss)	$19,082	$(99,306)	$(1,619)	$(505)	$(608)	$(374)
Minority interests—operating partnership	17,078	(87,242)	—	—	—	—
Depreciation and amortization	50,703	8,896	8,419	2,186	177	193
Less: Non real estate depreciation and amortization	(267)	(16)	—	—	—	—

FFO available to common stockholders and unitholders	$86,596	$(177,668)	$6,800	$1,681	$(431)	$(181)

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

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

Overview

DuPont Fabros Technology, Inc. (“we”, “us” or the “Company”, and includes all subsidiaries) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a leading owner, developer, operator and manager of wholesale data centers—specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Google and Facebook—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases.

We currently have five stabilized operating properties—properties that are 85% leased or have been in service for at least 24 months—as follows:

•	ACC2, located in Ashburn, Virginia;

•	ACC3, located in Ashburn, Virginia;

•	ACC4, located in Ashburn, Virginia;

•	VA3, located in Reston, Virginia; and

•	VA4, located in Bristow, Virginia.

We have one developed property that is not stabilized—CH1—located in Elk Grove Village, Illinois.

We have three properties under development, as follows:

•	ACC5, located in Ashburn, Virginia, Phase I of which is scheduled for completion in the third quarter 2009;

•	NJ1, located in Piscataway, New Jersey, a development that we temporarily suspended in the fourth quarter 2008; and

•	SC1, located in Santa Clara, California, a development that we temporarily suspended in the fourth quarter 2008.

We also own other land available for future development.

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares and resulted in proceeds to us, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, of $676.9 million.

Prior to August 7, 2007, VA3, VA4, ACC2, ACC3 and CH1 were each owned by a single-property entity. On August 7, 2007, to facilitate the closing of a credit facility (the “Credit Facility”) and in contemplation of the IPO, we combined the ownership of these entities into one holding company, Safari Ventures LLC (“Safari”), in order for these properties to serve as collateral for the Credit Facility, other than CH1, which was under development at the time. Following the closing of the Credit Facility, each of the former members of these entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being held for use for the development of ACC5 and another data center facility, ACC6.

For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards

(“SFAS”) No. 141, Business Combinations, in the Safari transaction, and the other data center properties—ACC2, VA3, VA4 and CH1—were determined to be the “Acquired Properties”. The Predecessor is presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

As part of the IPO formation transactions that were completed on October 24, 2007, we acquired ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of NJ1, a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of our properties. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value.

Prior to October 24, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. For the periods subsequent to October 24, 2007, the IPO date, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

The following tables present both the Company’s five stabilized operating properties and the Company’s development projects as of December 31, 2008:

Stabilized Operating Properties

As of December 31, 2008

Property (1)	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	Annualized Base Rent (in thousands) (6)
VA3	Reston, VA	2003	256,000	144,901	13.0	100%	$8,333
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	$16,095
ACC2	Ashburn, VA	2001/2005	87,000	53,397	10.4	100%	$11,154
ACC3	Ashburn, VA	2001/2006	147,000	79,600	13.0	100%	$18,076
ACC4	Ashburn, VA	2007	307,000	171,300	36.4	87.5%	$45,514

Totals			1,027,000	539,198	82.4	94.5%	$99,172

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. As of the February 11, 2009, we have executed one additional lease at ACC4, increasing the percentage leased for ACC4 to 93.8% and percentage leased for the stabilized operating properties to 97.3%.

(6)	Annualized base rent on a straight-lined basis for leases executed and/or amended as of January 1, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Annualized base rent on a cash basis for the 2009 calendar year is $89.5 million assuming no additional leasing or changes to existing leases.

Development Projects

As of December 31, 2008

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)

Projects Temporarily Suspended (6)

ACC5 Phase I (7)	Ashburn, VA	150,000	85,600	18.2	$155,000 - $165,000	$126,099
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	126,966
SC1 Phase I	Santa Clara, CA	150,000	85,600	18.2	$240,000 - $280,000	86,653

		450,000	256,800	54.6	$595,000 - $660,000	339,718

Future Development Projects

CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,290,000	722,917	150.8		108,163

Subtotal		1,740,000	979,717	205.4		447,881

Completed not Stabilized

CH1 Phase I (8)	Elk Grove Village, IL	285,000	121,223	18.2		189,783

Total		2,025,000	1,100,940	223.6		$637,664

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2008.

(6)	Construction temporarily suspended in Q4 2008. All estimated commitments were accrued and included in Construction costs payable on the Consolidated Balance Sheets as of December 31, 2008.

(7)	ACC5 Phase I is 57.3% pre-leased as of February 11, 2009, and the Company resumed development.

(8)	CH1 Phase I is 9.5% leased as of February 11, 2009.

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. Because we believe that critical load is the primary factor that tenants evaluate in choosing a data center, we establish our rents based on both the amount of power that we make available to our tenants and the amount of raised square footage that our tenants occupy. The relationship between raised square footage and critical load varies from one facility to the next. For example, a data center that is smaller in terms of raised square footage may contain infrastructure that provides its tenants with critical load that exceeds the power capacity of a data center with a significantly larger footprint.

Each of our leases includes pass-through provisions under which our tenants are required to pay for their pro rata share of most of our operating expenses—commonly referred to as a triple net lease. In particular, our tenants are required to pay all of their direct operating expenses, including direct electric, as well as their pro rata share of indirect operating expenses, such as real estate taxes and insurance. We intend to continue to structure future leases as triple net leases.

Although our leases provide for annual escalation of rents, we derive revenue growth primarily from leasing up vacant data center space. As of December 31, 2008, we had a 12.5% vacancy rate at ACC4 and a 90.5% vacancy rate at CH1. In February 2009, we executed a lease at ACC4 that lowered our vacancy rate to 6.2%. Our revenue will fluctuate based upon the speed in which these properties and any development properties that are placed into service are leased up. Additionally, under our triple net leases, we receive expense reimbursement from tenants only on space that is leased. Vacant space results in portions of our operating expenses being unreimbursed, which in turn impacts net income negatively.

The amount of net rental income generated by the properties in our portfolio depends on our ability to maintain the historical lease rates of currently leased space and to re-lease space available from lease terminations. As of December 31, 2008, 3.3% of the total critical load available in our stabilized data center properties, accounting for 1.2% of annualized rent from these properties, is subject to a lease expiring on December 31, 2009. Our operating properties are located in Northern Virginia and suburban Chicago, Illinois. Changes in the conditions of these markets will impact the overall performance of our operating properties. The ability of our tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which we operate or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, we could be forced to terminate the related lease. We believe that most of our tenants will renew their leases and that our tenants will continue to make their rental and other payments when due. Nevertheless, if we cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, our rental income will be impacted adversely in future periods.

Our taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to our tenants on a contract or purchase-order basis, which we commonly refer to as “a la carte” services. Our TRS will generally charge our tenants for these services on a cost-plus basis. Because the degree of utilization of our TRS for these services is within the control of our tenants, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, our TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to us for purposes of making additional distributions to our stockholders. Because demand for its services is unpredictable, we anticipate that our TRS may retain a significant amount of its revenue to fund future services, and therefore we may not be able to regularly receive distributions from our TRS.

Our future growth is dependent on completing the construction and lease-up of our development properties. As of the date of this report, construction on NJ1 and SC1 has been suspended until we achieve a certain level of pre-leasing at these properties and we obtain financing to complete development. Suspension of development not only impedes future growth, but negatively impacts our net income in current periods. For instance, we cannot capitalize interest on either of these projects until the project is restarted, resulting in a negative impact to earnings in 2009. Additionally, if we obtain financing at interest rates greater than our average cost of capital, once the project is completed and interest expense is no longer capitalized, our interest expense would increase. Last, if financing cannot be obtained to complete these projects, one or both of the projects in the future may be deemed to be impaired from an accounting perspective, which would require us to take a charge against net income equal to the amount of impairment.

In the current economic environment, certain types of real estate are experiencing declines in value. If this trend were to be experienced by our datacenters, we may have to write down the value of the datacenters resulting in a charge against earnings, and could result in violations of covenants in the loan agreements that govern our long-term indebtedness.

Results of Operations

Since our formation on March 2, 2007 until the closing of our IPO on October 24, 2007, we did not have any corporate activity other than the issuance of shares of common stock in connection with the initial capitalization of our Company. Prior to October 24, 2007, operating results are presented for our Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. For the periods after the IPO, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1, SC1 and ACC7 and the other formation transactions.

To facilitate a comparison of results of operations for 2008 and 2007, we have combined in the discussion below the operating results for our Predecessor for the period from January 1, 2007 to October 23, 2007 with the operating results for the Company for the period from October 24, 2007 to December 31, 2007. Nonetheless, management believes that a year over year comparison may be of limited usefulness due to significant differences in the composition of our portfolio over such time. In addition, the comparison may be of limited value because, prior to our IPO, our Predecessor paid management and asset management fees to affiliates of our sponsors.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Operating Revenue. Operating revenue for the year ended December 31, 2008 was $173.7 million. This includes base rent of $104.1 million, tenant recoveries of $58.8 million, which includes our property management fee, and other revenue of $10.8 million, primarily from projects for our tenants performed by our TRS. This compares to revenue of $61.3 million for the year ended December 31, 2007. The increase of $112.4 million is due to revenue in 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007.

Operating Expenses. Operating expenses for the year ended December 31, 2008 were $125.2 million. This compares to operating expenses of $232.4 million for the year ended December 31, 2007. The decrease of $107.2 million is primarily the result of $176.5 million for the acquisition of service agreements in 2007 as part of our IPO, $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007, partially offset by operating expenses in 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007.

Interest Expense. Interest expense for the year ended December 31, 2008 was $12.6 million. This compares to interest expense of $17.4 million expensed for the year ended December 31, 2007 which is a decrease of $4.8 million. Total interest incurred for 2008 was $28.0 million, of which $15.4 million was capitalized for the development projects of CH1, ACC5, NJ1 and SC1. Total interest incurred in 2007 was $21.3 million of which $3.9 million was capitalized primarily for CH1. The increase in total interest in 2008 is due to an increase in indebtedness and to 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007.

Net Income (Loss). Net income for the year ended December 31, 2008 was $19.1 million. This compares to a net loss of $100.9 million for the year ended December 31, 2007. The improvement of $120.0 million in 2008 is primarily due to 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007 and the acquisition of service agreements of $176.5 million and $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007, partially offset by an increase in the allocation to minority interests of $104.3 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating Revenue. Operating revenue for the year ended December 31, 2007 was $61.3 million. This includes base rent of $39.8 million and tenant recoveries of $20.8 million, which includes our property management fee, and other revenue of $0.7 million primarily from projects for our tenants performed by our TRS. This compares to revenue of $10.7 million for the year ended December 31, 2006. The increase of $50.6 million is due to revenue in 2006 consisting of only one property, ACC3.

Operating Expenses. Operating expenses for the year ended December 31, 2007 were $232.4 million. This compares to operating expenses of $5.1 million for the year ended December 31, 2006. The increase of $227.3 million is primarily the result of $176.5 million for the acquisition of service agreements in 2007 as part of our IPO, $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007, and the inclusion of our headquarters general and administrative expenses of $1.7 million subsequent to the IPO on October 24, 2007. Additionally, due to expenses in 2006 being only for ACC3, we had a $16.0 million increase in property operating costs, a $0.8 million increase in real estate taxes, an increase in depreciation and amortization expense of $15.1 million and a $0.5 million increase in other expenses related to projects for our tenants in the Acquired Properties and ACC4.

Interest Expense. Interest expense for the year ended December 31, 2007 was $17.4 million. This compares to interest expense of $6.3 million for the year ended December 31, 2006. The increase of $11.1 million is due to interest expense in 2006 being only for ACC3 and the inclusion in 2007 of the write-off of unamortized deferred financing costs of $1.4 million and the payment of unaccrued exit fees of $0.7 million due to the early payoff of the ACC3 mortgage loan as a result of closing the Credit Facility.

Net Loss. Net loss for the year ended December 31, 2007 was $100.9 million. This compares to a net loss of $0.5 million for the year ended December 31, 2006. The increase of $100.4 million in the net loss is primarily due to the acquisition of service agreements of $176.5 million and non-cash stock based compensation expense of $15.0 million, partially offset by the allocation of $87.2 million of the loss to minority interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities increased by $71.6 million to $59.3 million for the year ended December 31, 2008, compared to cash used of $12.3 million for the prior year. The increase was due to 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007 and ACC4 for the period subsequent to the IPO.

Net cash used in investing activities decreased by $416.5 million to $334.8 million for the year ended December 31, 2008 compared to $751.3 million for the prior year. Cash used in investing activities for the year ended December 31, 2008 consisted of $330.5 million for the development of CH1, ACC5, NJ1 and SC1 (CH1 was placed into service in August 2008), $3.7 million for improvements to operating properties and $0.6 million for non-real estate acquisitions. Cash used in investing activities for the year ended December 31, 2007 consisted of the use of $222.3 million to acquire ACC2, VA3, VA4 and CH1, $378.6 million to acquire ACC4, ACC7, NJ1 and SC1, $21.1 million to acquire the land that will be used to develop SC1, $11.9 million for the acquisition of land that will be used to develop ACC5 and ACC6 and $117.4 million related to the development of CH1, ACC5, NJ1 and SC1 and small projects at the operating properties.

Net cash provided by financing activities decreased by $452.7 million to $317.5 million for the year ended December 31, 2008 compared to $770.2 million for the prior period. Cash provided by financing activities for the year ended December 31, 2008 consisted of $233.7 million of proceeds from our Line of Credit under the Credit Facility, $36.7 million of proceeds from the CH1 Construction Loan and $100.0 million of proceeds from the ACC4 Term Loan, which closed in October 2008, partially offset by dividends and distributions of $47.7 million, financing costs of $4.8 million related to the CH1 Construction Loan and the ACC4 Term Loan, $0.3 million of repayments to our Line of Credit and $0.1 million of costs related to 2007’s IPO. Cash provided by financing activities for the year ended December 31, 2007 primarily reflects the net proceeds from our IPO of $677.0 million and borrowings under the our debt instruments of $643.7 million. A portion of the proceeds from the IPO and our debt instruments was partially used to pay off the mortgage loan at ACC3 of $125.2 million, pay off the old construction loan at CH1 of $27.1 million and repay amounts under our Credit Facility of $332.0 million. In connection with obtaining the Credit Facility we expended $8.3 million of various fees and costs and in connection with obtaining the CH1 Construction Loan, we expended $2.3 million of various fees and costs. Additionally, we repaid $32.0 million of borrowings from affiliates, distributed $9.8 million to members of ACC3 prior to the formation of Safari and subsequently distributed $13.8 million to members of Safari.

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

Net cash used in investing activities increased by $687.5 million to $751.3 million for the year ended December 31, 2007 compared to $63.8 million for the prior year. Cash used in investing activities for the year ended December 31, 2007 consisted of the use of $222.3 million to acquire ACC2, VA3, VA4 and CH1, $378.6 million to acquire ACC4, ACC7, NJ1 and SC1, $21.1 million to acquire the land that will be used to develop SC1, $11.9 million for the acquisition of land that will be used to develop ACC5 and ACC6 and $117.4 million related to the development of CH1, ACC5, NJ1 and SC1 and small projects at the operating properties. For the year ended December 31, 2006, cash used in investing activities primarily consisted of the use of $77.0 million for the development of ACC3, which was placed in service in June 2006, partially offset by the repayment of $13.2 million of borrowings from affiliates.

Net cash provided by financing activities increased by $700.6 million to $770.2 million for the year ended December 31, 2007 compared to $69.6 million for the prior period. Cash provided by financing activities for the year ended December 31, 2007 primarily reflects the net proceeds from our IPO of $677.0 million and borrowings under the our debt instruments of $643.7 million. A portion of the proceeds from the IPO and our debt instruments was partially used to pay off the mortgage loan at ACC3 of $125.2 million, pay off the old construction loan at CH1 of $27.1 million and repay amounts under our Credit Facility of $332.0 million. In connection with obtaining the Credit Facility, we expended $8.3 million of various fees and costs and in connection with obtaining the CH1 Construction Loan, we expended $2.3 million of various fees and costs. Additionally, we repaid $32.0 million of borrowings from affiliates, distributed $9.8 million to members of ACC3 prior to the formation of Safari and subsequently distributed $13.8 million to members of Safari. Cash provided by financing activities for the year ended December 31, 2006 represents $84.6 million of loan proceeds related to the construction of ACC3 partially offset by repayments to affiliates of $2.0 million and distributions of $13.0 million to members of ACC3.

Market Capitalization

The following table sets forth our total market capitalization as of December 31, 2008 (in thousands except per share data):

Capital Structure as of December 31, 2008

(in thousands except per share data)

Mortgage notes payable			$433,395
Line of Credit			233,424

Total Debt			666,819	82.9%
Common Shares	53%	35,495
Operating Partnership (“OP”) Units	47%	31,162

Total Shares and OP Units	100%	66,657
Common Share Price at December 31, 2008		$2.07

Total Equity			137,981	17.1%

Total Market Capitalization			$804,800	100.0%

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

In the fourth quarter of 2008, we announced the temporary suspension of three projects under development, Phase I of ACC5, NJ1 and SC1, because funding from a term loan secured by ACC4 described below was less than anticipated. In the first quarter of 2009, we obtained additional financing and restarted development at ACC5. The estimated cost to complete Phase I of ACC5 is approximately $35 million as of February 2009. The estimated cost to complete Phase I of NJ1 and SC1 is approximately $225 million to $281 million as of February 2009. Construction of these development properties will remain suspended until we obtain additional funds. Particularly in the current credit environment, there is no assurance that we will be successful in obtaining additional funds on favorable terms or at all.

The Company currently does not plan to declare a dividend for either the first or second quarter of 2009 in order to preserve liquidity. The Company estimates 2009 dividends of approximately $0.17 to $0.23 per share to meet its 2009 REIT distribution requirement. We met our REIT distribution requirement to pay out 90% of our taxable income for 2008.

A summary of the Company’s total debt and maturity schedule as of December 31, 2008 are as follows:

Debt Summary as of December 31, 2008

($ in thousands)

	Amounts		% of Total	Rates (1)		Maturities (years)
Safari Term Loan	$200,000		30.0%	6.5	%(2)	2.6
CH1 Construction Loan	133,395	(3)	20.0%	3.2%		1.0
ACC4 Term Loan	100,000	(3)	15.0%	4.8%		2.8
Line of Credit	233,424		35.0%	1.8%		1.6

Total	$666,819		100.0%	3.9%		2.0

Note:	The Company capitalized interest of $3.8 million and $15.4 million during the quarter and year ended December 31, 2008, respectively.

(1)	Rate as of December 31, 2008.

(2)	Rate is fixed by an interest rate swap.

(3)	On February 10, 2009, the CH1 Construction Loan was paid off and the ACC4 Term Loan increased to $250.0 million.

Debt Maturity Schedule as of December 31, 2008

($ in thousands)

Year	Amounts	% of Total	Rates (4)
2009 (1)	$133,395	20.0%	3.2%
2010 (2)	233,424	35.0%	1.8%
2011 (3)	300,000	45.0%	5.9	%(5)

Total	$666,819	100.0%	3.9%

(1)	This loan matures on December 20, 2009 subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary covenants. The loan was paid off on February 10, 2009.

(2)	Amount outstanding on the Company’s $275 million Line of Credit which matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base covenant based on the initial appraised values of our Safari properties limits the amount available to $244 million.

(3)	$200 million Safari Term Loan matures on August 7, 2011 with no extension option. $100 million ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. ACC4 Term Loan increased to $250 million on February 10, 2009.

(4)	Rate as of December 31, 2008.

(5)	Rate on $200 million Safari Term Loan is fixed at 6.5% by an interest rate swap.

Credit Facility

On August 7, 2007, we entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $433.4 million was outstanding as of December 31, 2008. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million.

Four of our properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base on the Credit Facility. In the future, we may add additional properties to our borrowing base, which would subject those properties to additional restrictions. Also, any equity interest that we may hold in any of our properties, whether or not included in our borrowing base, will provide additional collateral with respect to our Credit Facility.

Upon consent of the lender, the Line of Credit may be increased by up to $200.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the Line of Credit, we anticipate that, among other things, we would need to add properties to the borrowing base, subject to the consent of our lenders, and modify the pricing terms of the Credit Facility. The Line of Credit matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to us paying an extension fee of $0.4 million and other customary conditions. The agent for the lender has the right to ask for a new appraisal which could change our borrowing capacity. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

On August 15, 2007, we entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of December 31, 2008, the cumulative reduction in the fair value of the interest rate swap of $17.8 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

Future interest rates on the revolving facility will depend on our applicable leverage ratio, which defined by our credit agreement is the ratio of our total consolidated indebtedness to our gross asset value, as set forth in the following schedule:

Applicable Leverage Ratio	Applicable Interest Rate
Less than 40%	LIBOR plus 1.25%
Greater than or equal to 40% but less than 50%	LIBOR plus 1.40%
Greater than or equal to 50% but less than 60%	LIBOR plus 1.60%
Greater than or equal to 60%	LIBOR plus 1.70%

The credit agreement contains affirmative and negative covenants customarily found in facilities of this type, including limits on our ability to engage in mergers and other similar transactions, as well as requirements that we comply with the following covenants on a consolidated basis: (i) consolidated total debt shall not exceed 65% of our consolidated asset value, (ii) debt service coverage shall not be less than 1.35 to 1.0, (iii) total leverage shall not exceed 65% of the appraised value of the properties securing the facility, (iv) adjusted consolidated EBITDA to consolidated fixed charges shall not be less than 1.45 to 1.0, (v) the consolidated net worth shall not be less than 85% of the net proceeds of the IPO plus 75% of the sum of (a) any additional offering proceeds occurring after the IPO and (b) the value of interests in the Company issued upon the contribution of assets to the Company and (vi) unhedged variable rate debt of the Company shall not exceed 35% of the Company’s asset value. Upon completion of the IPO, we assumed this credit agreement and became subject to the covenants in accordance with the credit agreement. As of December 31, 2008, we were in compliance with all covenants in this credit agreement and we expect to be in compliance with these covenants in 2009.

CH1 Construction Loan

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 was pledged as collateral (the “CH1 Construction Loan”). As of December 31, 2008, amounts outstanding under this loan totaled $133.4 million. This loan was paid off on February 10, 2009.

ACC4 Term Loan

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). We increased this loan to $250.0 million on February 10, 2009 through the exercise of the loan’s “accordion” feature. This term loan is secured by ACC4.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. Borrowings under the loan will bear interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the one-year extension option. We may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the one-year extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of December 31, 2008 the interest rate for this loan was 4.81%. The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009, and may be prepaid in whole or in part without penalty at any time after October 24, 2009, subject to the payment of certain LIBOR rate breakage fees.

The Operating Partnership and its subsidiaries’ investments in development projects (as defined in the ACC4 Term Loan) is limited to $1 billion, provided that the Operating Partnership and its subsidiaries shall not at anytime have more than five development projects (as defined in the ACC4 Term Loan) ongoing. We expect to be in compliance with these covenants in 2009.

The Operating Partnership has guaranteed for the benefit of the lenders of the ACC4 Term Loan the payment of $100.0 million of the principal amount of the ACC4 Term Loan plus all outstanding interest, and is also liable for certain costs under the loan.

On February 10, 2009, we utilized the accordion feature to increase the loan to $250.0 million. In connection with the exercise of the accordion feature, the parties entered into an amendment to the ACC4 Term Loan which provides that another subsidiary of ours will guaranty the obligations under the ACC4 Term Loan and this guaranty in turn will be secured by CH1. Under the terms of the amendment, CH1 will be released as security if the Company makes a principal reduction payment of $50.0 million and there is no event of default. Furthermore, if the maturity date of the ACC4 Term Loan is extended upon maturity to October 24, 2012, the quarterly installments of principal will increase from $0.5 million to $2.0 million during the extension period.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the credit agreements require that certain financial covenants are adhered to, including, without limitation, the following:

•	The Company must maintain the following minimum debt service coverage ratios:

•	October 24, 2008 to March 31, 2009—1.15 to 1;

•	April 1, 2009 to August 11, 2011—1.35 to 1;

•	August 11, 2011 to October 24, 2011—1.75 to 1; and

•	October 24, 2011 to October 24, 2012—2 to 1 (to the extent that the Company exercises the one-year extension option on the ACC4 Term Loan).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the terms of the loans.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the terms of the loans.

•

Minimum consolidated tangible net worth (as defined in the respective credit agreements) of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after October 24, 2008) during the terms of the loans.

•	For the Credit Facility exclusively, a borrowing base covenant limits the amount available on the Line of Credit to 65% of the appraised value of the secured properties.

As of December 31, 2008, we were in compliance with all covenants, and we expect to be in compliance in 2009.

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5 and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of the date of this filing, borrowings under the ACC5 Loan were $25.0 million.

The Company may extend the maturity date of the ACC5 Loan for two years if a certificate of occupancy has been issued by February 6, 2010, we have complied with all payment terms and there is no event of default. We also may extend for two additional one year periods if we have complied with all payment terms, there is no event of default and there is no material adverse change in the market value of ACC5. If the maturity date is extended, we must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the first extension term, would fully amortize the unpaid principal balance of the ACC5 Loan in 180 equal payments.

In connection with the ACC5 Loan, the Operating Partnership has agreed to guaranty our obligations to pay the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We will use these proceeds to pay a portion of our construction cost payable related to SC1.

We may extend the maturity date of the SC1 Loan for two years if we have complied with all payment terms and there is no event of default. We also may extend for two additional one year periods if we have complied with all payment terms, there is no event of default and there is no material adverse change in the market value of SC1. If the maturity date is extended, we must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the first extension term, would fully amortize the unpaid principal balance of the SC1 Loan in 180 equal payments.

In connection with the SC1 Loan, the Operating Partnership has agreed to guaranty our obligations to pay the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008, including the maturities without extensions and scheduled principal repayments of our Safari Term Loan, Line of Credit, CH1 Construction Loan and ACC4 Term Loan (in thousands):

Obligation	2009	2010	2011-2012	2013-2014	Total
Long-term debt obligations (1)(2)	$161,185	$255,760	$308,191	$—	$725,136
Construction costs payable	82,241	—	—	—	82,241
Operating leases	288	102	212	192	794

Total	$243,714	$255,862	$308,403	$192	$808,171

(1)	These amounts include obligations for payment of both principal and interest. All interest on our debt is variable rate with the exception of our Safari Term Loan which is fixed at 6.497% through an interest rate swap. For purposes of this table, we have not assumed any loan extensions. The ACC4 Term Loan and the Line of Credit have extension options of one year assuming payment of extension fees and meeting certain covenants.

(2)	In February 2009, we increased the ACC4 Term Loan from $100.0 million to $250.0 million. A portion of these proceeds were used to retire the CH1 Construction Loan. We also entered into $30.0 million of new financing secured by ACC5 and SC1. These transactions are not reflected in the table above.

Off-Balance Sheet Arrangements

As December 31, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We describe below those accounting policies that we deem critical and require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the tenant leases, which commences when control of the space and the critical power have been provided to the tenant. Deferred rent included in our consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. Our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. We recognize amortization of the value of acquired above market tenant leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.

We must make subjective estimates as to when our revenue is earned, including a determination of the lease commencement date for accounting purposes and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, and other income. We analyze individual accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Capitalization of costs. We capitalize pre-acquisition costs related to probable property acquisitions. We also capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. Costs previously capitalized related to any potential property acquisitions no longer considered probable are expensed, which may have a material adverse effect on our net income. In addition, the Company ceases cost capitalization after a wind down period when a development is temporarily suspended. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized.

Useful lives of assets. We are required to make subjective assessments as to the useful lives of the major components of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. For example, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. The opposite is true if we were to lengthen the expected useful lives of such properties.

Asset impairment evaluation. We review the carrying value of our net real estate on a quarterly and annual basis. We base our review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. One of our key assumptions in the analysis is that we will complete Phase I of NJ1 and SC1, which are temporarily suspended as of the date of this filing.

Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions dictate an earlier sale date or if we determine that development of a project is no longer viable, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement were effective for us as of January 1, 2008. If the fair value option is elected, the reporting company reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect the fair value option with respect to any eligible item and, therefore, the adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” This statement require entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the expanded disclosure requirements of this standard effective January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In this FSP, the FASB concluded that all outstanding invested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not believe the provisions of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.

Funds From Operations

	The Company		The Predecessor
	Year ended December 31, 2008	October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31, 2006
Net income (loss)	$19,082	$(99,306)	$(1,619)	$(505)
Minority interests-operating partnership	17,078	(87,242)	—	—
Depreciation and amortization	50,703	8,896	8,419	2,186
Less: Non real estate depreciation and amortization	(267)	(16)	—	—

FFO available to common stockholders and unitholders (1)	$86,596	$(177,668)	$6,800	$1,681

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

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

Related Party Transactions

Leasing Arrangements

As of December 31, 2008, we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and Chief Executive Officer. For the year ended December 31, 2008, we paid $0.4 million under the lease. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. On August 15, 2007, we entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the Credit Facility effective August 17, 2007 through the maturity of this loan. This swap agreement effectively fixes the interest rate on $200.0 million of the Credit Facility at 4.997% plus the applicable credit spread, which as of December 31, 2008 was fixed at 1.50%. We have designated this agreement as a hedge for accounting purposes. We do not intend to use derivatives for trading or speculative purposes and, to the extent we elect to enter into hedging arrangements under the terms of our loan agreement, we intend to enter into contracts with financial institutions based on their credit rating and other factors.

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2008 (excluding the portion of the Credit Facility that is hedged through our interest rate swap) would decrease future income before minority interests and cash flows by approximately $4.7 million annually less the impact of capitalization on our income before minority interests. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of December 31, 2008 would be approximately $4.7 million annually less the impact of capitalization on our income before minority interests. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and members’ deficit, and cash flows for the year ended December 31, 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing Safari Ventures LLC (the “Predecessor”)), for the period from October 24, 2007 through December 31, 2007 (representing the Company), and for the year ended December 31, 2006 (representing the Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing the Predecessor), for the period from October 24, 2007 through December 31, 2007 (representing the Company), and for the year ended December 31, 2006 (representing the Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited DuPont Fabros Technology, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and members’ deficit, and cash flows for the year ended December 31, 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing Safari Ventures LLC (the “Predecessor”)), for the period from October 24, 2007 through December 31, 2007 (representing the Company), and for the year ended December 31, 2006 (representing the Predecessor) and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2009

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2008	December 31, 2007
ASSETS
Income producing property:
Land	$39,617	$26,971
Buildings and improvements	1,277,230	1,102,756

	1,316,847	1,129,727
Less: accumulated depreciation	(63,669)	(17,672)

Net income producing property	1,253,178	1,112,055
Construction in progress and land held for development	447,881	244,390

Net real estate	1,701,059	1,356,445
Cash and cash equivalents	53,512	11,510
Restricted cash	134	119
Rents and other receivables	1,078	1,304
Deferred rent	39,052	12,611
Lease contracts above market value, net	19,213	22,078
Deferred costs, net	42,917	45,863
Prepaid expenses and other assets	7,798	4,225

Total assets	$1,864,763	$1,454,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$233,424	$—
Mortgage notes payable	433,395	296,719
Accounts payable and accrued liabilities	13,257	11,011
Construction costs payable	82,241	28,070
Dividend and distribution payable	—	10,044
Lease contracts below market value, net	38,434	48,277
Prepaid rents and other liabilities	27,075	12,359

Total liabilities	827,826	406,480
Minority interests—operating partnership	484,768	490,102
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 35,495,257 shares issued and outstanding at December 31, 2008 and 35,453,833 shares issued and outstanding at December 31, 2007	35	35
Additional paid in capital	650,125	664,714
Accumulated deficit	(80,224)	(99,306)
Accumulated other comprehensive loss	(17,767)	(7,870)

Total stockholders’ equity	552,169	557,573

Total liabilities and stockholders’ equity	$1,864,763	$1,454,155

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	The Company		The Predecessor
	Year ended December 31, 2008	For the period from October 24, 2007 (IPO) through December 31, 2007	For the period from January 1, 2007 through October 23, 2007		Year ended December 31, 2006

Revenues:
Base rent	$104,032	$16,295		$23,458	$8,208
Recoveries from tenants	58,802	8,961		11,823	2,460
Other revenue	10,830	615		122	17

Total revenues	173,664	25,871		35,403	10,685
Expenses:
Property operating costs	50,918	7,516		10,317	1,873
Real estate taxes and insurance	3,986	539		669	164
Management fees	—	—		1,772	616
Depreciation and amortization	50,703	8 ,896		8,419	2,186
General and administrative	10,568	17,013		250	228
Acquisition of service agreements	—	176,526		—	—
Other expenses	9,003	530		—	—

Total expenses	125,178	211,020		21,427	5,067

Operating income (loss)	48,486	(185,149)		13,976	5,618
Interest income	308	132		280	157
Interest:
Expense incurred	(10,852)	(1,301)		(13,480)	(5,715)
Amortization of deferred financing costs	(1,782)	(230)		(2,395)	(565)

Income (loss) before minority interests—operating partnership	36,160	(186,548)		(1,619)	(505)
Minority interests—operating partnership	(17,078)	87,242		—	—

Net income (loss) available for common shares	$19,082	$(99,306)		$(1,619)	$(505)

Earnings per share—basic:
Net income (loss) per common share	$0.54	(2.80)		N/A	N/A

Weighted average common shares outstanding	35,428,521	35,382,404		N/A	N/A

Earnings per share—diluted:
Net income (loss) per common share	$0.54	$(2.80)	$	N/A	N/A

Weighted average common shares outstanding	$35,428,521	35,382,404		N/A	N/A

Dividends declared per common share	$0.5625	$0.15		N/A	N/A

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Members’ Equity (Deficit)	Total
	Number	Amount
THE PREDECESSOR
Balance at December 31, 2006	—	$—	$—	$—		$—	$(7,005)	$(7,005)
Comprehensive loss:
Net loss					$(1,619)		(1,619)	(1,619)
Other comprehensive loss—change in fair value of interest rate swap					(3,937)	(3,937)	—	(3,937)

Comprehensive loss					$(5,556)

Distributions							(23,552)	(23,552)
Step-up in basis from Safari acquisition							263,189	263,189

Balance at October 23, 2007	—	—	—	—		(3,937)	231,013	227,076
THE COMPANY
Comprehensive loss:
Net loss				(99,306)	$(99,306)			(99,306)
Other comprehensive loss—change in fair value of interest rate swap					(3,933)	(3,933)		(3,933)

Comprehensive loss					$(103,239)

Reclassify members’ equity to additional paid in capital			231,013				(231,013)	—
Redemption of members’ interests			(21,278)					(21,278)
Dividends declared			(5,318)					(5,318)
Initial capitalization	1,000	—	—					—
Issuance of common stock	35,075,000	35	736,540					736,575
Offering costs			(59,572)					(59,572)
Issuance of stock awards	377,833	—	6,434					6,434
Amortization of deferred compensation costs			728					728
Adjustment to minority interests in Operating Partnership			(223,833)					(223,833)

Balance at December 31, 2007	35,453,833	35	664,714	(99,306)		(7,870)	—	557,573
Comprehensive income:
Net income				19,082	$19,082			19,082
Other comprehensive loss—change in fair value of interest rate swap					(9,897)	(9,897)		(9,897)

Comprehensive income					$9,185

Dividends declared			(19,954)					(19,954)
Offering costs			(87)					(87)
Issuance of stock awards	53,270	—						—
Retirement of stock awards	(11,846)	—	(200)					(200)
Amortization of deferred compensation costs			963					963
Adjustment to minority interests in Operating Partnership			4,689					4,689

Balance at December 31, 2008	35,495,257	$35	$650,125	$(80,224)		$(17,767)	$—	$552,169

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company		The Predecessor
	Year ended December 31, 2008	For the period from October 24, 2007 through December 31, 2007	For the period from January 1, 2007 through October 23, 2007	Year ended December 31, 2006
Cash flow from operating activities
Net income (loss)	$19,082	$(99,306)	$(1,619)	$(505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Minority interests—operating partnership	17,078	(87,242)	—	—
Depreciation and amortization	50,703	8,896	8,419	2,186
Straight line rent	(26,441)	(4,491)	(3,934)	4,185
Amortization of loan costs	1,782	230	1,067	565
Write-off of unamortized loan costs	—	—	1,353	—
Amortization of lease contracts above and below market value	(6,978)	(1,307)	(1,294)	—
Compensation paid with Company shares	963	15,026	—	—
Acquisition of service agreements	—	176,526	—	—
Changes in operating assets and liabilities
Restricted cash	(15)	—	—	—
Rents and other receivables	226	2,296	(251)	(8,523)
Deferred costs	(790)	(20)	—	(6,580)
Prepaid expenses and other assets	(2,809)	1,276	(242)	(72)
Accounts payable and accrued liabilities	1,864	(23,399)	(1,865)	2,282
Prepaid rents and other liabilities	4,611	3,455	(5,851)	5,572

Net cash provided by (used in) operating activities	59,276	(8,060)	(4,217)	(890)

Cash flow from investing activities
Acquisition of real estate and service agreements, net of cash acquired	—	(378,606)	(222,341)	—
Investments in real estate—development	(317,299)	(75,259)	(70,188)	(74,804)
Interest capitalized for real estate under development	(13,150)	(2,567)	(970)	(2,253)
Improvements to real estate	(3,701)	(209)	(1,117)	—
Additions to non-real estate property	(642)	—	—	—
Repayment from related parties	—	—	—	13,211

Net cash used in investing activities	(334,792)	(456,641)	(294,616)	(63,846)

Cash flow from financing activities
Issuance of common stock, net of offering costs	—	677,003	—	—
Line of credit:
Proceeds	233,700	57,000	275,000	—
Repayments	(276)	(332,000)	—	—
Mortgage notes payable:
Proceeds	136,676	97,629	214,118	84,687
Lump sum payoffs	—	(27,127)	(125,205)	—
IPO transaction costs	(87)	—	—	—
Payments of financing costs	(4,776)	(2,322)	(8,308)	(123)
Related party repayments	—	(615)	(31,438)	(1,967)
Dividends and distributions:
Common shares	(25,273)	—	—	—
Minority interests—operating partnership	(22,446)	—	—	—
Members/principals	—	—	(23,552)	(13,000)

Net cash provided by financing activities	317,518	469,568	300,615	69,597

Net increase in cash and cash equivalents	42,002	4,867	1,782	4,861
Cash and cash equivalents, beginning	11,510	6,643	4,861	—

Cash and cash equivalents, ending	$53,512	$11,510	$6,643	$4,861

Supplemental information:
Cash paid for interest, net of amounts capitalized	$10,195	$758	$14,084	$4,531

Loan costs capitalized for real estate development	$2,298	$275	$57	$377

Construction costs payable capitalized to real estate	$54,171	$30,133	$3,542	$337

Issuance of OP Units	$—	$654,408	$—	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The Company is a fully integrated, self-administered and self-managed company formed primarily to own, acquire, develop and operate wholesale data centers. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and own 53.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership”). Through the Operating Partnership as of December 31, 2008, we hold a fee simple interest in six operating data centers—referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties under development—referred to as ACC5, NJ1 and SC1, and land that may be used to develop two additional data centers—referred to as ACC6 and ACC7. For more information regarding these properties, see Notes 3 and 4 of the notes to consolidated financial statements.

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

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a Credit Facility (defined herein) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the Credit Facility. Following the closing of the Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being held for use in the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

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

Income-Producing Property

The Predecessor’s data center, ACC3, is recorded at cost, including the external direct costs of the acquisition. The Acquired Properties’ data centers (ACC2, VA3, VA4 and CH1) were recorded at their estimated fair value on the date of acquisition, August 7, 2007. ACC4, ACC7, NJ1 and SC1 were recorded at their estimated fair value on the date of acquisition, October 24, 2007.

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

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use in accordance with SFAS No. 34, Capitalization of Interest Cost. Interest costs capitalized totaled $15.4 million for the year ended December 31, 2008, $2.9 million for the period from October 24, 2007 to December 31, 2007, $1.0 million for the period from January 1, 2007 to October 23, 2007 and $2.6 million for the year ended December 31, 2006. In addition, the Company ceases interest capitalization after a wind down period when a development is temporarily suspended.

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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $46.0 million for the year ended December 31, 2008, $8.1 million for the period from October 24, 2007 to December 31, 2007, $7.2 million for the period from January 1, 2007 to October 23, 2007 and $1.7 million for the year ended December 31, 2006. Included in these amounts is amortization expense related to tenant origination costs, which was $4.8 million for the year ended December 31, 2008, $0.9 million for the period from October 24, 2007 to December 31, 2007, $0.7 million for the period from January 1, 2007 to October 23, 2007 and $0 for the year ended December 31, 2006. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded for during the three years ended December 31, 2008.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2008, there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents

We consider all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase to be cash equivalents. Our account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We have not experienced any losses and believe that the risk is not significant.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing costs and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. On August 7, 2007, we paid off the ACC3 mortgage loan with borrowings under the Credit Facility. This resulted in the write-off of the remaining unamortized deferred financing costs related to the ACC3 mortgage loan in the amount of $1.4 million, which was recorded as interest expense in the accompanying consolidated statements of operations. Amortization of the deferred financing costs included in interest expense totaled $1.8 million for the year ended December 31, 2008, $0.2 million for the period from October 24, 2007 to December 31, 2007, $1.0 million for the period from January 1, 2007 to October 23, 2007 and $0.6 million for the year ended December 31, 2006. Balances, net of accumulated amortization, at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Financing costs	$15,207	$10,630
Accumulated amortization	(4,910)	(1,030)

Financing costs, net	$10,297	$9,600

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. For the year ended December 31, 2008, we recorded $0.8 million of leasing costs. On August 7, 2007, in connection with the acquisition of the Acquired Properties, we recorded $10.6 million of leasing costs. On October 24, 2007, in connection with the acquisition of ACC4, we recorded $17.0 million of leasing costs. Amortization of deferred leasing costs totaled $4.4 million for the year ended December 31, 2008, $0.8 million for the period from October 24, 2007 to December 31, 2007, $1.2 million for the period from January 1, 2007 to October 23, 2007 and $0.5 million for the year ended December 31, 2006. Balances, net of accumulated amortization, at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Leasing costs	$39,549	$38,759
Accumulated amortization	(6,929)	(2,496)

Leasing costs, net	$32,620	$36,263

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2008 and 2007, the fuel inventory was $1.5 million and $1.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for fixed and determinable scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease Intangible assets and liabilities that have resulted from above market and below market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of Lease Intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(3,887)	(1,022)

Lease contracts above market value, net	$19,213	$22,078

	December 31,
	2008	2007
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(13,466)	(3,623)

Lease contracts below market value, net	$38,434	$48,277

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of December 31, 2008 and 2007, no allowance was considered necessary.

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

Other Revenue

Other revenue primarily consists of services provided to our tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are in included other expenses in the accompanying consolidated statements of operations.

Equity IPO Costs

Underwriting discount and commissions, financial advisory fees and additional IPO costs of $59.7 million are reflected as reductions to additional paid-in capital in the consolidated balance sheet of the Company as of December 31, 2008.

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

The Predecessor was not subject to U.S. federal income tax on its income. Results of operations of the Predecessor were included proportionately in the federal income tax returns of the individual members; therefore, no provision for federal income taxes is included in the accompanying consolidated financial statements for periods prior to October 24, 2007.

Comprehensive Income (Loss)

Comprehensive income (loss), as reflected on the Consolidated Statements of Stockholders’ Equity and Members’ Deficit, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the Consolidated Statements of Stockholders’ Equity and Members’ Deficit, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common and dilutive securities outstanding during the period using the treasury stock method.

Stock-based Compensation

We have awarded stock-based compensation to employees, contractors and members of our Board of Directors in the form of common stock and LTIP units. These awards are accounted for under SFAS No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, which was effective January 1, 2006. We had no stock-based compensation awards outstanding prior to our IPO in October 2007. This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of our common stock on the date of the grant. The fair value of LTIP units is based on the market value of our common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $1.0 million for the year ended December 31, 2008, $15.0 million for the period from October 24, 2007 to December 31, 2007 and $0 for periods prior to October 24, 2007, respectively.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” This statement require entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the expanded disclosure requirements of this standard effective January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In this FSP, the FASB concluded that all outstanding invested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not believe the provisions of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.

3. Acquisitions

In connection with our IPO on October 24, 2007, we acquired the following properties:

•

four stabilized data centers located in Northern Virginia, which we refer to as VA3, VA4, ACC2 and ACC3, having an aggregate critical load of 46.0 megawatts (“MW”) and which were, as of December 31, 2008 and 2007, 100% leased;

•

our prototype ground-up development in Northern Virginia, ACC4, which has an aggregate critical load of 36.4 MW. We completed the final phase of this facility in October 2007 which was 87.5% and 84.6% leased as of December 31, 2008 and 2007, respectively.

•

one data center under development in suburban Chicago, which we refer to as CH1, which also is expected to have an aggregate 36.4 MW of critical load and a flexible design. The first phase of 18.2 MW of critical load was placed into service in the third quarter of 2008 which was 9.5% leased as of December 31, 2008; and

•

undeveloped properties in Northern Virginia, which we refer to as ACC5, ACC6 and ACC7, and Piscataway, New Jersey, which we refer to as NJ1, and a contract to acquire land in Santa Clara, California, which we refer to as SC1. We subsequently closed on the acquisition of land in Santa Clara, CA in December 2007 and began construction on Phase I of ACC5, NJ1 and SC1 in 2008. This construction was temporarily suspended in the fourth quarter of 2008 pending the Company securing additional financing for these projects. Subsequent to December 31, 2008, we have resumed construction of ACC5. We believe that these properties will, in the aggregate, support the development of six new data centers with an aggregate critical load of 187.2 MW.

Concurrent with our acquisition of the properties and interests described above, we also acquired property management, development, leasing, asset management and technical services agreements and arrangements for these properties from entities affiliated with our Executive Chairman and our President and Chief Executive Officer.

On August 7, 2007, the Predecessor acquired the following income producing properties: ACC2, VA3 and VA4, and a property under development, CH1. Phase I of CH1 was placed into service in the third quarter of 2008.

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

In conjunction with the IPO on October 24, 2007, the Company acquired the entity that owns ACC4, land that is being held for use in the future development of data centers we refer to as NJ1 and ACC7 and a contract to acquire the land that will be used to develop SC1 and SC2. The Company issued 10,981,339 OP units, paid cash of $288.9 million (including $274.0 million of cash used to retire the debt and fund other obligations at ACC4) and assumed liabilities of $39.7 million to acquire these properties and contracts.

The allocation of the purchase price of these assets to the assets acquired and liabilities assumed in accordance with SFAS No. 141 was as follows:

(in thousands)
Income producing property:
Land	$6,600
Buildings and improvements	537,979

Net income producing property	544,579
Construction in progress and land held for development	14,287

Net real estate	558,866
Cash and cash equivalents	3,057
Rents and other receivables, net	3,197
Lease contracts above market value	4,200
Deferred costs, net	16,997
Prepaid expenses and other assets	2,445
Non-real estate fixed assets	353

Assets acquired at fair value	$589,115

Accounts payable and accrued liabilities	(23,353)
Lease contracts below market value	(13,700)
Due to related parties	(16,379)
Advance rents and security deposits	(7)

Liabilities assumed at fair value	$(53,439)

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

The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations. The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of revenue for straight-line revenue and amortization of above market and below market lease contracts, (ii) the adjustment of depreciation and amortization expense for the step-up of the real estate assets’ value and the adjustment to lease commissions under SFAS No. 141 and (iii) the adjustment of interest expense for the refinancing of the Acquired Properties’ mortgage loans with borrowings under the Credit Facility. For the year ended December 31, 2007, expenses include charges of $176.5 million for the acquisition of service agreements and $15.0 million of non-cash stock based compensation.

4. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2008:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,298	$—	$160,798
ACC3	Ashburn, VA	1,071	94,004	—	95,075
ACC4	Ashburn, VA	6,600	533,603	—	540,203
VA3	Reston, VA	10,000	173,568	—	183,568
VA4	Bristow, VA	6,800	140,620	—	147,420
CH1, Phase I	Elk Grove Village, IL	12,646	177,137	—	189,783

		39,617	1,277,230	—	1,316,847
Construction in progress and land held for development	(1)	—	—	447,881	447,881

		$39,617	$1,277,230	$447,881	$1,764,728

(1)	Properties located in Ashburn, VA (ACC5, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

5. Intangible Assets

Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2008, these assets have a weighted average remaining life of 8.4 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2009	$4,490
2010	4,209
2011	3,837
2012	3,748
2013	3,632
2014 and thereafter	12,704

$32,620

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2008, these net Lease Intangible liabilities have a weighted average remaining life of 7.4 years for above market leases and 6.3 years for below market leases with estimated net future amortization (increase to rental income) as follows (in thousands):

Year Ending December 31,
2009	$6,976
2010	4,080
2011	1,586
2012	1,440
2013	1,489
2014 and thereafter	3,650

$19,221

Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2008, these assets have a weighted average remaining life of 7.0 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2009	$4,770
2010	4,770
2011	4,333
2012	3,148
2013	3,148
2014 and thereafter	8,400

$28,569

6. Leases

For the years ended December 31, 2008, 2007 and 2006, the following tenants comprised more than 10% of our consolidated revenue:

	Microsoft	Yahoo!
Year ended December 31, 2008	33.6%	36.6%
Year ended December 31, 2007	58.8%	28.5%
Year ended December 31, 2006	100.0%	—

As of December 31, 2008, these two tenants accounted for $0.3 million and $0.2 million of rents and other receivables and $10.9 million and $2.0 million of deferred rent, respectively. As of December 31, 2007, these two tenants accounted for $8.2 million and $3.1 million of deferred rent and $4.3 million and $0 of prepaid rents, respectively. The Company does not hold security deposits from these tenants. All tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

Future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31, excluding properties under development (in thousands):

2009	$89,703
2010	95,669
2011	95,093
2012	96,792
2013	95,642
Thereafter	365,653

$838,552

7. Debt

Debt Summary as of December 31, 2008 and 2007

($ in thousands)

	December 31, 2007	December 31, 2008
	Amounts	Amounts		% of Total	Rates (1)		Maturities (years)
Safari Term Loan	$200,000	$200,000		30.0%	6.5	%(2)	2.6
CH1 Construction Loan	96,719	133,395	(3)	20.0%	3.2%		1.0
ACC4 Term Loan	—	100,000	(3)	15.0%	4.8%		2.8
Line of Credit	—	233,424		35.0%	1.8%		1.6

Total	$296,719	$666,819		100.0%	3.9%		2.0

Note:	The Company capitalized interest of $3.8 million and $15.4 million during the quarter and year ended December 31, 2008, respectively.

(1)	Rate as of December 31, 2008.

(2)	Rate is fixed by an interest rate swap.

(3)	On February 10, 2009, the CH1 Construction Loan was paid off and the ACC4 Term Loan increased to $250.0 million.

Credit Facility

On August 7, 2007, we entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $433.4 million and $200.0 million was outstanding as of December 31, 2008 and 2007, respectively. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million, leaving $10.6 million available to be drawn as of December 31, 2008. The agent for the lender has the right to ask for a new appraisal which could change our borrowing capacity .The Credit Facility is secured by VA3, VA4, ACC2 and ACC3.

Upon consent of the lender, the Line of Credit may be increased by up to $200.0 million depending on certain factors, including the value of, and debt service on, the properties included in our borrowing base. In order to take advantage of all of the $200.0 million increase in the Line of Credit, we anticipate that, among other things, we would need to add properties to the borrowing base, subject to the consent of our lenders, and modify the pricing terms of the Credit Facility. The Line of Credit matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to us paying an extension fee of $0.4 million and other customary conditions. The agent for the lender has the right to ask for a new appraisal which could change our borrowing capacity. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

Four of our operating properties—VA3, VA4, ACC2 and ACC3—comprise our current borrowing base with an aggregate book value of $586.9 million as of December 31, 2008, along with the assignments of rents and leases at these properties. In addition, we may in the future choose to add some or all of the other properties that we acquired upon the completion of the IPO or other properties that we may acquire or develop in the future to the borrowing base in order to, among other things, increase the amount that we may borrow under the revolving facility. Once added to the borrowing base, properties may be removed only with the approval of our lenders.

ACC3 Mortgage Loan

As part of the Credit Facility financing, the Company repaid a mortgage loan on ACC3 totaling $125.2 million in the third quarter of 2007 and wrote off the remaining unamortized deferred financing cost balance of $1.4 million.

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan relating to the refinancing of CH1 (the “CH1 Construction Loan”), of which $133.4 million and $96.7 million was outstanding at December 31, 2008 and 2007, respectively. This loan was paid off on February 10, 2009.

ACC4 Term Loan

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan secured by ACC4 with a syndicate of lenders (the “ACC4 Term Loan”). We have the option to increase the amount of the loan by up to an additional $150 million at any time during the eighteen-month period following the closing date, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other conditions are met. We increased this loan to $250.0 million on February 10, 2009 through the exercise of the loan’s “accordion” feature. We utilized the loan proceeds to pay off the CH1 Construction Loan of $135.1 million and fund a portion of the Company’s development of the first phase of ACC5.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. Borrowings under the loan will bear interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the one-year extension option. We may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the one-year extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009, and may be prepaid in whole or in part without penalty at any time after October 24, 2009, subject to the payment of certain LIBOR rate breakage fees. During the extension period, the quarterly principal installment payments increase to $2.0 million.

The Operating Partnership and its subsidiaries’ investments in development projects (as defined in the credit agreement) is limited to $1 billion, provided that the Operating Partnership and its subsidiaries shall not at anytime have more than five development projects (as defined in the credit agreement) ongoing.

The Operating Partnership has guaranteed for the benefit of the lenders under the credit agreement the payment of $100.0 million of the principal amount of the ACC4 Term Loan plus all outstanding interest, and is also liable for certain costs under the loan. As of December 31, 2008, $100.0 million was outstanding under the ACC4 Term Loan.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the credit agreements require that certain financial covenants are adhered to, including, without limitation, the following:

•	The Company must maintain the following minimum debt service coverage ratios:

•	October 24, 2008 to March 31, 2009—1.15 to 1;

•	April 1, 2009 to August 11, 2011—1.35 to 1;

•	August 11, 2011 to October 24, 2011—1.75 to 1; and

•	October 24, 2011 to October 24, 2012—2 to 1 (to the extent that the Company exercises the one-year extension option on the ACC4 Term Loan).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the terms of the loans.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the terms of the loans.

•

Minimum consolidated tangible net worth (as defined in the respective credit agreements) of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after October 24, 2008) during the terms of the loans.

•	For the Credit Facility exclusively, a borrowing base covenant limits the amount available on the Line of Credit to 65% of the appraised value of the secured properties.

In addition, the Credit Facility contains other customary covenants. As of December 31, 2008, we were in compliance with all covenants.

Debt Maturity Schedule as of December 31, 2008

($ in thousands)

Year	Amounts	% of Total	Rates (4)
2009 (1)	$133,395	20.0%	3.2%
2010 (2)	233,424	35.0%	1.8%
2011 (3)	300,000	45.0%	5.9	%(5)

Total	$666,819	100.0%	3.9%

(1)	This loan matures on December 20, 2009 subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary covenants. The loan was paid off on February 10, 2009.

(2)	Amount outstanding on the Company’s $275 million floating rate Line of Credit which matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base covenant based on the initial appraised values of our Safari properties limits the amount available to $244 million.

(3)	$200 million Safari Term Loan matures on August 7, 2011 with no extension option. $100 million ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. ACC4 Term Loan increased to $250 million on February 10, 2009.

(4)	Rate as of December 31, 2008.

(5)	Rate on $200 million Safari Term Loan is fixed at 6.5% by an interest rate swap.

8. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of the Credit Facility effective August 17, 2007 with a maturity date of August 7, 2011. This swap agreement effectively fixes the interest rate on $200.0 million of the Credit Facility at

4.997% plus the credit spread of 1.5%. We have designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap has been recorded in other comprehensive income (loss) and will be reclassified into interest expense as the hedged forecasted interest payments are recognized. Any ineffective portion of the hedging relationship will be recorded directly to earnings.

As of December 31, 2008 and 2007, the cumulative reduction in fair value of the interest rate swap of $17.8 million and $7.9 million, respectively, was recognized as a liability in prepaid rents and other liabilities and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness. Within the next twelve months, we expect to recognize interest of $6.9 million currently recorded in accumulated other comprehensive loss.

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

9. Related Party Transactions

Prior to the closing of the IPO on October 24, 2007:

•

DFD Technical Services LLC (DFTS) was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $1.4 million for the period from January 1, 2007 to October 23, 2007 and $0.5 million for the year ended December 31, 2006.

•

DuPont Fabros Development LLC (DFD) earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.4 million for the period from January 1, 2007 to October 23, 2007 and $0.1 million for the year ended December 31, 2006.

•

DFD bookkeeping fees incurred with DFD totaled less than $0.1 million for the period from January 1, 2007 to October 23, 2007 and for the year ended December 31, 2006 and are included in general and administrative expenses in the accompanying consolidated statements of operations.

•

DFD was reimbursed for salaries and overhead expenses related to operation management totaling $1.1 million for the period from January 1, 2007 to October 23, 2007 and $0.2 million for the year ended December 31, 2006. These fees are included in property operating costs in the accompanying consolidated statements of operations.

•

DFD was paid leasing commissions, which were capitalized and amortized over the term of the lease. Leasing commissions were determined based on approximately 5% of the total rental revenue of the executed lease. $0 was incurred for the period from January 1, 2007 to October 23, 2007 and $4.5 million was incurred for the year ended December 31, 2006.

•

DFD was paid development and construction management fees, which were capitalized, for their services in the development of properties and build-out of the infrastructure. $0 was incurred for the period from January 1, 2007 to October 23, 2007 and $2.7 million was incurred for the year ended December 31, 2006.

Subsequent to the closing of the IPO, we have been paying rent for our headquarters building to an affiliate of Messrs. du Pont and Fateh. Rent expense for the year ended December 31, 2008 was $0.4 million and for the period from October 24, 2007 to December 31, 2007 was less than $0.1 million.

In addition, prepaid expenses and other assets includes amounts due from DFD and affiliated entities of less than $0.1 million and $0.2 million at December 31, 2008 and 2007, respectively.

Related party payables are due on demand without interest.

10. Commitments and Contingencies

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain on the initial properties as of December 31, 2007 was approximately $750.0 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

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

On August 4, 2008, we entered into a consent order with the VDEQ to resolve these matters. The order provided that we pay a $ 0.5 million civil penalty and undertake various remedial actions to bring the facilities into compliance and reduce future emissions, including installation of pollution control equipment at certain facilities, at a cost of $1.9 million, of which $1.5 million has been incurred and the remainder has been accrued at December 31, 2008. The civil penalty was paid as of December 31, 2008.

At the time of our IPO, our Executive Chairman and President and Chief Executive Officer agreed to indemnify us against certain costs that we may incur as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ, and set aside, as partial collateral for a portion of these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. We, with the approval of our disinterested directors, determined that $0.4 million of the costs incurred by us in connection with the notices of violation, including a portion of our attorney’s fees, are covered by these indemnification obligations, which they have paid as of December 31, 2008.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

11. Minority Interests

Minority interests relates to the interest in the Operating Partnership not owned by the Company. OP unitholders receive distributions per unit equivalent to the per share distributions made to the Company’s common shareholders. Minority interests are adjusted for income, losses and distributions allocated to OP units not held by the Company. In the event of changes in common equity, an adjustment to minority interests in the Operating Partnership is recorded to reflect the Company’s increased or decreased ownership interest in the

Operating Partnership. Upon completion of our IPO and contribution of the net proceeds to the Operating Partnership, minority interests owned 31,162,272 OP units, or 46.8% of the Operating Partnership. Limited partners have the right to tender their units for redemption. The units can be exchanged for cash based on the fair market value of the Company’s common shares or at the election of the Company for common shares which have been registered. The redemption value of our minority interests (31,162,272 OP Units) at December 31, 2008 was $64.5 million, based on the closing share price of $2.07.

During the fourth quarter of 2007, the Company issued 341,145 fully vested LTIP units at $20.80 per share to certain officers, employees and consultants and recorded compensation expense of $6.4 million. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as units of our Operating Partnership, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units will not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of December 31, 2008, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

12. Stockholders’ Equity

We completed our initial public offering of our common shares (the “IPO”) on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions and financial advisory fees and other offering costs, were $676.9 million.

In connection with the IPO, we issued 377,833 shares of common stock at $21.00 per share to directors, employees and consultants in October 2007, of which 306,404 were vested as of December 31, 2007 and 71,429 vested in 2008. We recorded compensation expense of $8.6 million in 2007.

On December 14, 2007, we declared a dividend of $0.15 per share that was paid on January 11, 2008 to shareholders of record as of December 28, 2007. We recorded a payable as of December 31, 2007 of $10.0 million for this dividend and distribution. The dividend was classified for 2007 income tax purposes as a 100% return of capital (unaudited) and was therefore not taxable to the shareholders of the REIT.

For the year ended December 31, 2008, the Company declared and paid the following cash dividends on a fully diluted basis:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend	Nontaxable Return of Capital Distributions
03/28/2008	04/11/2008	$0.18750	$0.15005	$0.03745
06/27/2008	07/11/2008	0.18750	0.15005	0.03745
09/26/2008	10/10/2008	0.18750	0.15005	0.03745

		$0.56250	$0.45015	$0.11235

13. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of December 31, 2008, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 842,541 share equivalents had been issued leaving 4,125,254 shares available for future issuance.

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

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	53,270	$18.00
Vested	(71,429)	$21.00
Forfeited	—	N/A

Unvested balance at December 31, 2008	53,270	$18.00

As of December 31, 2008, total unearned compensation on restricted stock was $0.8 million and the weighted average vesting period was 1.3 years.

During the year ended December 31, 2008, we issued 53,270 shares of restricted stock which had a value of $1.0 million on the grant dates, and 71,429 shares vested at a value of $1.3 million on the vesting dates.

14. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of income (loss) per share of common stock (in thousands):

	December 31, 2008	October 24, 2007 to December 31, 2007
Numerator:
Net Income (loss)	$19,082	$(99,306)
Adjustments to minority interests	—	93

Numerator for basic earnings (loss) per share	19,082	(99,213)
Adjustments to minority interests	—	—

Numerator for diluted earnings (loss) per share	$19,082	$(99,213)

Denominator:
Weighted average shares	35,477	35,453
Unvested restricted stock	(48)	(71)

Denominator for basic income per share	35,429	35,382
Effect of dilutive securities	—	—

Denominator for diluted earnings per share—adjusted weighted average	35,429	35,382

For the year ending December 31, 2008, approximately 0.4 million shares of unvested and restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For the period from October 24, 2007 to December 31, 2007, approximately 0.4 million shares of unvested and restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

15. Employee Benefit Plan

Upon completion of the IPO, we established a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees will be able to participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. Our contributions vest immediately. During the year ended December 31, 2008 and the period from October 24, 2007 to December 31, 2007, we contributed $0.2 million and less than $0.1 million, respectively, to the 401(k) Plan.

16. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FASB Staff Position No. FAS 157-1 (“FSP 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and (2) FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157. FSP 157-1 excludes FASB Statement No. 13,

Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope. FSP 157-2 partially defers SFAS No. 157’s effective date to January 1, 2009 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer implementation of SFAS No. 157 for non-financial assets and liabilities which is primarily our real estate assets.

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

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall. These liabilities are recorded in prepaid rents and other liabilities in the consolidated balance sheet.

(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities
Derivative financial instruments	$—	$17,767	$—	$17,767

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2008:

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the consolidated balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•

Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the balance sheet approximates fair value because of the short-term nature of these amounts.

•

Debt: The combined balance of our Line of Credit and mortgage notes payable was $666.8 million with a fair value of $669.8 million as of December 31, 2008 based on the Company’s most recent financings.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2008 and 2007 (in thousands except share data):

	The Company
	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$47,530	$42,918	$42,068	$41,148
Income before minority interests	6,596	7,881	11,163	10,520
Net income	3,453	4,149	5,914	5,566
Net income per common share—basic	0.10	0.12	0.17	0.16
Net income per common share—diluted	0.10	0.12	0.17	0.16
Weighted average shares of common stock outstanding—basic	35,441,987	35,436,020	35,418,119	35,417,727
Weighted average shares of common stock outstanding—diluted	35,441,987	35,455,303	35,439,836	35,418,600

	The Company		The Predecessor
	For the period from October 24, 2007 through December 31, 2007		For the period from October 1, 2007 through October 23, 2007	Three months ended
				September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$25,871		$5,983	$16,869	$6,395	$6,156
Income (loss) before minority interests	(186,548	)(1)	(615)	(2,053)	552	497
Net income (loss)	(99,306)		(615)	(2,053)	552	497
Net loss per common share—basic and diluted	(2.80)		N/A	N/A	N/A	N/A
Weighted average shares of common stock outstanding—basic and diluted	35,382,404		N/A	N/A	N/A	N/A

(1)	Includes $176.5 million for the acquisition of service agreements and $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007.

18. Subsequent Events

OP Unit Redemption

From January 1, 2009 through February 24, 2009, holders of 3,939,929 OP units elected to redeem these units. The Company had the option to pay the OP unitholders with cash or issue shares of its common stock. The Company elected to issue 3,939,929 shares of its common stock.

ACC5 Loan

On February 6, 2009 (the “Closing Date”), the Company entered into a construction loan agreement (the “ACC5 Loan”) under which the lender agreed to lend up to $25 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5 and a $4 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010 (such period, the “Initial Term”). Upon execution of the ACC5 Loan, the Company drew down $5 million under the loan.

Under a separate agreement dated February 6, 2009, the Company may extend the maturity date of the ACC5 Loan for two years (the “First Extension Term”) if a certificate of occupancy has been issued by February 6, 2010, the Company has complied with all payment terms and there is no event of default. The Company also may extend for two additional one year periods if the Company has complied with all payment terms, there is no event of default and there is no material adverse change in the market value of ACC5. If the maturity date is extended for the First Extension Term, the Company must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the First Extension Term, would fully amortize the unpaid principal balance of the ACC5 Loan in 180 equal payments.

In connection with the ACC5 Loan, the Company executed a Deed of Trust which provides, among other things, that the lender may declare the borrowings under the agreement immediately due if the Company sells or transfers ACC5. The Deed of Trust also provides for customary events of default, including failure to pay a sum due or defects in the collateral under the Deed of Trust that are not cured prior to the expiration of the applicable notice and cure period. Upon the occurrence of an event of default and following the expiration of the applicable notice and cure period, the lender may, among other things, accelerate the obligation and declare amounts outstanding to be immediately due and payable, withhold disbursements and take possession of ACC5.

In connection with the ACC5 Loan, the Operating Partnership has agreed to guaranty obligations to pay to the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

SC1 Loan

On February 6, 2009, the Company received a $5 million term loan (the “SC1 Loan”) that is secured by SC1, bears interest at a fixed rate of 12% per annum and matures on February 6, 2010.

Under a separate agreement dated February 6, 2009, the Company may extend the maturity date of the SC1 Loan for two years (the “SC1 First Extension Term”) if the Company has complied with all payment terms and there is no event of default. The Company also may extend for two additional one year periods if the Company has complied with all payment terms, there is no event of default and there is no material adverse change in the market value of SC1. If the maturity date is extended for the SC1 First Extension Term, the Company must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the SC1 First Extension Term, would fully amortize the unpaid principal balance of the SC1 Loan in 180 equal payments.

In connection with the SC1 Loan, the Operating Partnership has agreed to guaranty obligations to pay to the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

On February 10, 2009, the Company received an additional $150 million in borrowings under an “accordion” feature of the ACC4 Term Loan, which was entered into on October 24, 2008. Approximately $135.1 million of the additional borrowings were used to repay in full the CH1 Construction Loan. In connection with the exercise of the accordion feature, the parties entered into an amendment to the ACC4 Term Loan which provides that another subsidiary of the Company will guaranty the obligations under the ACC4 Term Loan and this guaranty in turn will be secured by CH1. Under the terms of the amendment, CH1 will be released as security if the Company makes a principal reduction payment of $50 million and there is no event of default. Under the terms of the amendment, if the maturity date of the ACC4 Term Loan is extended from October 24, 2011 to October 24, 2012, the quarterly installments of principal will increase from $0.5 million to $2.0 million during the extension period.

Stock Compensation Plan (unaudited)

On February 26, 2009, the compensation committee of the Company’s board of directors granted incentive compensation awards to employees of the Company consisting of 0.6 million shares of restricted stock and options to purchase 1.3 million shares of its common stock, in the aggregate. One-third of these vest on each of March 1, 2010, 2011 and 2012, so long as the recipients remain employed with the Company. The options have a life of 10 years.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Encum- brances		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2008			Accumulated Depreciation at December 31, 2008	Year Built/ Renovated	Year Acquired
			Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties
ACC2		(1)	$2,500	$157,100	$—	$1,198	$2,500	$158,298	$160,798	$(9,414)	2005	2001
ACC3		(1)	1,071	—	—	94,004	1,071	94,004	95,075	(9,081)	2006	2001
ACC4	100,000		6,600	532,341	—	1,262	6,600	533,603	540,203	(22,525)	2006	2006
VA3		(1)	10,000	172,882	—	686	10,000	173,568	183,568	(11,836)	2003-2004	2003
VA4		(1)	6,800	140,575	—	45	6,800	140,620	147,420	(8,328)	2005	2005
CH1—Phase I	133,395		12,646	177,137		—	12,646	177,137	189,783	(2,485)	2007-2008	2007

Subtotal	$666,819		39,617	1,180,035	—	97,195	39,617	1,277,230	1,316,847	(63,669)

Development Properties
CH1—Phase II	—		10,966	4,283	—	7,782	10,966	12,065	23,031	—	2007-2009	2007
ACC5 and ACC6	—		11,960	—	—	143,556	11,960	143,556	155,516	—	2007-2009	2007
NJ1	—		8,623	—	—	146,847	8,623	146,847	155,470	—	2007-2009	2007
SC1	—		23,304	—	—	86,386	23,304	86,386	109,690	—	2007-2009	2007
ACC7	—		4,174	—	—	—	4,174	—	4,174	—	2007-2009	2007

Subtotal	—		59,027	4,283	—	384,571	59,027	388,854	447,881	—

Grand Total	$666,819		$98,644	$1,184,318	$—	$481,766	$98,644	$1,666,084	$1,764,728	$(63,669)

(1)	Properties pledged as collateral for the Credit Facility which has an outstanding balance of $433.4 million as of December 31, 2008.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Real estate assets
Balance, beginning of period	$1,374,117	$94,471	$16,760
Additions—property acquisitions	—	1,168,262	—
—improvements	390,611	111,384	77,711

Balance, end of period	$1,764,728	$1,374,117	$94,471

Accumulated depreciation
Balance, beginning of period	$17,672	$2,442	$788
Additions—depreciation	45,997	15,230	1,654

Balance, end of period	$63,669	$17,672	$2,442

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to DFT, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

DuPont Fabros Technology, Inc.’s (“DFT”) management is responsible for establishing and maintaining adequate internal control over financial reporting for DFT. DFT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. DFT’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of DFT; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of DFT are being made only in accordance with authorizations of management and directors of DFT; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of DFT’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DFT’s management assessed the effectiveness of DFT’s internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by DFT’s management, we determined that DFT’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of DFT’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, DFT’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2009 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plan”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Committees and Meetings of Our Board of Directors”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) with respect to the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009.

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

Schedule III — Consolidated Real Estate and Accumulated Depreciation.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

Exhibit No.		Description
(3)		Articles of Incorporation and Bylaws:

	3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

(10)		Material Contracts:

	10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)
10.14	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.15	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.16	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.17	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

Exhibit No.	Description

10.18	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.19	First Amendment to Loan Agreement, by and between Tarantula Ventures LLC and Lehman Brothers Inc., dated October 24, 2007 (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.20	Indemnity Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.21	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2007 (Registration No. 001-33748).)

10.22	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.23	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.24	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)
10.25	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.26	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.27	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

Exhibit No.		Description

	10.28	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.29	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.30	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.31	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.32	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

(10)		Executive Compensation Plans and Arrangements:

	10.33	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.34	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.35	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)
	10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.37	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.38	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.39	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.40	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description

10.41	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.42	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.43	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Chief Accounting Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAMMOT J. DU PONT Lammot J. du Pont	Executive Chairman of the Board of Directors	February 27, 2009

/S/ HOSSEIN FATEH Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ MARK L. WETZEL Mark L. Wetzel	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2009

/S/ JEFFREY H. FOSTER Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/S/ MARK AMIN Mark Amin	Director	February 27, 2009

/S/ MICHAEL A. COKE Michael A. Coke	Director	February 27, 2009

/S/ THOMAS D. ECKERT Thomas D. Eckert	Director	February 27, 2009

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	February 27, 2009

/S/ JOHN H. TOOLE John H. Toole	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.		Description
(3)		Articles of Incorporation and Bylaws:

	3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

(10)		Material Contracts:

	10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.14	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.15	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.16	Form of Indemnity Agreement by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Lammot J. du Pont and Hossein Fateh (Incorporated by reference to Exhibit 10.20 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.17	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.18	Loan Agreement by and between Tarantula Ventures LLC and Lehman Brothers Holdings Inc., dated February 28, 2007 (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.19	First Amendment to Loan Agreement, by and between Tarantula Ventures LLC and Lehman Brothers Inc., dated October 24, 2007 (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.20	Indemnity Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.21	Indemnification Agreement by Lammot J. du Pont and Hossein Fateh for the benefit of the Registrant and DuPont Fabros Technology, L.P., dated October 24, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2007 (Registration No. 001-33748).)

10.22	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.23	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.24	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.25	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.26	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.27	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

Exhibit No.		Description
	10.28	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.29	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.30	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.31	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.32	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

(10)		Executive Compensation Plans and Arrangements:

	10.33	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.34	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.35	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

	10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.37	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.38	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.39	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.40	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.41	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.42	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.43	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.