Form 10-Q
period 2009-03-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-05-05
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☐	Accelerated filer	☒
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value per share	40,521,442

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Income producing property:
Land	$40,778	$39,617
Buildings and improvements	1,282,845	1,277,230

	1,323,623	1,316,847
Less: accumulated depreciation	(76,092)	(63,669)

Net income producing property	1,247,531	1,253,178
Construction in progress and land held for development	447,290	447,881

Net real estate	1,694,821	1,701,059
Cash and cash equivalents	33,077	53,512
Restricted cash	24,320	134
Rents and other receivables	1,717	1,078
Deferred rent	42,577	39,052
Lease contracts above market value, net	18,497	19,213
Deferred costs, net	45,347	42,917
Prepaid expenses and other assets	6,563	7,798

Total assets	$1,866,919	$1,864,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$233,233	$233,424
Mortgage notes payable	480,000	433,395
Accounts payable and accrued liabilities	13,432	13,257
Construction costs payable	33,590	82,241
Lease contracts below market value, net	35,974	38,434
Prepaid rents and other liabilities	29,594	27,075

Total liabilities	825,823	827,826
Redeemable noncontrolling interests – operating partnership	418,104	484,768
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 40,253,442 shares issued and outstanding at March 31, 2009 and 35,495,257 shares issued and outstanding at December 31, 2008	40	35
Additional paid in capital	711,568	641,819
Accumulated deficit	(78,338)	(80,224)
Accumulated other comprehensive loss	(10,278)	(9,461)

Total stockholders’ equity	622,992	552,169

Total liabilities and stockholders’ equity	$1,866,919	$1,864,763

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2009	2008
Revenues:
Base rent	$26,645	$25,831
Recoveries from tenants	16,742	12,461
Other revenue	3,432	2,856

Total revenues	46,819	41,148

Expenses:
Property operating costs	15,200	10,517
Real estate taxes and insurance	1,250	885
Depreciation and amortization	13,658	12,014
General and administrative	3,167	2,448
Other expenses	2,894	2,325

Total expenses	36,169	28,189

Operating income	10,650	12,959
Interest income	158	47
Interest:
Expense incurred	(5,407)	(2,112)
Amortization of deferred financing costs	(2,144)	(374)

Net income	3,257	10,520
Net income attributable to redeemable noncontrolling interests – operating partnership	(1,371)	(4,954)

Net income attributable to controlling interests	$1,886	$5,566

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.05	$0.16

Weighted average common shares outstanding	37,101,648	35,417,727

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.05	$0.16

Weighted average common shares outstanding	37,101,648	35,418,600

Dividends declared per common share	$—	$0.1875

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
	Number	Amount

Balance at December 31, 2008	35,495,257	$35	$641,819	$(80,224)		$(9,461)	$552,169

Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				1,886	$1,886		1,886
Other comprehensive income attributable to controlling interests – change in fair value of interest rate swap					330	330	330

Comprehensive income attributable to controlling interests					$2,216

Redemption of Operating Partnership units	4,151,092	4	64,596				64,600

Issuance of stock awards	607,632	1	—				1

Retirement of stock awards	(539)	—	(3)				(3)

Amortization of deferred compensation			312				312

Adjustment to redeemable noncontrolling interests – operating partnership			4,844			(1,147)	3,697

Balance at March 31, 2009	40,253,442	$40	$711,568	$(78,338)		$(10,278)	$622,992

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months ended March 31,
	2009	2008
Cash flow from operating activities
Net income	$3,257	$10,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,658	12,014
Straight line rent	(3,525)	(7,895)
Amortization of loan costs	2,140	374
Amortization of lease contracts above and below market value	(1,744)	(1,744)
Compensation paid with Company common shares	312	349
Changes in operating assets and liabilities
Restricted cash	(186)	—
Rents and other receivables	(639)	(3,292)
Deferred costs	(1,944)	(91)
Prepaid expenses and other assets	630	371
Accounts payable and accrued liabilities	175	2,044
Prepaid rents and other liabilities	3,106	76

Net cash provided by operating activities	15,240	12,726

Cash flow from investing activities
Investments in real estate – development	(51,518)	(25,510)
Interest capitalized for real estate under development	(1,642)	(2,928)
Improvements to real estate	(726)	—
Additions to non-real estate property	(47)	(211)

Net cash used in investing activities	(53,933)	(28,649)

Cash flow from financing activities
Line of credit:
Proceeds	—	14,000
Repayments	(191)	—
Mortgage notes payable:
Proceeds	181,726	11,861
Lump sum payoffs	(135,121)	—
Escrowed proceeds	(24,000)	—
Offering costs	—	(66)
Payments of financing costs	(4,156)	(33)
Dividends and distributions:
Common shares	—	(5,318)
Redeemable noncontrolling interests – operating partnership	—	(4,726)

Net cash provided by financing activities	18,258	15,718

Net decrease in cash and cash equivalents	(20,435)	(205)
Cash and cash equivalents, beginning	53,512	11,510

Cash and cash equivalents, ending	$33,077	$11,305

Supplemental information:
Cash paid for interest, net of amounts capitalized	$5,534	$1,715

Loan costs capitalized for real estate under development	$405	$538

Construction costs payable capitalized to real estate	$9,181	$3,875

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (“we”, “us”, the “Company” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and, as of March 31, 2009, own 59.8% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Through the Operating Partnership as of March 31, 2009, we hold a fee simple interest in six operating data centers—referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties under development—referred to as ACC5, NJ1 and SC1, and land that may be used to develop two additional data centers—referred to as ACC6 and ACC7. In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. In the first quarter of 2009, we resumed construction at ACC5 and currently expect Phase I of ACC5 to be completed in the third quarter 2009. For more information regarding these properties, see Note 3 of the notes to consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Form 10-K. See Form 10-K for a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $12.5 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended March 31, 2009 and 2008. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, we would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2009 and 2008.

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of March 31, 2009, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $2.1 million, which includes a $1.0 million write-off of unamortized loan costs due to the payoff of the CH1 Construction Loan (see Note 5) and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. Balances, net of accumulated amortization, at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Financing costs	$17,026	$15,207
Accumulated amortization	(5,118)	(4,910)

Financing costs, net	$11,908	$10,297

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4 under SFAS No. 141, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended March 31, 2009 and 2008. Balances, net of accumulated amortization, at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Leasing costs	$41,493	$39,549
Accumulated amortization	(8,054)	(6,929)

Leasing costs, net	$33,439	$32,620

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2009 and December 31, 2008, the fuel inventory was $1.4 million and $1.5 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(4,603)	(3,887)

Lease contracts above market value, net	$18,497	$19,213

	March 31, 2009	December 31, 2008
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(15,926)	(13,466)

Lease contracts below market value, net	$35,974	$38,434

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of March 31, 2009 and December 31, 2008, no allowance was considered necessary.

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

Other Revenue

Other revenue primarily consists of services provided to our tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by the Company (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units and issuances of shares of the Company’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 8). The redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2009 (dollars in thousands).

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2008	31,162,271	$484,768
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	1,371	$1,371
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership – change in fair value of interest rate swap	—	262	262

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership			$1,633

Redemption of OP units	(4,151,092)	(64,600)
Adjustment to redeemable noncontrolling interests – operating partnership	—	(3,697)

Balance at March 31, 2009	27,011,179	$418,104

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the consolidated statement of stockholders’ equity, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships attributable to controlling interests.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to controlling interests for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income attributable to controlling interests for the period by the weighted average number of common and dilutive securities outstanding during the period using the treasury stock method.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. Also, in April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to address initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets arising from contingencies in a business combination. The Company adopted these standards on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. We adopted this standard on January 1, 2009 and as part of our adoption of SFAS No. 160, we have retroactively adopted the measurement provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries with a separate disclosure on the face of the consolidated statements of operations attributing that income between controlling and redeemable noncontrolling interests. Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section. The adoption of SFAS No. 160 did not result in the re-classification of the redeemable noncontrolling interests – operating partnership held by third parties to a component within “stockholders’ equity.”

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this standard on January 1, 2009 (see Note 6).

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The Company adopted this standard on January 1, 2009, and its adoption did not have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP is effective for the Company in the second quarter of 2009 and is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The FSP is effective for the company in the second quarter of 2009 and will not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at March 31, 2009:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,298	$—	$160,798
ACC3	Ashburn, VA	1,071	94,004	—	95,075
ACC4	Ashburn, VA	6,600	533,680	—	540,280
VA3	Reston, VA	10,000	173,569	—	183,569
VA4	Bristow, VA	6,800	141,723	—	148,523
CH1, Phase I	Elk Grove Village, IL	13,807	181,571	—	195,378

		40,778	1,282,845	—	1,323,623
Construction in progress and land held for development	(1)	—	—	447,290	447,290

		$40,778	$1,282,845	$447,290	$1,770,913

(1)	Properties located in Ashburn, VA (ACC5, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Leases

For the three months ended March 31, 2009 and 2008, the following tenants comprised more than 10% of our consolidated revenue:

	Microsoft	Yahoo!
Three months ended March 31, 2009	35.0%	35.6%
Three months ended March 31, 2008	32.6%	38.1%

As of March 31, 2009, these two tenants accounted for $0.7 million and less than $0.1 million of rents and other receivables and $11.5 million and $11.3 million of deferred rent, respectively. As of March 31, 2008, these two tenants accounted for $0.6 million and $0.3 million of rents and other receivables and $9.0 million and $5.4 million of deferred rent, respectively. The Company does not hold security deposits from these tenants. The majority of tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

5. Debt

Debt Summary as of March 31, 2009 and December 31, 2008

($ in thousands)

	December 31, 2008	March 31, 2009
	Amounts	Amounts	% of Total	Rates (1)	Maturities (years)
Secured	$666,819	$713,233	100.0%	4.3%	2.0
Unsecured	—	—	—	N/A	N/A

Total	$666,819	$713,233	100.0%	4.3%	2.0

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	$200,000	28.0%	6.5%	2.4
ACC5 Loan	—	25,000	3.5%	12.0%	0.9
SC1 Loan	—	5,000	0.7%	12.0%	0.9

Fixed Rate Debt	200,000	230,000	32.2%	7.2%	2.2

Floating Rate Debt:
Line of Credit (2)	233,424	233,233	32.7%	1.8%	1.4
ACC4 Term Loan	100,000	250,000	35.1%	4.0%	2.6
CH1 Construction Loan	133,395	—	—	—	—

Floating Rate Debt	466,819	483,233	67.8%	3.0%	2.0

Total	$666,819	$713,233	100.0%	4.3%	2.0

Note: The Company capitalized interest of $2.0 million during the quarter ended March 31, 2009.

(1)	Rate as of March 31, 2009.
(2)	Collateral includes VA3, VA4, ACC2 and ACC3.
(3)	Rate is fixed by an interest rate swap.

Credit Facility

On August 7, 2007, we entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $433.2 million and $433.4 million was outstanding as of March 31, 2009 and December 31, 2008, respectively. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million, leaving $10.8 million available to be drawn as of March 31, 2009. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility. The Credit Facility is secured by VA3, VA4, ACC2 and ACC3, along with the assignments of rents and leases at these properties. These properties comprise the borrowing base, with an aggregate gross book value of $588.0 million as of March 31, 2009.

The Line of Credit matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to, among other things, the payment of an extension fee of $0.4 million, there being no existing event of default and, at the option of the agent of the lenders, an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity. As of March 31, 2009, borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend. As of March 31, 2009, the Safari Term Loan bears interest at LIBOR plus 150 basis points; however, interest has been fixed at 6.497% through maturity via an interest rate swap.

ACC4 Term Loan

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan secured by ACC4 with a syndicate of lenders (the “ACC4 Term Loan”). The loan includes an “accordion” feature that gave us the option to increase the amount of the loan by up to an additional $150.0 million at any time during the eighteen-month period following the closing date, to the extent that we obtain commitments for the additional amount and certain other conditions are met. We increased this loan to $250.0 million on February 10, 2009 using this feature. We utilized the accordion loan proceeds to pay off the CH1 Construction Loan, defined below, of $135.1 million and fund a portion of the development of the first phase of ACC5.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. As of March 31, 2009, the ACC4 Term Loan bears interest at LIBOR plus 350 basis points.

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of March 31, 2009, borrowings under the ACC5 Loan were $25.0 million.

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

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, the undeveloped land on which SC2 would be located, and the same $4 million cash deposit that secures the ACC5 loan, bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We used these proceeds to pay a portion of our construction cost payable related to SC1.

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

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan relating to the refinancing of CH1 (the “CH1 Construction Loan”). This loan was paid off on February 10, 2009, resulting in a $1.0 million write-off of unamortized loan costs.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of March 31, 2009, we were in compliance with all covenants.

A summary of the Company’s debt maturity schedule as of March 31, 2009 is as follows:

Debt Maturity Schedule as of March 31, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	233,233	(3)	263,233	36.9%	3.0%
2011	200,000	(2)	250,000	(4)	450,000	63.1%	5.1%

Total	$230,000		$483,233		$713,233	100.0%	4.3%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.
(2)	Matures on August 7, 2011 with no extension option.
(3)	Amount outstanding on the Company’s $275 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.
(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions.
(5)	Rate as of March 31, 2009.

6. Derivative Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	1	$200,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands).

	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid rents and other liabilities	$17,175	Prepaid rents and other liabilities	$17,767

Total derivatives designated as hedging instruments under SFAS 133		$17,175		$17,767

The table below presents the effect of the Company’s derivative financial instrument on the consolidated statements of operations for the three months ended March 31, 2009 (in thousands).

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI and Redeemable Noncontrolling Interests – Operating Partnership on Derivative (Effective Portion)	Loss Reclassified from Accumulated OCI and Redeemable Noncontrolling Interests – Operating Partnership into Interest Expense (Effective Portion)		Gain or (Loss) Recognized into Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location on Income Statement	Amount	Location on Income Statement	Amount
Interest Rate Swaps	$592	Interest expense	$2,220	Interest expense	$0

Amounts reported in accumulated other comprehensive income and redeemable noncontrolling interests – operating partnership related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.4 million will be reclassified either into earnings as an increase to interest expense or capitalized as part of a development asset.

Credit-risk-related Contingent Features

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

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $18.5 million. As of March 31, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreement at its termination value of $18.5 million.

7. Commitments and Contingencies

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

8. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than the Company. As of March 31, 2009, the owners of redeemable noncontrolling interests in the Operating Partnership owned 27,011,179 OP units, or 40.2% of the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Company’s common stock. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of the Company’s common stock. The Company may elect to redeem tendered OP units for cash or for shares of the Company’s common stock. During the three months ended March 31, 2009, 4,151,092 OP units were redeemed and the Company elected to issue 4,151,092 shares of its common stock in exchange for the tendered OP units, representing approximately 13% of the 31,162,271 OP units held by redeemable noncontrolling interests at December 31, 2008. Following the above-described redemptions, the redemption value of the redeemable noncontrolling interests at March 31, 2009 and December 31, 2008 was $185.8 million and $64.5 million, respectively, based on the closing share price of the Company’s common stock of $6.88 and $2.07, respectively.

The Company has 341,145 fully vested LTIP units outstanding as of March 31, 2009, which are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit profit distributions as units of our Operating Partnership, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units do not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of March 31, 2009, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

9. Stockholders’ Equity

On February 26, 2009, the Company issued 607,632 shares of restricted stock to employees, which vest in equal increments on March 1, 2010, March 1, 2011 and March 1, 2012.

During the three months ended March 31, 2009, OP unitholders redeemed 4,151,092 OP units in exchange for 4,151,092 shares of common stock.

10. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of March 31, 2009, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 2,724,869 share equivalents had been issued as of such date leaving 2,242,926 shares available for future issuance.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(7,979)	$18.15
Forfeited	—	N/A

Unvested balance at March 31, 2009	652,923	$6.02

During the three months ended March 31, 2009, we issued 607,632 shares of restricted stock which had a value of $3.1 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the three months ended March 31, 2009, 7,979 shares of restricted stock vested at a value of less than $0.1 million on the vesting date.

As of March 31, 2009, total unearned compensation on restricted stock was $3.7 million, and the weighted average vesting period was 1.9 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. These awards vest ratably over three years as long as the employee remains employed with the Company and have 10-year contractual terms.

A summary of our stock option activity under the Plan for the three months ended March 31, 2009 is presented in the table below. A third of the outstanding stock options currently under the Plan will vest and be exercisable on each March 1, 2010, 2011 and 2012. All shares to be issued upon option exercises will be newly issued shares.

	Number of Shares Subject to Option	Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, March 31, 2009	1,274,696	$5.06

The following table sets forth the number of shares subject to option that are unvested and the weighted average fair value of these options at the grant date as of March 31, 2009 and December 31, 2008.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at March 31, 2009	1,274,696	$1.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the three months ended March 31, 2009.

Assumption
Number of options granted	1,274,696
Exercise price	$5.06
Expected term (in years)	6
Expected volatility	41%
Expected annual dividend	3.75%
Risk-free rate	2.76%

The total fair value of options granted during the three months ended March 31, 2009 was $1.9 million. As of March 31, 2009, total unearned compensation on options was $1.8 million, and the weighted average vesting period was 1.9 years.

11. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Numerator:
Net income attributable to controlling interests	$1,886	$5,566
Adjustments to redeemable noncontrolling interests	—	(2)

Numerator for basic earnings per share	1,886	5,564
Adjustments to redeemable noncontrolling interests	—	—

Numerator for diluted earnings per share	$1,886	$5,564

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Denominator:
Weighted average shares	37,377,668	35,454,897
Unvested restricted stock	(276,020)	(37,170)

Denominator for basic income per share	37,101,648	35,417,727
Effect of dilutive securities	—	873

Denominator for diluted earnings per share – adjusted weighted average	37,101,648	35,418,600

For the three months ended March 31, 2009, approximately 2.3 million unvested stock options, shares of restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

12. Fair Value

Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FASB Staff Position No. FAS 157-1 (“FSP 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, and (2) FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157. FSP 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from SFAS No. 157’s scope. FSP 157-2 partially defers SFAS No. 157’s effective date to January 1, 2009 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have implemented SFAS No. 157 for non-financial assets and liabilities, which are primarily our real estate assets, effective January 1, 2009, and this adoption did not have a material impact on our consolidated financial statements.

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

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall. These liabilities are recorded in prepaid rents and other liabilities in the consolidated balance sheet.

(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities
Derivative financial instrument	$—	$17,175	$—	$17,175

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have five stabilized operating properties—properties that are 85% or more leased or have been in service for at least 24 months—as follows:

•	ACC2, located in Ashburn, Virginia;

•	ACC3, located in Ashburn, Virginia;

•	ACC4, located in Ashburn, Virginia;

•	VA3, located in Reston, Virginia; and

•	VA4, located in Bristow, Virginia.

We have one operating property that is not stabilized—CH1—located in Elk Grove Village, Illinois.

We have three properties under development, as follows:

•	ACC5, located in Ashburn, Virginia, Phase I of which is scheduled for completion in the third quarter 2009;

•	NJ1, located in Piscataway, New Jersey; and

•	SC1, located in Santa Clara, California.

We also own other land available for future development.

    We have temporarily suspended development at NJ1 and SC1 to conserve our liquidity. We do not plan to resume development at NJ1 or SC1 until we obtain sufficient funds to complete one or both of the projects. There is no assurance that we will be successful in obtaining additional funds on favorable terms or at all. The Company did not declare a dividend for the first quarter of 2009 and currently does not plan to declare a dividend in the second quarter of 2009 in order to preserve liquidity. The Company estimates 2009 dividends of approximately $0.17 to $0.23 per share to meet its 2009 REIT distribution requirement.

Our Properties

Operating Properties

The following table presents a summary of our six operating properties as of March 31, 2009:

Operating Properties

As of March 31, 2009

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	Annualized Base Rent (in thousands) (6)
Stabilized (1)
VA3	Reston, VA	2003	256,000	144,901	13.0	100%	$8,333
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	16,095
ACC2	Ashburn, VA	2001/2005	87,000	53,397	10.4	100%	11,154
ACC3	Ashburn, VA	2001/2006	147,000	79,600	13.0	100%	18,076
ACC4	Ashburn, VA	2007	307,000	172,025	36.4	100%	51,030

Subtotal - stabilized			1,027,000	539,923	82.4	100%	104,688
Completed not Stabilized
CH1 Phase I	Elk Grove Village, IL	2008	285,000	121,223	18.2	17%	3,599

Total Operating Properties			1,312,000	661,146	100.6		$108,287

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease.
(6)	Annualized base rent on a straight-lined basis for leases executed and/or amended as of April 1, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Annual base rent on a cash basis as of April 1, 2009 is $95.3 million assuming no additional leasing or changes to existing leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our operating properties for each of the ten full calendar years beginning with 2009. The information set forth in the table assumes that tenants exercise no renewal options.

Lease Expirations

As of March 31, 2009

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (2)	% of Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2009	1	27,268	4.8%	2,600	3.0%	1.2%
2010	1	66,661	11.9%	5,688	6.7%	3.8%
2011	1	14,320	2.5%	1,300	1.5%	1.0%
2012	1	15,000	2.7%	1,600	1.9%	2.4%
2013	4	50,043	8.9%	5,768	6.8%	5.5%
2014	4	32,809	5.8%	4,120	4.8%	5.3%
2015	2	68,397	12.2%	12,000	14.0%	12.8%
2016	2	54,800	9.7%	8,100	9.5%	11.2%
2017	5	70,800	12.6%	12,324	14.4%	16.3%
2018	4	75,300	13.4%	15,113	17.7%	19.7%
After 2018	7	86,891	15.5%	16,817	19.7%	20.8%

Total	32	562,289	100%	85,430	100%	100%

(1)	The operating properties have 19 tenants with 32 different lease expiration dates. Top two tenants represent 63% of annualized base rent.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	One megawatt is equal to 1,000 kW.

Development Projects

We own fee simple title to all land at our development projects. Our development projects include three data center projects under development—Phase I of ACC5 in Ashburn, Virginia; Phase I of NJ1 in Piscataway, New Jersey; and Phase I of SC1 in Santa Clara, California—and undeveloped land sufficient for the development of other data center facilities.

In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. In the first quarter of 2009, we resumed construction at ACC5 and currently expect Phase I of ACC5 to be completed in the third quarter 2009. As of March 31, 2009, Phase I of ACC5 is 57% pre-leased. We do not plan to resume development at NJ1 or SC1 until we obtain sufficient funds to complete one or both of the projects.

The following table presents a summary of our development properties as of March 31, 2009:

Development Projects

As of March 31, 2009

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
In Development

ACC5 Phase I	Ashburn, VA	150,000	85,600	18.2	$155,000 - $165,000	$132,039	57%

Projects Temporarily Suspended (6)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	127,757
SC1 Phase I	Santa Clara, CA	150,000	85,600	18.2	$240,000 - $280,000	85,132

		300,000	171,200	36.4	$440,000 - $495,000	212,889

Future Development Projects
CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,290,000	722,917	150.8		102,362

Total		1,740,000	979,717	205.4		$447,290

*	Development costs have not yet been estimated.
(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.
(5)	Amount capitalized as of March 31, 2009.
(6)	Construction temporarily suspended and includes all estimated commitments.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Revenues for the three months ended March 31, 2009 were $46.8 million. This amount includes base rent of $26.6 million, tenant recoveries of $16.8 million, which includes our property management fee, and other revenue of $3.4 million, primarily from projects for our tenants performed by our taxable REIT subsidiary. This compares to revenue of $41.1 million for the three months ended March 31, 2008. The increase of $5.7 million, or 14%, is due to the lease-up of ACC4 and CH1 after the first quarter 2008 and an increase in revenue from services provided to our tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the three months ended March 31, 2009 were $36.2 million. This compares to expenses of $28.2 million for the three months ended March 31, 2008. The increase of $8.0 million, or 28%, is primarily due to increased property operating costs with the lease-up of ACC4 and increased expenses for the non-recurring tenant projects discussed above. A portion of the increase is also due to placing Phase I of CH1 in service in August 2008, which resulted in operating expenses of $2.4 million for the three months ended March 31, 2009.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2009 was $7.6 million. This compares to interest expense of $2.5 million for the three months ended March 31, 2008. Total interest incurred for the three months ended March 31, 2009 was $9.6 million, of which $2.0 million was capitalized for the development of ACC5. This compares to total interest incurred of $6.0 million for the three months ending March 31, 2008, of which $3.5 million was capitalized. Total interest increased period over period due to higher debt balances as we incurred additional debt to fund our development obligations of ACC5. Interest capitalized decreased year over year as there was only one project under development in the first quarter of 2009 versus four projects under development in the first quarter of 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the three months ended March 31, 2009 was $1.9 million. This compares to net income attributable to controlling interests of $5.6 million for the three months ended March 31, 2008. The decrease of $3.7 million is primarily due to higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units which results in a greater percentage of net income being allocated to controlling interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net cash provided by operating activities increased by $2.5 million to $15.2 million for the three months ended March 31, 2009, as compared to $12.7 million for the corresponding period in 2008. The increase is primarily due to the lease-up of ACC4 since the year ago quarter and a decrease in rent abatements.

Net cash used in investing activities increased by $25.3 million to $53.9 million for the three months ended March 31, 2009 compared to $28.6 million for the corresponding period in 2008. Cash used in investing activities for the three months ended March 31, 2009 and 2008 primarily consisted of expenditures for the Company’s projects under development. The increase was due to the continued development of Phase I of ACC5 and the payment of construction costs on the temporarily suspended developments of NJ1 and SC1.

Net cash provided by financing activities increased by $2.6 million to $18.3 million for the three months ended March 31, 2009 compared to $15.7 million for the corresponding period in 2008. Cash provided by financing activities for the three months ended March 31, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 Term Loan, defined herein, accordion feature, $25.0 million of proceeds from the ACC5 Loan, defined herein, and $5.0 million of proceeds from the SC1 Loan, defined herein, partially offset by the pay off of the CH1 Construction Loan, defined herein, of $135.1 million, $24.0 million of loan proceeds held in escrow and payment of $4.2 million of financing costs. Cash provided by financing activities for the three months ended March 31, 2008 primarily consisted of $25.9 million of proceeds from the Credit Facility, defined herein, and the CH1 Construction Loan partially offset by the payment of $10.0 million of dividends and distributions. We paid no dividend or distributions in the first quarter of 2009.

Market Capitalization

The following table sets forth our total market capitalization as of March 31, 2009 (in thousands except per share data):

Capital Structure as of March 31, 2009

(in thousands except per share data)

Mortgage notes payable			$480,000
Line of credit			233,233

Total Debt			713,233	60.6%
Common Shares	60%	40,253
Operating Partnership (“OP”) Units	40%	27,012

Total Shares and OP Units	100%	67,265
Common Share Price at March 31, 2009		$6.88

Total Equity			462,783	39.4%

Total Market Capitalization			$1,176,016	100.0%

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

        We generally fund the cost of datacenter development from additional capital, which for future development, we would expect to obtain through secured borrowings, mezzanine financings, construction financings and the issuance of additional debt and equity securities when market conditions permit. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the additional funds necessary to complete these projects and, in turn, the amount of additional capital that we would need to raise. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

In the fourth quarter of 2008, we announced the temporary suspension of three projects under development, Phase I of each of ACC5, NJ1 and SC1, because funding from a term loan secured by ACC4 described below was less than anticipated. In the first quarter of 2009, we obtained additional financing and restarted development at ACC5. The estimated remaining cost to complete Phase I of ACC5 is approximately $26 million to $30 million as of March 31, 2009, which includes approximately $9 million accrued as construction costs payable as of March 31, 2009. As of March 31, 2009, construction costs payable also includes committed costs of approximately $24 million related to development at NJ1 and SC1 prior to the temporary suspension. We currently intend to fund these construction costs and obligations from cash on hand, including approximately $20 million of restricted cash that is available for the development of ACC5, the $11 million available under our line of credit and cash flow from our operating activities.

The estimated cost to complete Phase I of NJ1 and SC1 is approximately $250 million as of March 31, 2009. Construction of these development properties will remain suspended until we obtain additional funds. There is no assurance that we will be successful in obtaining additional funds on favorable terms or at all.

We did not declare a dividend for the first quarter of 2009 and currently do not plan to declare a dividend in the second quarter of 2009 in order to preserve liquidity. We estimate 2009 dividends of approximately $0.17 to $0.23 per share to meet our 2009 REIT distribution requirement.

A summary of our total debt and maturity schedule as of March 31, 2009 is as follows:

Debt Summary as of March 31, 2009

($ in thousands)

	Amounts	% of Total	Rates (1)	Maturities (years)
Secured	$713,233	100.0%	4.3%	2.0
Unsecured	—	—	—	—

Total	$713,233	100.0%	4.3%	2.0

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	28.0%	6.5%	2.4
ACC5 Loan	25,000	3.5%	12.0%	0.9
SC1 Loan	5,000	0.7%	12.0%	0.9

Fixed Rate Debt	230,000	32.2%	7.2%	2.2

Floating Rate Debt:
Line of Credit (2)	233,233	32.7%	1.8%	1.4
ACC4 Term Loan	250,000	35.1%	4.0%	2.6

Floating Rate Debt	483,233	67.8%	3.0%	2.0

Total	$713,233	100.0%	4.3%	2.0

Note: The Company capitalized interest of $2.0 million during the quarter ended March 31, 2009.

(1)	Rate as of March 31, 2009.
(2)	Collateral includes VA3, VA4, ACC2 and ACC3.
(3)	Rate is fixed by an interest rate swap.

Debt Maturity Schedule as of March 31, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	233,233	(3)	263,233	36.9%	3.0%
2011	200,000	(2)	250,000	(4)	450,000	63.1%	5.1%

Total	$230,000		$483,233		$713,233	100.0%	4.3%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.

(2)	Matures on August 7, 2011 with no extension option.
(3)	Amount outstanding on the Company’s $275 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.
(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions.
(5)	Rate as of March 31, 2009.

Credit Facility

On August 7, 2007, we entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $433.2 million was outstanding as of March 31, 2009. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility.

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

The Line of Credit matures on August 7, 2010, but includes an option whereby we may elect, once, to extend the maturity date by 12 months. The extension is subject to, among other things, the payment of an extension fee of $0.4 million, there being no existing event of default and, at the option of the agent of the lenders, an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

On August 15, 2007, we entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. We have designated this agreement as a hedge for accounting purposes. As of March 31, 2009, the cumulative reduction in the fair value of the interest rate swap of $17.2 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and no amounts were recognized in earnings as hedge ineffectiveness.

As of March 31, 2009, we were in compliance with all covenants in this credit agreement.

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

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of March 31, 2009, borrowings under the ACC5 Loan were $25.0 million.

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

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We used these proceeds to pay a portion of our construction cost payable related to SC1.

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

CH1 Construction Loan

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 was pledged as collateral (the “CH1 Construction Loan”). This loan was paid off on February 10, 2009.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of March 31, 2009, we were in compliance with all covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2009, including the maturities without extensions and scheduled principal repayments of our Safari Term Loan, Line of Credit, ACC4 Term Loan, ACC5 Loan and SC1 Loan (in thousands):

Obligation	2009	2010	2011-2012	2013-2014	Total
Debt:
Principal (1)	$1,500	$265,233	$446,500	$—	$713,233
Interest (2)	23,564	26,226	16,091	—	65,881
Construction costs payable (3)	33,590	—	—	—	33,590
Operating leases (4)	197	102	212	192	703

Total	$58,851	$291,561	$462,803	$192	$813,407

(1)	Amounts include aggregate principal payments only. For purposes of this table, we have not assumed any loan extensions. The ACC4 Term Loan and the Line of Credit have extension options of one year assuming payment of extension fees and meeting certain covenants. The ACC5 and SC1 Loans have extension options of up to four years upon satisfaction of certain customary conditions.

(2)	Amounts include interest expected to be incurred on the Company’s debt based on outstanding obligations as of March 31, 2009 and include capitalized interest. For floating rate debt, the current rate in effect at March 31, 2009 is assumed to be in effect through the respective maturity date of each instrument. All interest on our debt is variable rate with the exception of our Safari Term Loan which is fixed at 6.497% through an interest rate swap and the ACC5 and SC1 Loans which have interest rates of 12%.
(3)	Accrued on the Company’s consolidated balance sheet as of March 31, 2009. Includes the obligations related to NJ1 and SC1 incurred prior to the time that we suspended development.
(4)	Rent due for office space leased by the Company to house its corporate headquarters.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
	2009	2008
Net income	$3,257	$10,520
Depreciation and amortization	13,658	12,014
Less: Non real estate depreciation and amortization	(108)	(80)

FFO available to controlling and redeemable noncontrolling interests (1)	$16,807	$22,454

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

Related Party Transactions

Leasing Arrangements

As of March 31, 2009, we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and Chief Executive Officer. For the three months ended March 31, 2009 and 2008, we paid less than $0.1 million under the lease. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

Inflation

Our leases all contain annual rent increases based on a fixed percentage increase or the increase in the consumer price index. As a result, we believe that we are largely insulated from the effects of inflation. However, our general and administrative expenses can increase with inflation, most of which we do not expect that we will be able to pass along to our tenants. Additionally, any increases in the costs of development of our properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop our properties and increased depreciation expense in future periods, and, in some circumstances, we may not be able to directly pass along the increase in these development costs to our tenants in the form of higher rents.

Critical Accounting Policies

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. Also, in April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to address initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets arising from contingencies in a business combination. The Company adopted these standards on January 1, 2009, which will impact the accounting only for acquisitions occurring prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. We adopted this standard on January 1, 2009 and as part of our adoption of SFAS 160, we have retroactively adopted the measurement provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries with a separate disclosure on the face of the consolidated statements of operations attributing that income between controlling and redeemable noncontrolling interests. Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section. The adoption of SFAS 160 did not result in the re-classification of the redeemable noncontrolling interests – operating partnership held by third parties to a component within “stockholders’ equity.”

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this standard on January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The Company adopted this standard on January 1, 2009, and its adoption did not have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP is effective for the Company in the second quarter of 2009 and is not expected to have a material effect on the Company’s financial position or results of operations.

        In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The FSP is effective for the company in the second quarter of 2009 and will not have a material effect on the Company’s financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), which is incorporated by reference herein.

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan secured by ACC4 with a syndicate of lenders (the “ACC4 Term Loan”). The ACC4 Term Loan bears interest at LIBOR plus 350 basis points. On February 10, 2009, we exercised the “accordion” feature of this loan that enabled us to increase the amount of the loan by an additional $150.0 million to a total of $250.0 million, resulting in an additional $150.0 million of debt bearing interest at the market rate of LIBOR plus 350 basis points.

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of March 31, 2009 (excluding the portion of the Credit Facility that is hedged through our interest rate swap) would decrease future net income and cash flows by approximately $4.8 million annually less the impact of capitalization on our income before minority interests. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of March 31, 2009 would be approximately $4.8 million annually less the impact of capitalization on our income before minority interests. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program. However, during the quarter ended March 31, 2009, one of our former employees was deemed to have surrendered shares of our common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. The following table summarizes this repurchase:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	—	N/A	N/A

February 1, 2009 through February 28, 2009	—	—	N/A	N/A

March 1, 2009 through March 31, 2009	539	$5.99	N/A	N/A

Total during Quarter Ended March 31, 2009	539	$5.99	N/A	N/A

(a)	The number of shares purchased represent the number of shares of our common stock deemed surrendered by a former employee of ours to satisfy withholding tax obligations due to the vesting of shares of restricted common stock. For the purposes of this table, we determined the average price paid per share based on the average trading price of our common stock as of the date of the determination of the withholding tax amounts relating to the vesting of shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748) (the “February 12, 2009 Form 8-K”)).

10.2	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to the February 12, 2009 Form 8-K).

10.3	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to the February 12, 2009 Form 8-K).

10.4	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to the February 12, 2009 Form 8-K).

10.5	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to the February 12, 2009 Form 8-K).

10.6	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to the February 12, 2009 Form 8-K).

10.7	First Amendment to Employment Agreement, dated January 6, 2009, between Mark L. Wetzel and DuPont Fabros Technology, Inc.

10.8	First Amendment to 2007 Equity Compensation Plan.

10.9	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.10	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

10.11	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 13, 2009 (Registration No. 001-33748) (the “March 13, 2009 Form 8-K”)).

10.12	Severance Agreement between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. dated March 13, 2009.

10.13	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 13, 2009 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: May 5, 2009	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748) (the “February 12, 2009 Form 8-K”)).

10.2	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to the February 12, 2009 Form 8-K).

10.3	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to the February 12, 2009 Form 8-K).

10.4	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to the February 12, 2009 Form 8-K).

10.5	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to the February 12, 2009 Form 8-K).

10.6	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to the February 12, 2009 Form 8-K).

10.7	First Amendment to Employment Agreement, dated January 6, 2009, between Mark L. Wetzel and DuPont Fabros Technology, Inc.

10.8	First Amendment to 2007 Equity Compensation Plan.

10.9	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.10	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

10.11	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 13, 2009 (Registration No. 001-33748) (the “March 13, 2009 Form 8-K”)).

10.12	Severance Agreement between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. dated March 13, 2009.

10.13	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 13, 2009 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.