Form 10-K/A
period 2008-12-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-08-05
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of DuPont Fabros Technology, Inc. (the “Company”) for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct certain inadvertent omissions from the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were filed as Exhibits 31.1 and 31.2. Except as described above, no other changes have been made to the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing. Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/s/ Jeffrey H. Foster
Name:	Jeffrey H. Foster
Title:	Chief Accounting Officer
(Principal Accounting Officer)

Date: August 5, 2009

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.