Form 10-Q/A
period 2009-03-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-08-05
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of DuPont Fabros Technology, Inc. (the “Company”) for the quarterly period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct certain inadvertent omissions from the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were filed as Exhibits 31.1 and 31.2. Except as described above, no other changes have been made to the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the Original Filing. Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing.

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