Form 10-Q
period 2009-06-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-08-05
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value per share	41,728,220

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Income producing property:
Land	$40,778	$39,617
Buildings and improvements	1,283,193	1,277,230

	1,323,971	1,316,847
Less: accumulated depreciation	(88,519)	(63,669)

Net income producing property	1,235,452	1,253,178
Construction in progress and land held for development	466,265	447,881

Net real estate	1,701,717	1,701,059
Cash and cash equivalents	19,898	53,512
Restricted cash	19,422	134
Rents and other receivables	1,613	1,078
Deferred rent	46,397	39,052
Lease contracts above market value, net	17,781	19,213
Deferred costs, net	42,811	42,917
Prepaid expenses and other assets	5,985	7,798

Total assets	$1,855,624	$1,864,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$227,364	$233,424
Mortgage notes payable	479,500	433,395
Accounts payable and accrued liabilities	16,196	13,257
Construction costs payable	24,768	82,241
Lease contracts below market value, net	33,513	38,434
Prepaid rents and other liabilities	24,281	27,075

Total liabilities	805,622	827,826
Redeemable noncontrolling interests – operating partnership	403,096	484,768
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 41,476,690 shares issued and outstanding at June 30, 2009 and 35,495,257 shares issued and outstanding at December 31, 2008	41	35
Additional paid in capital	730,892	641,819
Accumulated deficit	(75,043)	(80,224)
Accumulated other comprehensive loss	(8,984)	(9,461)

Total stockholders’ equity	646,906	552,169

Total liabilities and stockholders’ equity	$1,855,624	$1,864,763

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Base rent	$27,757	$25,910	$54,402	$51,741
Recoveries from tenants	16,364	13,475	33,106	25,936
Other revenue	4,746	2,683	8,178	5,539

Total revenues	48,867	42,068	95,686	83,216
Expenses:
Property operating costs	14,794	11,240	29,994	21,757
Real estate taxes and insurance	1,150	995	2,400	1,880
Depreciation and amortization	13,653	12,064	27,311	24,078
General and administrative	3,395	2,858	6,562	5,306
Other expenses	3,733	2,214	6,627	4,539

Total expenses	36,725	29,371	72,894	57,560

Operating income	12,142	12,697	22,792	25,656
Interest income	126	34	284	81
Interest:
Expense incurred	(5,606)	(1,351)	(11,013)	(3,463)
Amortization of deferred financing costs	(1,122)	(217)	(3,266)	(591)

Net income	5,540	11,163	8,797	21,683
Net income attributable to redeemable noncontrolling interests – operating partnership	(2,245)	(5,249)	(3,616)	(10,203)

Net income attributable to controlling interests	$3,295	$5,914	$5,181	$11,480

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.08	$0.17	$0.13	$0.32

Weighted average common shares outstanding	40,035,504	35,418,119	38,576,680	35,417,923

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.08	$0.17	$0.13	$0.32

Weighted average common shares outstanding	40,617,869	35,439,836	38,867,863	35,425,373

Dividends declared per common share	$—	$0.1875	$—	$0.3750

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive
	Number	Amount	Capital	Deficit	Income	Loss	Total
Balance at December 31, 2008	35,495,257	$35	$641,819	$(80,224)		$(9,461)	$552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				5,181	$5,181		5,181
Other comprehensive income attributable to controlling interests – change in fair value of interest rate swap					1,844	1,844	1,844

Comprehensive income attributable to controlling interests					$7,025

Redemption of Operating Partnership units	5,316,454	5	82,695				82,700
Issuance of stock awards	665,518	1	402				403
Retirement of stock awards	(539)	—	(3)				(3)
Amortization of deferred compensation			683				683
Adjustment to redeemable noncontrolling interests – operating partnership			5,296			(1,367)	3,929

Balance at June 30, 2009	41,476,690	$41	$730,892	$(75,043)		$(8,984)	$646,906

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months ended June 30,
	2009	2008
Cash flow from operating activities
Net income	$8,797	$21,683
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,311	24,078
Straight line rent	(7,345)	(15,408)
Amortization of deferred financing costs	3,266	593
Amortization of lease contracts above and below market value	(3,489)	(3,487)
Compensation paid with Company common shares	819	704
Changes in operating assets and liabilities
Restricted cash	(288)	—
Rents and other receivables	(535)	(3,295)
Deferred costs	(2,189)	(171)
Prepaid expenses and other assets	1,501	(235)
Accounts payable and accrued liabilities	2,939	2,227
Prepaid rents and other liabilities	385	(546)

Net cash provided by operating activities	31,172	26,143

Cash flow from investing activities
Investments in real estate – development	(76,661)	(79,755)
Interest capitalized for real estate under development	(3,514)	(6,847)
Improvements to real estate	(1,204)	(2,453)
Additions to non-real estate property	(283)	(407)

Net cash used in investing activities	(81,662)	(89,462)

Cash flow from financing activities
Line of credit:
Proceeds	—	62,000
Repayments	(6,060)	—
Mortgage notes payable:
Proceeds	181,726	22,957
Lump sum payoffs	(135,121)	—
Repayments	(500)
Escrowed proceeds	(19,000)	—
Offering costs	—	(87)
Payments of financing costs	(4,169)	(36)
Dividends and distributions:
Common shares	—	(11,966)
Noncontrolling interests – operating partnership	—	(10,633)

Net cash provided by financing activities	16,876	62,235

Net decrease in cash and cash equivalents	(33,614)	(1,084)
Cash and cash equivalents, beginning	53,512	11,510

Cash and cash equivalents, ending	$19,898	$10,426

Supplemental information:
Cash paid for interest, net of amounts capitalized	$11,347	$3,163

Deferred financing costs capitalized for real estate under development	$911	$1,233

Construction costs payable capitalized to real estate	$24,768	$40,849

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “Company”, “we”, “us” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and, as of June 30, 2009, own 61.6% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Through the Operating Partnership as of June 30, 2009, we hold a fee simple interest in six operating data centers—referred to as ACC2, ACC3, ACC4, VA3, VA4 and CH1, three data center properties under development—referred to as ACC5, NJ1 and SC1, and land that may be used to develop two additional data centers—referred to as ACC6 and ACC7. In late 2008, we temporarily suspended development of Phase I of ACC5, NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. In the first quarter of 2009, we resumed construction at ACC5 and completed it in August 2009. For more information regarding these properties, see Note 3 of the consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. We have evaluated all subsequent events through August 5, 2009, the date the financial statements were issued. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Form 8-K, dated May 5, 2009, which also contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $12.5 million and $11.0 million for the three months ended June 30, 2009 and 2008, respectively, and $25.0 million and $21.9 million for the six months ended June 30, 2009 and 2008, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended June 30, 2009 and 2008, and $2.4 million for each of the six months ended June 30, 2009 and 2008. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, we would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three and six months ended June 30, 2009 and 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2009, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $1.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively and $3.3 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. Balances, net of accumulated amortization, at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
Financing costs	$17,034	$15,207
Accumulated amortization	(6,745)	(4,910)

Financing costs, net	$10,289	$10,297

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.2 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Balances, net of accumulated amortization, at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
Leasing costs	$41,738	$39,549
Accumulated amortization	(9,216)	(6,929)

Leasing costs, net	$32,522	$32,620

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2009 and December 31, 2008, the fuel inventory was $1.5 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(5,319)	(3,887)

Lease contracts above market value, net	$17,781	$19,213

	June 30, 2009	December 31, 2008
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(18,387)	(13,466)

Lease contracts below market value, net	$33,513	$38,434

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of June 30, 2009 and December 31, 2008, no allowance was considered necessary.

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

Redeemable Noncontrolling Interests – Operating Partnership

Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by the Company (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of the Company’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 8). The redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2009 (dollars in thousands):

	OP Units		Comprehensive
	Number	Amount	Income
Balance at December 31, 2008	31,162,271	$484,768
Comprehensive income attributable to redeemable noncontrolling interests –operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	3,616	$3,616
Other comprehensive income attributable to redeemable noncontrolling interests –operating partnership – change in fair value of interest rate swap	—	1,341	1,341

Comprehensive income attributable to redeemable noncontrolling interests –operating partnership			$4,957

Redemption of OP units	(5,316,454)	(82,700)
Adjustment to redeemable noncontrolling interests – operating partnership	—	(3,929)

Balance at June 30, 2009	25,845,817	$403,096

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this standard on January 1, 2009 (see Note 6).

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard on April 1, 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The Company adopted this standard on April 1, 2009 and the resulting disclosure is in Note 12.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement provides authoritative accounting literature that was previously addressed only in the auditing literature. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at June 30, 2009:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,421	$—	$160,921
ACC3	Ashburn, VA	1,071	94,004	—	95,075
ACC4	Ashburn, VA	6,600	534,436	—	541,036
VA3	Reston, VA	10,000	173,569	—	183,569
VA4	Bristow, VA	6,800	141,727	—	148,527
CH1, Phase I	Elk Grove Village, IL	13,807	181,036	—	194,843

		40,778	1,283,193	—	1,323,971
Construction in progress and land held for development	(1)	—	—	466,265	466,265

		$40,778	$1,283,193	$466,265	$1,790,236

(1)	Properties located in Ashburn, VA (ACC5, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Leases

For the three and six months ended June 30, 2009 and 2008, the following tenants comprised more than 10% of our consolidated total revenues:

	Microsoft	Yahoo!
Three months ended June 30, 2009	26.5%	33.7%
Three months ended June 30, 2008	32.6%	38.1%
Six months ended June 30, 2009	30.7%	34.7%
Six months ended June 30, 2008	33.4%	36.9%

As of June 30, 2009, these two tenants accounted for less than $0.1 million and $0.2 million of rents and other receivables and $12.1 million and $12.0 million of deferred rent, respectively. As of June 30, 2008, these two tenants accounted for $0 and $0.2 million of rents and other receivables and $9.8 million and $7.8 million of deferred rent, respectively. The Company does not hold security deposits from these tenants. The majority of the Company’s tenants operate within the technology industry.

5. Debt

Debt Summary as of June 30, 2009 and December 31, 2008

($ in thousands)

	June 30, 2009				December 31, 2008
	Amounts	Rates (1)	% of Total	Maturities (years)	Amounts
Secured	$706,864	4.2%	100.0%	1.8	$666,819
Unsecured	—	—	—	—	—

Total	$706,864	4.2%	100.0%	1.8	$666,819

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	6.5%	28.3%	2.1	$200,000
ACC5 Loan	25,000	12.0%	3.5%	0.6	—
SC1 Loan	5,000	12.0%	0.7%	0.6	—

Fixed Rate Debt	230,000	7.2%	32.5%	1.9	200,000

Floating Rate Debt:
Line of Credit (2)	227,364	1.6%	32.2%	1.1	233,424
ACC4 Term Loan	249,500	3.8%	35.3%	2.3	100,000
CH1 Construction Loan	—	—	—	—	133,395

Floating Rate Debt	476,864	2.7%	67.5%	1.7	466,819

Total	$706,864	4.2%	100.0%	1.8	$666,819

Note: The Company capitalized interest of $2.4 million and $4.4 million during the three and six months ended June 30, 2009, respectively.

(1)	Rate as of June 30, 2009.

(2)	Collateral includes VA3, VA4, ACC2 and ACC3.

(3)	Rate is fixed by an interest rate swap.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $427.4 million and $433.4 million was outstanding as of June 30, 2009 and December 31, 2008, respectively. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million, leaving $16.6 million available to be drawn as of June 30, 2009. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility. The Credit Facility is secured by VA3, VA4, ACC2 and ACC3, along with the assignments of rents and leases at these properties. These properties comprise the borrowing base, with an aggregate gross book value of $588.1 million as of June 30, 2009.

The Line of Credit matures on August 7, 2010, but includes an option whereby the Company may elect to extend the maturity date by 12 months. The extension is subject to, among other things, the payment of an extension fee of $0.4 million, there being no existing event of default and, at the option of the agent of the lenders, an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity. As of June 30, 2009, borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend. As of June 30, 2009, the Safari Term Loan bears interest at LIBOR plus 150 basis points; however, interest has been fixed at 6.497% through maturity via an interest rate swap.

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan secured by ACC4 with a syndicate of lenders (the “ACC4 Term Loan”). The loan included an “accordion” feature that gave us the option to increase the amount of the loan by up to an additional $150.0 million at any time during the eighteen-month period following the closing date, to the extent that we obtain commitments for the additional amount and certain other conditions are met. We increased this loan to $250.0 million on February 10, 2009 using this feature. We utilized the accordion loan proceeds to pay off the CH1 Construction Loan, defined below, of $135.1 million and fund a portion of the development of the first phase of ACC5.

The ACC4 Term Loan matures on October 24, 2011 and includes a Company elected one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. As of June 30, 2009, the ACC4 Term Loan bears interest at LIBOR plus 350 basis points.

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of June 30, 2009, borrowings under the ACC5 Loan were $25.0 million.

The Company may extend the maturity date of the ACC5 Loan for two years if a certificate of occupancy has been issued by February 6, 2010, we have complied with all payment terms and there is no event of default. The certificate of occupancy was issued in August 2009. We also may extend for two additional one year periods if we have complied with all payment terms, there is no event of default and there is no material adverse change in the market value of ACC5. If the maturity date is extended, we must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the first extension term, would fully amortize the unpaid principal balance of the ACC5 Loan in 180 equal payments.

In connection with the ACC5 Loan, the Operating Partnership has agreed to guaranty our obligations to pay the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, the undeveloped land on which SC2 would be located, and the same $4 million cash deposit that secures the ACC5 loan. The SC1 Loan bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We used these proceeds to pay a portion of our construction cost payable related to SC1.

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

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of June 30, 2009, we were in compliance with all covenants.

A summary of the Company’s debt maturity schedule as of June 30, 2009 is as follows:

Debt Maturity Schedule as of June 30, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	227,364	(3)	257,364	36.4%	2.8%
2011	200,000	(2)	249,500	(4)	449,500	63.6%	5.0%

Total	$230,000		$476,864		$706,864	100.0%	4.2%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.

(2)	Matures on August 7, 2011 with no extension option.

(3)	Amount outstanding on the Company’s $275.0 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.

(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. Excludes scheduled principal amortization payments of $1.0 million in the second half of 2009 and $2.0 million in 2010.

(5)	Rate as of June 30, 2009.

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

As of June 30, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	1	$200,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands).

	Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Prepaid rents and other liabilities	$14,582	Prepaid rents and other liabilities	$17,767

Total derivatives designated as hedging instruments under SFAS 133		$14,582		$17,767

The table below presents the effect of the Company’s derivative financial instrument on the consolidated statements of operations for the three and six months ended June 30, 2009 (in thousands).

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI and Redeemable Noncontrolling Interests – Operating Partnership on Derivative (Effective Portion)	Loss Reclassified from Accumulated OCI and Redeemable Noncontrolling Interests – Operating Partnership into Interest Expense (Effective Portion)		Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location on Income Statement	Amount	Location on Income Statement	Amount
For the three months ended June 30, 2009:
Interest Rate Swaps	$2,593	Interest expense	$2,317	Interest expense	$—
For the six months ended June 30, 2009:
Interest Rate Swaps	$3,185	Interest expense	$4,537	Interest expense	$—

Amounts reported in accumulated other comprehensive income and redeemable noncontrolling interests – operating partnership related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.0 million will be reclassified either into earnings as an increase to interest expense or capitalized as part of a development asset.

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $15.7 million. As of June 30, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreement at its termination value of $15.7 million.

7. Commitments and Contingencies

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

8. Redeemable Noncontrolling Interests – Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than the Company. As of June 30, 2009, the owners of redeemable noncontrolling interests in the Operating Partnership owned 25,845,817 OP units, or 38.4% of the Operating Partnership, and the Company held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Company’s common stock, if and when the Company’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of the Company’s common stock. The Company may elect to redeem tendered OP units for cash or for shares of the Company’s common stock. During the six months ended June 30, 2009, 5,316,454 OP units were redeemed and the Company elected to issue 5,316,454 shares of its common stock in exchange for the tendered OP units, representing approximately 17% of the 31,162,271 OP units held by redeemable noncontrolling interests at December 31, 2008. Following the above-described redemptions, the redemption value of the redeemable noncontrolling interests at June 30, 2009 and December 31, 2008 was $243.5 million and $64.5 million based on the closing share price of the Company’s common stock of $9.42 and $2.07, respectively, on those dates.

The Company has 341,145 fully vested LTIP units outstanding as of June 30, 2009, which are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit distributions as units of our Operating Partnership. Initially, LTIP units do not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of June 30, 2009, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

9. Stockholders’ Equity

On February 26, 2009, the Company issued 607,632 shares of restricted stock to employees, which vest in equal increments on March 1, 2010, March 1, 2011 and March 1, 2012.

On May 19, 2009, the Company issued 57,886 fully vested shares to independent members of its’ Board of Directors.

During the six months ended June 30, 2009, OP unitholders redeemed 5,316,454 OP units in exchange for 5,316,454 shares of common stock.

10. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of June 30, 2009, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 2,782,755 share equivalents had been issued as of such date leaving 2,185,040 shares available for future issuance.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(7,979)	$18.15
Forfeited	—	N/A

Unvested balance at June 30, 2009	652,923	$6.02

During the six months ended June 30, 2009, we issued 607,632 shares of restricted stock which had a value of $3.1 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the six months ended June 30, 2009, 7,979 shares of restricted stock vested at a value of less than $0.1 million on the vesting date.

As of June 30, 2009, total unearned compensation on restricted stock was $3.4 million, and the weighted average vesting period was 1.6 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. A third of the outstanding stock options currently under the Plan will vest and be exercisable on each March 1, 2010, 2011 and 2012. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of our stock option activity under the Plan for the six months ended June 30, 2009 is presented in the table below.

	Number of Shares Subject to Option	Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, June 30, 2009	1,274,696	$5.06

The following table sets forth the number of shares subject to option that are unvested as of June 30, 2009 and December 31, 2008 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at June 30, 2009	1,274,696	$1.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the six months ended June 30, 2009.

Assumption
Number of options granted	1,274,696
Exercise price	$5.06
Expected term (in years)	6
Expected volatility	41%
Expected annual dividend	3.75%
Risk-free rate	2.76%

The total fair value of options granted during the six months ended June 30, 2009 was $1.9 million. As of June 30, 2009, total unearned compensation on options was $1.8 million, and the weighted average vesting period was 1.7 years.

11. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended		Six Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net income attributable to controlling interests	$3,295	$5,914	$5,181	$11,480
Adjustments to redeemable noncontrolling interests	16	(4)	16	(6)

Numerator for basic earnings per share	3,311	5,910	5,197	11,474
Adjustments to redeemable noncontrolling interests	—	—	—	—

Numerator for diluted earnings per share	$3,311	$5,910	$5,197	$11,474

	Three Months ended		Six Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Denominator:
Weighted average shares	40,688,427	35,464,072	39,042,193	35,459,484
Unvested restricted stock	(652,923)	(45,953)	(465,513)	(41,561)

Denominator for basic income per share	40,035,504	35,418,119	38,576,680	35,417,923
Effect of dilutive securities	582,365	21,717	291,183	7,450

Denominator for diluted earnings per share – adjusted weighted average	40,617,869	35,439,836	38,867,863	35,425,373

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

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall. These liabilities are recorded in prepaid rents and other liabilities in the consolidated balance sheet.

(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Liabilities
Derivative financial instrument	$—	$14,582	$—	$14,582

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2009:

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the consolidated balance sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•

Rents and other receivables, accounts payable and accrued liabilities, construction costs payable and prepaid rents: The carrying amount of these assets and liabilities reported in the balance sheet approximates fair value because of the short-term nature of these amounts.

•

Debt: The combined balance of our Line of Credit and mortgage notes payable was $706.9 million with a fair value of $702.8 million as of June 30, 2009 based on the Company’s estimate of interest rates that could be obtained in today’s environment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K and risks and other factors discussed in this Quarterly Report on Form 10-Q and the various other factors identified in other documents filed by us with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “Company”, “we”, “us” or DFT, and includes all subsidiaries) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a leading owner, developer, operator and manager of wholesale data centers—specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases. Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Google and Facebook—to house, power and cool the computer servers that support many of their most critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which contain annual rental increases.

We currently have five stabilized operating properties—properties that are 85% or more leased or have been in service for at least 24 months—as follows:

•	ACC2, located in Ashburn, Virginia;

•	ACC3, located in Ashburn, Virginia;

•	ACC4, located in Ashburn, Virginia;

•	VA3, located in Reston, Virginia; and

•	VA4, located in Bristow, Virginia.

We have one operating property that is not stabilized—CH1—located in Elk Grove Village, Illinois. Subsequent to the end of the second quarter of 2009, we executed one lease at CH1 representing 5.63 megawatts of critical load and 36,700 raised square feet. As of the date hereof, after giving effect to this new lease, CH1 is 48% leased. We continue to seek tenants to lease the remaining space at CH1 in an effort to stabilize the property.

We have three properties under development, as follows:

•	ACC5, located in Ashburn, Virginia, Phase I of which was completed in August 2009;

•	NJ1, located in Piscataway, New Jersey; and

•	SC1, located in Santa Clara, California.

We have temporarily suspended development at NJ1 and SC1 to conserve our liquidity.

At two of our properties – ACC5 and CH1 – we have constructed a shell building to be used for the second phase, or Phase II, of each facility once we construct the raised floor space, install the electrical and mechanical infrastructure and make other improvements. We also own other land available for future development.

In August 2009, we entered into a lease agreement with an existing tenant for 38% of the available critical power at Phase II of ACC5. The term of the lease does not commence until January 1, 2011, or as early as October 1, 2010 if the tenant elects an early commencement date with 12 months advance notice to us. Consequently, we now intend to commence development of Phase II of ACC5 sometime during the next four quarters, to the extent we obtain sufficient funds to complete the project and it is approved by our Board of Directors. The estimated cost to complete Phase II of ACC5 is approximately $80 million, as of June 30, 2009, assuming the redeployment of equipment from SC1 to Phase II of ACC5.

The lease provides that if we do not complete the development of ACC5, Phase II by January 1, 2011 (or such earlier date designated by the tenant), the tenant will receive one day of base rent abatement for each day of delay in development, up to 90 days of abatement and, on the 91st day of delay, the tenant has the right to terminate the lease. We may substitute substantially equivalent space that is available in ACC5 Phase I for a portion or all of the space leased in ACC5 Phase II.

We do not plan to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete each applicable project. We are currently pursuing various financing alternatives to allow us to proceed with the development of ACC5 Phase II and/or resume development at NJ1 and SC1. However, there is no assurance that we will be successful in obtaining additional funds on favorable terms or at all. As a result of challenging conditions in the U.S. financial and credit markets and the overall economic environment, the cost and availability of capital have been and may continue to be adversely affected.

We did not declare a dividend for the first half of 2009 and we currently do not intend to declare a third quarter dividend. We estimate that we will need to distribute approximately $0.20 to $0.26 per share to meet our 2009 REIT distribution requirement.

Our Properties

Operating Properties

The following table presents a summary of our six operating properties as of June 30, 2009:

Operating Properties

As of June 30, 2009

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)
Stabilized (1)
VA3	Reston, VA	2003	256,000	144,901	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%
ACC2	Ashburn, VA	2001/2005	87,000	53,397	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	79,600	13.0	100%
ACC4	Ashburn, VA	2007	307,000	172,025	36.4	100%

Subtotal - stabilized			1,027,000	539,923	82.4	100%
Completed not Stabilized
CH1 Phase I (6)	Elk Grove Village, IL	2008	285,000	121,223	18.2	17%

Total Operating Properties			1,312,000	661,146	100.6

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $108.4 million of annualized base rent on a straight-lined basis for leases executed and/or amended as of July 1, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Annualized base rent on a cash basis as of July 1, 2009 is $97.9 million assuming no additional leasing or changes to existing leases.

(6)	Percentage leased as of August 4, 2009 is 48%.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our operating properties for each of the ten full calendar years beginning with 2009. The information set forth in the table assumes that tenants exercise no renewal options and considers early tenant termination options.

Lease Expirations

As of June 30, 2009

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

In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. In the first quarter of 2009, we resumed construction at ACC5 and completed it in the third quarter 2009. As of June 30, 2009, Phase I of ACC5 is 57% pre-leased. In addition, as discussed above, we now intend to commence development of Phase II of ACC5 sometime during the next four quarters. We do not intend to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete the applicable project. The commencement of development of Phase II of ACC5 is also subject to approval from our Board of Directors.

The following table presents a summary of our development properties as of June 30, 2009:

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
In Development
ACC5 Phase I	Ashburn, VA	150,000	85,600	18.2	$155,000 - $165,000	$143,560	57%

Projects Temporarily Suspended (6)
NJ1 Phase I	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	130,499
SC1 Phase I	Santa Clara, CA	150,000	85,600	18.2	$240,000 - $280,000	85,092

		300,000	171,200	36.4	$440,000 - $495,000	215,591

Future Development Projects
CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
ACC5 Phase II (7)	Ashburn, VA	150,000	85,600	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,290,000	722,917	150.8		107,114

Total		1,740,000	979,717	205.4		$466,265

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of June 30, 2009.

(6)	Construction temporarily suspended and includes all estimated commitments.

(7)	As of August 4, 2009, ACC5 Phase II is 38% pre-leased.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. Revenues for the three months ended June 30, 2009 were $48.9 million. This amount includes base rent of $27.8 million, tenant recoveries of $16.4 million, which includes our property management fee, and other revenue of $4.7 million, primarily from projects for our tenants performed by our taxable REIT subsidiary. This compares to revenue of $42.1 million for the three months ended June 30, 2008. The increase of $6.8 million, or 16%, was due to the lease-up of ACC4 and, to a lesser degree, CH1 after the second quarter of 2008 and an increase in revenue from services provided to our tenants on a non-recurring basis. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the three months ended June 30, 2009 were $36.7 million as compared to $29.4 million for the three months ended June 30, 2008. The increase of $7.3 million, or 25%, was primarily due to the following: $2.5 million of increased fully operational ACC4 property operating costs, $0.8 million of CH1 property operating costs and $1.6 million of depreciation and amortization as CH1 was still in development in 2008, $1.5 million of other expenses primarily for non-recurring tenant projects, and $0.3 million of NJ1 and SC1 expenses due to the temporary suspension of development.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2009 was $6.7 million as compared to $1.6 million for the three months ended June 30, 2008. Total interest incurred for the three months ended June 30, 2009 was $9.1 million, of which $2.4 million was capitalized for the development of ACC5. This compares to total interest incurred of $6.2 million for the three months ending June 30, 2008, of which $4.6 million was capitalized. Total interest increased period over period due to higher debt balances. Interest capitalized decreased year over year as there was only one project under development in the second quarter of 2009 versus four projects under development in the second quarter of 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the three months ended June 30, 2009 was $3.3 million compared to $5.9 million for the three months ended June 30, 2008. The decrease of $2.6 million is primarily due to higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units after the second quarter of 2008 which resulted in a greater percentage of net income being allocated to controlling interests.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. Revenues for the six months ended June 30, 2009 were $95.7 million. This amount includes base rent of $54.4 million, tenant recoveries of $33.1 million, which includes our property management fee, and other revenue of $8.2 million, primarily from projects for our tenants performed by our taxable REIT subsidiary. This compares to revenue of $83.2 million for the six months ended June 30, 2008. The increase of $12.5 million, or 15%, was due primarily to the lease-up of ACC4 and, to a lesser degree, CH1 after the second quarter 2008 and an increase in revenue from services provided to our tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the six months ended June 30, 2009 were $72.9 million compared to $57.6 million for the six months ended June 30, 2008. The increase of $15.3 million, or 27%, was primarily due to the following: $6.8 million of increased operating costs at the stabilized properties, primarily related to ACC4 as the property became fully operational, $1.4 million of CH1 property operating costs and $3.1 million of depreciation and amortization as CH1 was still in development during the first half of 2008, $2.1 million of other expenses for non-recurring tenant projects, and $0.6 million of NJ1 and SC1 expenses due to the temporary suspension of development.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2009 was $14.3 million compared to interest expense of $4.1 million for the six months ended June 30, 2008. Total interest incurred for the six months ended June 30, 2009 was $18.7 million, of which $4.4 million was capitalized for the development of ACC5. This compares to total interest incurred of $12.2 million for the six months ending June 30, 2008, of which $8.1 million was capitalized. Total interest increased period over period due to higher debt balances. Interest capitalized decreased year over year as there was only one project under development in the first half of 2009 versus four projects under development in the first half of 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the six months ended June 30, 2009 was $5.2 million as compared to $11.5 million for the six months ended June 30, 2008. The decrease of $6.3 million was primarily due to higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units after the second quarter of 2008 which resulted in a greater percentage of net income being allocated to controlling interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net cash provided by operating activities increased by $5.1 million to $31.2 million for the six months ended June 30, 2009, as compared to $26.1 million for the corresponding period in 2008. The increase is primarily due to the lease-up of ACC4 since the year ago quarter and a decrease in rent abatements.

Net cash used in investing activities decreased by $7.8 million to $81.7 million for the six months ended June 30, 2009 compared to $89.5 million for the corresponding period in 2008. Cash used in investing activities for the six months ended June 30, 2009 and 2008 primarily consisted of expenditures for the Company’s projects under development. The decrease in cash used in investing activities was due to only one project under development for the six months ended June 30, 2009 versus four projects in development for the six months ended June 30, 2008.

        Net cash provided by financing activities decreased by $45.3 million to $16.9 million for the six months ended June 30, 2009 compared to $62.2 million for the corresponding period in 2008. Cash provided by financing activities for the six months ended June 30, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 Term Loan’s, defined herein, accordion feature, $25.0 million of proceeds from the ACC5 Loan, defined herein, and $5.0 million of proceeds from the SC1 Loan, defined herein, partially offset by the pay off of the CH1 Construction Loan, defined herein, of $135.1 million, repayment of $6.1 million under our Line of Credit, $19.0 million of loan proceeds held in escrow and payment of $4.2 million of financing costs. Cash provided by financing activities for the six months ended June 30, 2008 primarily consisted of $85.0 million of proceeds from the Credit Facility, defined herein, and the CH1 Construction Loan partially offset by the payment of $22.6 million of dividends and distributions. We paid no dividend or distributions during the six months ended June 30, 2009 as compared to $22.6 million for the corresponding period in 2008.

Market Capitalization

The following table sets forth our total market capitalization as of June 30, 2009 (in thousands except per share data):

Capital Structure as of June 30, 2009

(in thousands except per share data)

Mortgage notes payable			$479,500
Line of credit			227,364

Total Debt			706,864	52.7%
Common Shares	62%	41,477
Operating Partnership (“OP”) Units	38%	25,846

Total Shares and OP Units	100%	67,323
Common Share Price at June 30, 2009		$9.42

Total Equity			634,183	47.3%

Total Market Capitalization			$1,341,047	100.0%

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

In the fourth quarter of 2008, we announced the temporary suspension of three projects under development, Phase I of each of ACC5, NJ1 and SC1, because funding from a term loan secured by ACC4 described below was less than anticipated. In the first quarter of 2009, we obtained additional financing and restarted development at ACC5, and we completed it in August 2009. The estimated remaining cost to complete Phase I of ACC5 was approximately $11 million to $21 million as of June 30, 2009, which excludes approximately $11 million accrued as construction costs payable as of June 30, 2009. As of June 30, 2009, construction costs payable also includes committed costs of approximately $13 million related to development at NJ1 and SC1 prior to the temporary suspension. We currently intend to fund these construction costs and obligations from cash on hand, including approximately $15 million of restricted cash that is available for the development of ACC5, the $17 million available under our line of credit and cash flow from our operating activities.

In August 2009, we entered into a lease agreement with an existing tenant for 38% of the available critical power and raised floor space at Phase II of ACC5. The term of the lease does not commence until January 1, 2011, or as early as October 1, 2010 if the tenant elects an early commencement date with 12 months advance notice to us. Consequently, we now intend to commence development of Phase II of ACC5 sometime during the next four quarters, to the extent we obtain sufficient funds to complete the project and it is approved by our Board of Directors.

        The estimated cost to complete Phase I of NJ1 and SC1 is approximately $75 million and $175 million, respectively, as of June 30, 2009. The estimated cost to complete Phase II of ACC5 is approximately $80 million, as of June 30, 2009, assuming the redeployment of approximately $35 million of equipment from SC1 to Phase II of ACC5. We do not intend to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete the applicable project. However, there is no assurance that we will be successful in obtaining additional funds on favorable terms or at all, particularly in light of the ongoing turmoil in the financial and credit markets. See “Overview”, above, for a discussion of the general conditions in the financial and credit markets and the economy as a whole.

We did not declare a dividend for the first half of 2009 and we currently do not intend to declare a third quarter dividend in order to preserve liquidity. We estimate that we will need to distribute dividends of approximately $0.20 to $0.26 per share to meet our 2009 REIT distribution requirement. Based on this estimate and our projection of approximately 67.3 million shares of common stock and OP units outstanding at the end of the year, this would equate to a cash payment of approximately $13.5 million to $17.5 million. We currently intend to fund these dividends from cash on hand, funds available under our line of credit and cash flow from our operating activities.

A summary of our total debt and maturity schedule as of June 30, 2009 is as follows:

Debt Summary as of June 30, 2009

($ in thousands)

	Amounts	% of Total	Rates (1)	Maturities (years)
Secured	$706,684	100.0%	4.2%	1.8
Unsecured	—	—	—	—

Total	$706,684	100.0%	4.2%	1.8

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	28.3%	6.5%	2.1
ACC5 Loan	25,000	3.5%	12.0%	0.6
SC1 Loan	5,000	0.7%	12.0%	0.6

Fixed Rate Debt	230,000	32.5%	7.2%	1.9

Floating Rate Debt:
Line of Credit (2)	227,364	32.2%	1.6%	1.1
ACC4 Term Loan	249,500	35.3%	3.8%	2.3

Floating Rate Debt	476,864	67.5%	2.7%	1.7

Total	$706,864	100.0%	4.2%	1.8

Note: The Company capitalized interest of $2.4 million and $4.4 million during the three and six months ended June 30, 2009, respectively.

(1)	Rate as of June 30, 2009.

(2)	Collateral includes VA3, VA4, ACC2 and ACC3.

(3)	Rate is fixed by an interest rate swap.

Debt Maturity Schedule as of June 30, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	227,364	(3)	257,364	36.4%	2.8%
2011	200,000	(2)	249,500	(4)	449,500	63.6%	5.0%

Total	$230,000		$476,864		$706,864	100.0%	4.2%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.

(2)	Matures on August 7, 2011 with no extension option.

(3)	Amount outstanding on the Company’s $275 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.

(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. Excludes scheduled principal amortization payments of $1.0 million in the second half of 2009 and $2.0 million in 2010.

(5)	Rate as of June 30, 2009.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $427.4 million was outstanding as of June 30, 2009. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility.

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

The Line of Credit matures on August 7, 2010, but includes an option whereby the Company may elect to extend the maturity date by 12 months. The extension is subject to, among other things, the payment of an extension fee of $0.4 million, there being no existing event of default and, at the option of the agent of the lenders, an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend.

On August 15, 2007, the Company entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. The Company has designated this agreement as a hedge for accounting purposes. As of June 30, 2009, the cumulative reduction in the fair value of the interest rate swap of $14.6 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and redeemable noncontrolling interests—operating partnership, and no amounts were recognized in earnings as hedge ineffectiveness.

As of June 30, 2009, we were in compliance with all covenants in this credit agreement.

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million on February 10, 2009 through the exercise of the loan’s “accordion” feature. This term loan is secured by ACC4. The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009, and may be prepaid in whole or in part without penalty at any time after October 24, 2009, subject to the payment of certain LIBOR rate breakage fees.

The ACC4 Term Loan matures on October 24, 2011 and includes a Company elected one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%.

On February 10, 2009, the Company utilized the accordion feature to increase the loan to $250.0 million. In connection with the exercise of the accordion feature, the parties entered into an amendment to the ACC4 Term Loan which provides that another subsidiary of ours will guaranty the obligations under the ACC4 Term Loan and this guaranty in turn will be secured by CH1. Under the terms of the amendment, CH1 will be released as security if the Company makes a principal reduction payment of $50.0 million and there is no event of default. Furthermore, if the maturity date of the ACC4 Term Loan is extended upon maturity to October 24, 2012, the quarterly installments of principal will increase from $0.5 million to $2.0 million during the extension period.

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of June 30, 2009, borrowings under the ACC5 Loan were $25.0 million.

The Company may extend the maturity date of the ACC5 Loan for two years if a certificate of occupancy has been issued by February 6, 2010, we have complied with all payment terms and there is no event of default. The certificate of occupancy was issued in August 2009. We also may extend for two additional one year periods if we have complied with all payment terms, there is no event of default and there is no material adverse change in the market value of ACC5. If the maturity date is extended, we must begin to pay monthly installments of principal and interest equal to the amount that, as of the commencement of the first extension term, would fully amortize the unpaid principal balance of the ACC5 Loan in 180 equal payments.

In connection with the ACC5 Loan, the Operating Partnership has agreed to guaranty our obligations to pay the lender any scheduled monthly installments of principal and interest to be paid prior to maturity.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, the undeveloped land on which SC2 would be located, and the same $4 million cash deposit that secures the ACC5 loan. The SC1 Loan bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We used these proceeds to pay a portion of our construction cost payable related to SC1.

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

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan to which CH1 was pledged as collateral (the “CH1 Construction Loan”). This loan was paid off on February 10, 2009.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of June 30, 2009, the Company was in compliance with all covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2009, including the maturities without extensions and scheduled principal repayments of our Safari Term Loan, Line of Credit, ACC4 Term Loan, ACC5 Loan and SC1 Loan (in thousands):

Obligation	2009	2010	2011-2012	2013-2014	Total
Debt:
Principal (1)	$1,000	$259,364	$446,500	$—	$706,864
Interest (2)	15,151	25,274	15,630	—	56,055
Construction costs payable (3)	24,768	—	—	—	24,768
Operating leases (4)	106	103	215	194	618

Total	$41,025	$284,741	$462,345	$194	$788,305

(1)	Amounts include aggregate principal payments only. For purposes of this table, we have not assumed any loan extensions. The ACC4 Term Loan and the Line of Credit have extension options of one year assuming payment of extension fees and meeting certain covenants. The ACC5 and SC1 Loans have extension options of up to four years upon satisfaction of certain customary conditions.

(2)	Amounts include interest expected to be incurred on the Company’s debt based on outstanding obligations as of June 30, 2009 and include capitalized interest. For floating rate debt, the current rate in effect at June 30, 2009 is assumed to be in effect through the respective maturity date of each instrument. All interest on our debt is variable rate with the exception of our Safari Term Loan which is fixed at 6.497% through an interest rate swap and the ACC5 and SC1 Loans which have interest rates of 12%.

(3)	Accrued on the Company’s consolidated balance sheet as of June 30, 2009. Includes the obligations related to ACC5, NJ1 and SC1 of $ 11.3 million, $6.8 million and $6.3 million, respectively.

(4)	Rent due for office space leased by the Company to house its corporate headquarters.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$5,540	$11,163	$8,797	$21,683
Depreciation and amortization	13,653	12,064	27,311	24,078
Less: Non real estate depreciation and amortization	(123)	(54)	(231)	(134)

FFO available to controlling and redeemable noncontrolling interests (1)	$19,070	$23,173	$35,877	$45,627

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Recently Adopted Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted this standard on April 1, 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The Company adopted this standard on April 1, 2009 and the resulting disclosure is in Note 12 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement provides authoritative accounting literature that was previously addressed only in the auditing literature. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

None.

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

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of June 30, 2009 (excluding the portion of the Credit Facility that is hedged through our interest rate swap) would decrease future net income and cash flows by approximately $4.8 million annually less the impact of capitalization. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of June 30, 2009 would be approximately $4.8 million annually less the impact of capitalization. Because one-month LIBOR was approximately 0.3% at June 30, 2009, a decrease of 0.3% would result in a decrease in interest expense of approximately $1.4 million annually less the impact of capitalization. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2009, we held our annual meeting of stockholders in Washington, DC. Only shareholders of record as of March 20, 2009 were entitled to vote at the annual meeting.

At the meeting, stockholders elected seven directors to serve a term of one year and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009.

As of the record date, 40,253,442 shares of our common stock were outstanding and entitled to vote.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2010 annual meeting or until a successor has been elected and qualified:

	For	Withheld
Lammot J. du Pont	33,800,495	739,389
Hossein Fateh	33,847,846	692,038
Mark Amin	33,750,982	788,902
Michael A. Coke	34,242,336	297,548
Thomas D. Eckert	34,178,427	361,457
Frederic V. Malek	33,335,893	1,203,991
John H. Toole	32,940,142	1,599,742

The following votes were cast with respect to the proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009:

For	34,527,317
Against	9,665
Abstain	2,903

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.2	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.3	Specified Exhibits and Schedules to Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (filed as Exhibit 10.18 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: August 5, 2009	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.2	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.3	Specified Exhibits and Schedules to Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (filed as Exhibit 10.18 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.