Form 10-Q
period 2009-09-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2009-11-04
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.001 par value per share	41,957,453

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$39,617
Buildings and improvements	1,437,415	1,277,230

	1,481,416	1,316,847
Less: accumulated depreciation	(101,419)	(63,669)

Net income producing property	1,379,997	1,253,178
Construction in progress and land held for development	325,282	447,881

Net real estate	1,705,279	1,701,059
Cash and cash equivalents	21,247	53,512
Restricted cash	4,478	134
Rents and other receivables	1,443	1,078
Deferred rent	50,556	39,052
Lease contracts above market value, net	17,065	19,213
Deferred costs, net	40,805	42,917
Prepaid expenses and other assets	6,545	7,798

Total assets	$1,847,418	$1,864,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$223,996	$233,424
Mortgage notes payable	479,000	433,395
Accounts payable and accrued liabilities	19,198	13,257
Construction costs payable	11,376	82,241
Lease contracts below market value, net	31,053	38,434
Prepaid rents and other liabilities	26,194	27,075

Total liabilities	790,817	827,826
Redeemable noncontrolling interests – operating partnership	399,501	484,768
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 41,868,441 shares issued and outstanding at September 30, 2009 and 35,495,257 shares issued and outstanding at December 31, 2008	42	35
Additional paid in capital	737,432	641,819
Accumulated deficit	(71,656)	(80,224)
Accumulated other comprehensive loss	(8,718)	(9,461)

Total stockholders’ equity	657,100	552,169

Total liabilities and stockholders’ equity	$1,847,418	$1,864,763

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Base rent	$29,491	$26,080	$83,893	$77,821
Recoveries from tenants	17,954	15,907	51,060	41,843
Other revenues	4,475	931	12,653	6,470

Total revenues	51,920	42,918	147,606	126,134
Expenses:
Property operating costs	16,505	14,141	46,499	35,898
Real estate taxes and insurance	1,234	1,015	3,634	2,895
Depreciation and amortization	14,240	13,038	41,551	37,116
General and administrative	3,580	2,587	10,142	7,893
Other expenses	3,548	795	10,175	5,334

Total expenses	39,107	31,576	112,001	89,136

Operating income	12,813	11,342	35,605	36,998
Interest income	66	66	350	147
Interest:
Expense incurred	(6,088)	(3,062)	(17,101)	(6,525)
Amortization of deferred financing costs	(1,267)	(465)	(4,533)	(1,056)

Net income	5,524	7,881	14,321	29,564
Net income attributable to redeemable noncontrolling interests – operating partnership	(2,137)	(3,732)	(5,753)	(13,935)

Net income attributable to controlling interests	$3,387	$4,149	$8,568	$15,629

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.08	$0.12	$0.22	$0.44

Weighted average common shares outstanding	41,041,140	35,436,020	39,407,194	35,423,999

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.08	$0.12	$0.22	$0.44

Weighted average common shares outstanding	41,992,512	35,455,303	39,918,440	35,424,032

Dividends declared per common share	$—	$0.1875	$—	$0.5625

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in	Accumulated	Comprehensive	Accumulated Other Comprehensive
	Number	Amount	Capital	Deficit	Income	Loss	Total
Balance at December 31, 2008	35,495,257	$35	$641,819	$(80,224)		$(9,461)	$552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				8,568	$8,568		8,568
Other comprehensive income attributable to controlling interests – change in fair value of interest rate swap					2,217	2,217	2,217

Comprehensive income attributable to controlling interests					$10,785

Redemption of Operating Partnership units	5,708,877	6	88,794				88,800
Issuance of stock awards	665,518	1	172				173
Retirement of stock awards	(1,211)	—	(10)				(10)
Amortization of deferred compensation			1,431				1,431
Adjustment to redeemable noncontrolling interests – operating partnership			5,226			(1,474)	3,752

Balance at September 30, 2009	41,868,441	$42	$737,432	$(71,656)		$(8,718)	$657,100

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months ended September 30,
	2009	2008
Cash flow from operating activities
Net income	$14,321	$29,564
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,551	37,116
Straight line rent	(11,504)	(22,118)
Amortization of deferred financing costs	4,533	1,056
Amortization of lease contracts above and below market value	(5,233)	(5,234)
Compensation paid with Company common shares	1,431	874
Changes in operating assets and liabilities
Restricted cash	(344)	—
Rents and other receivables	(365)	(160)
Deferred costs	(2,663)	(238)
Prepaid expenses and other assets	1,942	(4,159)
Accounts payable and accrued liabilities	5,941	3,600
Prepaid rents and other liabilities	2,852	11,296

Net cash provided by operating activities	52,462	51,597

Cash flow from investing activities
Investments in real estate – development	(104,747)	(216,063)
Interest capitalized for real estate under development	(4,940)	(9,871)
Improvements to real estate	(2,373)	(2,663)
Additions to non-real estate property	(315)	(466)

Net cash used in investing activities	(112,375)	(229,063)

Cash flow from financing activities
Line of credit:
Proceeds	—	204,000
Repayments	(9,428)	—
Mortgage notes payable:
Proceeds	181,726	32,537
Lump sum payoffs	(135,121)	—
Repayments	(1,000)	—
Escrowed proceeds	(4,000)	—
Offering costs	—	(87)
Payments of financing costs	(4,529)	(421)
Dividends and distributions:
Common shares	—	(18,618)
Noncontrolling interests – operating partnership	—	(16,539)

Net cash provided by financing activities	27,648	200,872

Net (decrease) increase in cash and cash equivalents	(32,265)	23,406
Cash and cash equivalents, beginning	53,512	11,510

Cash and cash equivalents, ending	$21,247	$34,916

Supplemental information:
Cash paid for interest, net of amounts capitalized	$17,470	$6,097

Deferred financing costs capitalized for real estate under development	$1,270	$1,763

Construction costs payable capitalized to real estate	$11,376	$39,827

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “Company”, “we”, “us” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and, as of September 30, 2009, own 62.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Through the Operating Partnership as of September 30, 2009, we hold a fee simple interest in the following properties:

•	seven operating data centers—referred to as ACC2, ACC3, ACC4, ACC5 Phase I, VA3, VA4 and CH1 Phase I;

•	two data center properties under development—referred to as NJ1 and SC1;

•	the second phases of four data centers under operation or development—Phase II of each of ACC5, CH1, NJ1 and SC1; and

•	land that may be used to develop three additional data centers—referred to as ACC6, ACC7 and SC2.

In late 2008, we temporarily suspended development of NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. For more information regarding these properties, see Note 3 of the consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. We have evaluated all subsequent events through November 4, 2009, the date the financial statements were issued. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Form 8-K, dated May 5, 2009, which also contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $13.0 million and $11.9 million for the three months ended September 30, 2009 and 2008, respectively, and $38.0 million and $33.8 million for the nine months ended September 30, 2009 and 2008, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended September 30, 2009 and 2008, and $3.6 million for each of the nine months ended September 30, 2009 and 2008. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, we would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three and nine months ended September 30, 2009 and 2008.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2009, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $1.3 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively and $4.5 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. Balances, net of accumulated amortization, at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Financing costs	$17,293	$15,207
Accumulated amortization	(8,271)	(4,910)

Financing costs, net	$9,022	$10,297

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively. Balances, net of accumulated amortization, at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Leasing costs	$42,212	$39,549
Accumulated amortization	(10,429)	(6,929)

Leasing costs, net	$31,783	$32,620

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2009 and December 31, 2008, the fuel inventory was $1.6 million and $1.5 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which includes free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term . Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(6,035)	(3,887)

Lease contracts above market value, net	$17,065	$19,213

	September 30, 2009	December 31, 2008
Lease contracts below market value	$51,900	$51,900
Accumulated amortization	(20,847)	(13,466)

Lease contracts below market value, net	$31,053	$38,434

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of September 30, 2009 and December 31, 2008, no allowance was considered necessary.

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

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver shares outside of the control of the Company, are reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by the Company (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of the Company’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 7). The redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the nine months ended September 30, 2009 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2008	31,162,271	$484,768
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,753	$5,753
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership – change in fair value of interest rate swap	—	1,532	1,532

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership			$7,285

Redemption of OP units	(5,708,877)	(88,800)
Adjustment to redeemable noncontrolling interests – operating partnership	—	(3,752)

Balance at September 30, 2009	25,453,394	$399,501

The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to controlling interests	$3,387	$4,149	$8,568	$15,629
Transfers from noncontrolling interests:
Net increase in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	5,923	529	92,552	10

	$9,310	$4,678	$101,120	$15,639

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships. The following is a summary of comprehensive income attributable to controlling interests for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Comprehensive income attributable to controlling interests:
Net income	$3,387	$4,149	$8,568	$15,629
Other comprehensive income – change in fair value of interest rate swap	373	(626)	2,217	75

Comprehensive income attributable to controlling interests	$3,760	$3,523	$10,785	$15,704

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

Recently Issued Accounting Pronouncements

None

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) relating to business combinations. This guidance eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. Also, this guidance addresses initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets arising from contingencies in a business combination. The adoption of this guidance will impact the accounting only for acquisitions occurring prospectively.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. Under this guidance, net income will encompass the total income of all consolidated subsidiaries with a separate disclosure on the face of the consolidated statements of operations attributing that income between controlling and redeemable noncontrolling interests. Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section. The adoption of this guidance did not result in the re-classification of the redeemable noncontrolling interests—operating partnership held by third parties to a component within “stockholders’ equity.”

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB relating to derivatives and hedging that requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this guidance (see Note 5).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on whether instruments granted in share-based payment transactions are participating securities. Under this guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance in identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by this guidance. The resulting disclosure from the adoption of this guidance is in Note 11.

During the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB relating to subsequent events. This guidance provides authoritative accounting literature that was previously addressed only in the auditing literature. The objective of this guidance is to establish principles and requirements for subsequent events. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative accounting guidance which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at September 30, 2009:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,531	$—	$161,031
ACC3	Ashburn, VA	1,071	94,023	—	95,094
ACC4	Ashburn, VA	6,600	534,538	—	541,138
ACC5 Phase I	Ashburn, VA	3,223	153,915	—	157,138
VA3	Reston, VA	10,000	173,569	—	183,569
VA4	Bristow, VA	6,800	141,728	—	148,528
CH1, Phase I	Elk Grove Village, IL	13,807	181,111	—	194,918

		44,001	1,437,415	—	1,481,416
Construction in progress and land held for development	(1)	—	—	325,282	325,282

		$44,001	$1,437,415	$325,282	$1,806,698

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of September 30, 2009 and December 31, 2008

($ in thousands)

	September 30, 2009				December 31, 2008
	Amounts	Rates (1)	% of Total	Maturities (years)	Amounts
Secured	$702,996	4.2%	100.0%	1.5	$666,819
Unsecured	—	—	—	—	—

Total	$702,996	4.2%	100.0%	1.5	$666,819

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	6.5%	28.4%	1.9	$200,000
ACC5 Loan	25,000	12.0%	3.6%	0.4	—
SC1 Loan	5,000	12.0%	0.7%	0.4	—

Fixed Rate Debt	230,000	7.2%	32.7%	1.7	200,000

Floating Rate Debt:
Line of Credit (2)	223,996	1.5%	31.9%	0.9	233,424
ACC4 Term Loan	249,000	3.8%	35.4%	2.1	100,000
CH1 Construction Loan	—	—	—	—	133,395

Floating Rate Debt	472,996	2.7%	67.3%	1.5	466,819

Total	$702,996	4.2%	100.0%	1.5	$666,819

Note: The Company capitalized interest of $1.8 million and $6.2 million during the three and nine months ended September 30, 2009, respectively.

(1)	Rate as of September 30, 2009.

(2)	Collateral includes VA3, VA4, ACC2 and ACC3.

(3)	Rate is fixed by an interest rate swap.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $424.0 million and $433.4 million was outstanding as of September 30, 2009 and December 31, 2008, respectively. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million, leaving $20.0 million available to be drawn as of September 30, 2009. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility. The Credit Facility is secured by VA3, VA4, ACC2 and ACC3, along with the assignments of rents and leases at these properties. These properties comprise the borrowing base, with an aggregate gross book value of $588.2 million as of September 30, 2009.

The Line of Credit matures on August 7, 2010, but includes an option whereby the Company may elect to extend the maturity date by 12 months. The extension is subject to, among other things, the payment of an extension fee of $0.4 million, there being no existing event of default and, at the option of the agent of the lenders, an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity. As of September 30, 2009, borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points. The Safari Term Loan is an interest-only loan with the full principal amount due at maturity on August 7, 2011, with no option to extend. As of September 30, 2009, the Safari Term Loan bears interest at LIBOR plus 150 basis points; however, interest has been fixed at 6.497% through maturity pursuant to an interest rate swap.

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

The ACC4 Term Loan matures on October 24, 2011 and includes a Company elected one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. As of September 30, 2009, the ACC4 Term Loan bears interest at LIBOR plus 350 basis points.

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of September 30, 2009, borrowings under the ACC5 Loan were $25.0 million.

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

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan relating to the refinancing of CH1 (the “CH1 Construction Loan”). This loan was paid off on February 10, 2009, resulting in a $1.0 million write-off of unamortized loan costs, which is included in amortization of deferred financing costs in the consolidated statements of operations.

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of September 30, 2009, we were in compliance with all covenants.

A summary of the Company’s debt maturity schedule as of September 30, 2009 is as follows:

Debt Maturity Schedule as of September 30, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	223,996	(3)	253,996	36.1%	2.7%
2011	200,000	(2)	249,000	(4)	449,000	63.9%	5.0%

Total	$230,000		$472,996		$702,996	100.0%	4.2%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.

(2)	Matures on August 7, 2011 with no extension option.

(3)	Amount outstanding on the Company’s $275.0 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.

(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. Includes scheduled principal amortization payments of $0.5 million in the fourth quarter of 2009 and $2.0 million in 2010.

(5)	Rate as of September 30, 2009.

5. Derivative Instruments

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

As of September 30, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	1	$200,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 (in thousands).

	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Prepaid rents and other liabilities	$14,018	Prepaid rents and other liabilities	$17,767

Total derivatives designated as hedging instruments		$14,018		$17,767

The table below presents the effect of the Company’s derivative financial instrument on the consolidated statements of operations for the three and nine months ended September 30, 2009 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI and Redeemable Noncontrolling Interests – Operating Partnership on Derivative (Effective Portion)	Loss Reclassified from Accumulated OCI and Redeemable Noncontrolling Interests – Operating Partnership into Interest Expense (Effective Portion)		Gain or (Loss) Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location on Income Statement	Amount	Location on Income Statement	Amount
For the three months ended September 30, 2009:
Interest Rate Swaps	$564	Interest expense	$—	Interest expense	$—
For the nine months ended September 30, 2009:
Interest Rate Swaps	$3,749	Interest expense	$—	Interest expense	$—

Amounts reported in accumulated other comprehensive income and redeemable noncontrolling interests—operating partnership related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.6 million will be reclassified either into earnings as an increase to interest expense or capitalized as part of a development asset.

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $15.1 million. As of September 30, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreement at its termination value of $15.1 million.

6. Commitments and Contingencies

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

7. Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than the Company. As of September 30, 2009, the owners of redeemable noncontrolling interests in the Operating Partnership owned 25,453,394 OP units, or 37.8% of the Operating Partnership, and the Company held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Company’s common stock, if and when the Company’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of the Company’s common stock. The Company may elect to redeem tendered OP units for cash or for shares of the Company’s common stock. During the nine months ended September 30, 2009, 5,708,877 OP units were redeemed and the Company elected to issue 5,708,877 shares of its common stock in exchange for the tendered OP units, representing approximately 18% of the 31,162,271 OP units held by redeemable noncontrolling interests at December 31, 2008. Following the above-described redemptions, the redemption value of the redeemable noncontrolling interests at September 30, 2009 and December 31, 2008 was $339.3 million and $64.5 million based on the closing share price of the Company’s common stock of $13.33 and $2.07, respectively, on those dates.

The Company has 341,145 fully vested LTIP units outstanding as of September 30, 2009, which are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit distributions as units of our Operating Partnership. Initially, LTIP units do not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of September 30, 2009, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

8. Stockholders’ Equity

On February 26, 2009, the Company issued 607,632 shares of restricted stock to employees, which vest in equal increments on March 1, 2010, March 1, 2011 and March 1, 2012.

On May 19, 2009, the Company issued 57,886 fully vested shares to independent members of its’ Board of Directors.

During the nine months ended September 30, 2009, OP unitholders redeemed 5,708,877 OP units in exchange for 5,708,877 shares of common stock.

9. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of September 30, 2009, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 2,781,390 share equivalents had been issued as of such date leaving 2,186,405 shares available for future issuance.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(19,160)	$17.90
Forfeited	(1,365)	5.13

Unvested balance at September 30, 2009	640,377	$5.82

During the nine months ended September 30, 2009, we issued 607,632 shares of restricted stock which had a value of $3.1 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the nine months ended September 30, 2009, 19,160 shares of restricted stock vested at a value of $0.1 million on the vesting dates.

As of September 30, 2009, total unearned compensation on restricted stock was $3.0 million, and the weighted average vesting period was 1.4 years.

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

A summary of our stock option activity under the Plan for the nine months ended September 30, 2009 is presented in the table below.

	Number of Shares Subject to Option	Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, September 30, 2009	1,274,696	$5.06

The following table sets forth the number of shares subject to option that are unvested as of September 30, 2009 and December 31, 2008 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at September 30, 2009	1,274,696	$1.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the nine months ended September 30, 2009.

Assumption
Number of options granted	1,274,696
Exercise price	$5.06
Expected term (in years)	6
Expected volatility	41%
Expected annual dividend	3.75%
Risk-free rate	2.76%

The total fair value of options granted during the nine months ended September 30, 2009 was $1.9 million. As of September 30, 2009, total unearned compensation on options was $1.5 million, and the weighted average vesting period was 1.4 years.

10. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended		Nine Months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net income attributable to controlling interests	$3,387	$4,149	$8,568	$15,629
Adjustments to redeemable noncontrolling interests	28	(3)	44	(9)

Numerator for basic earnings per share	3,415	4,146	8,612	15,620
Adjustments to redeemable noncontrolling interests	—	—	—	—

Numerator for diluted earnings per share	$3,415	$4,146	$8,612	$15,620

	Three Months ended		Nine Months ended
	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009
Denominator:
Weighted average shares	41,683,583	35,493,625	39,932,332	35,470,947
Unvested restricted stock	(642,443)	(57,605)	(525,138)	(46,948)

Denominator for basic income per share	41,041,140	35,436,020	39,407,194	35,423,999
Effect of dilutive securities	951,372	19,283	511,246	33

Denominator for diluted earnings per share – adjusted weighted average	41,992,512	35,455,303	39,918,440	35,424,032

11. Fair Value

Assets and Liabilities Measured at Fair Value

On January 1, 2008, the Company adopted authoritative guidance issued by the FASB relating to fair value measurements that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair value measurements of reported balances. The guidance excludes the accounting for leases, as well as other authoritative guidance that address fair value measurements on lease classification and measurement. We have adopted this guidance for non-financial assets and liabilities, which are primarily our real estate assets, and this adoption did not have a material impact on our consolidated financial statements.

The authoritative guidance issued by the FASB emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

To comply with the provisions of the authoritative guidance issued by the FASB, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the interest rate swap. As a result, the Company has determined that its derivative valuation, in its entirety, is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall. These liabilities are recorded in prepaid rents and other liabilities in the consolidated balance sheet.

(in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Liabilities
Derivative financial instrument	$—	$14,018	$—	$14,018

The authoritative guidance issued by the FASB requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts we would realize in a current market exchange.

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2009:

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

•

Debt: The combined balance of our Line of Credit and mortgage notes payable was $703.0 million with a fair value of $697.9 million as of September 30, 2009 based on the Company’s estimate of interest rates that could be obtained in today’s environment.

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

We have two operating properties that are not stabilized—CH1 Phase I—located in Elk Grove Village, Illinois and ACC5 Phase I– located in Ashburn, Virginia. During the third quarter of 2009, we executed one lease at CH1 Phase I and two leases at ACC5 Phase I, and as of September 30, 2009, CH1 Phase I and ACC5 Phase I were 48% and 73% leased, respectively . We continue to seek tenants to lease the remaining space at CH1 Phase I and ACC5 Phase I in an effort to stabilize these properties. During the third quarter of 2009, we also obtained the certificate of occupancy and commissioning report for ACC5.

We have temporarily suspended development at two properties to conserve our liquidity, as follows:

•	NJ1, located in Piscataway, New Jersey; and

•	SC1, located in Santa Clara, California.

At two of the above properties—ACC5 and CH1—we have constructed a shell building to be used for the second phase, or Phase II, of each facility once we construct the raised floor space, install the electrical and mechanical infrastructure and make other improvements. We also own other land available for future development.

In August 2009, we entered into a lease agreement with an existing tenant for 38% of the available critical power at Phase II of ACC5. The term of the lease does not commence until January 1, 2011, or as early as October 1, 2010 if the tenant elects an early commencement date with 12 months advance notice to us. To date, we have not received such a notice. As a consequence of entering this new lease, we now intend to commence development of Phase II of ACC5 sometime during the next three quarters to the extent we obtain sufficient funds to complete the project and it is approved by our Board of Directors. As of September 30, 2009, the estimated cost to complete Phase II of ACC5 is approximately $85 million. The lease provides that if we do not complete the development of ACC5, Phase II by January 1, 2011 (or such earlier date designated by the tenant if it elects an early lease commencement date, as described above), the tenant will receive one day of base rent abatement for each day of delay in development, up to 90 days of abatement and, on the 91st day of delay, the tenant has the right to terminate the lease. We may, pursuant to the lease, substitute substantially equivalent space that is available in ACC5 Phase I for a portion or all of the space leased in ACC5 Phase II.

We do not intend to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete each applicable project. We are currently pursuing various financing alternatives to allow us to proceed with the development of ACC5 Phase II and/or resume development at NJ1 and SC1. These alternatives may include, among others, seeking additional indebtedness on a secured or unsecured basis, arranging additional credit line facilities and accessing the public and private securities markets to the extent conditions permit. However, as a result of challenging conditions in the U.S. financial, securities and credit markets and the overall economic environment, as discussed below, the cost and availability of capital have been and may continue to be adversely affected. Thus, there is no assurance that we will be successful in obtaining additional funds on favorable terms or at all, which may have an adverse impact on our ability to execute our development plans.

We did not declare a dividend for the first nine months of 2009. The current 2009 REIT distribution requirement estimate is $0.24 to $0.30 per share. The Company has available funds sufficient to pay the dividend in cash, and the Board of Directors will determine the method and timing of the dividends prior to the end of the fourth quarter.

Our Properties

Operating Properties

The following table presents a summary of our seven operating properties as of September 30, 2009:

Operating Properties

As of September 30, 2009

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)
Stabilized (1)
VA3	Reston, VA	2003	256,000	144,901	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%
ACC2	Ashburn, VA	2001/2005	87,000	53,397	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	79,600	13.0	100%
ACC4	Ashburn, VA	2007	307,000	172,025	36.4	100%

Subtotal - stabilized			1,027,000	539,923	82.4	100%
Completed not Stabilized
CH1 Phase I	Elk Grove Village, IL	2008	285,000	121,223	18.2	48%
ACC5 Phase I	Ashburn, VA	2009	150,000	85,600	18.2	73%

Total Operating Properties			1,462,000	746,746	118.8

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $133.2 million of annualized base rent on a straight-line basis for leases executed and/or amended as of September 30, 2009 over the non-cancellable terms of the respective leases and excludes approximately $7.0 million net amortization increase in revenue of above and below market leases. Base rent for the next 12 months on a cash basis as of September 30, 2009 is $106.1 million assuming no additional leasing or changes to existing leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our operating properties for each of the ten calendar years beginning with 2009. The information set forth in the table assumes that tenants exercise no renewal options and considers early tenant termination options.

Lease Expirations

As of September 30, 2009

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (2)	% of Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2009 (4)	1	27,268	4.1%	2,600	2.5%	0.9%
2010	1	66,661	10.0%	5,688	5.5%	3.1%
2011	2	19,620	3.0%	2,438	2.3%	2.1%
2012	1	15,000	2.3%	1,600	1.5%	1.9%
2013	3	44,743	6.7%	4,630	4.4%	3.3%
2014	6	46,509	7.0%	6,963	6.7%	7.1%
2015	2	68,397	10.3%	12,000	11.5%	10.4%
2016	2	54,800	8.3%	8,100	7.8%	9.1%
2017	5	70,800	10.7%	12,324	11.8%	13.2%
2018	4	75,300	11.4%	15,113	14.5%	16.0%
After 2018	11	173,909	26.2%	32,875	31.5%	32.9%

Total	38	663,007	100%	104,331	100%	100%

(1)	The operating properties have 21 tenants with 38 different lease expiration dates. Top two tenants represent 51% of annualized base rent. Top three tenants represent 66% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	One megawatt is equal to 1,000 kW.

(4)	The Company has executed two new leases to fully re-lease the space covered by this expiring lease.

Development Projects

We own fee simple title to all land at our development projects. Our development projects include three data center projects under development—Phase II of ACC5 in Ashburn, Virginia; Phase I of NJ1 in Piscataway, New Jersey; and Phase I of SC1 in Santa Clara, California—and undeveloped land sufficient for the development of other data center facilities.

In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. Because our construction agreements are primarily cost-plus arrangements, by suspending development, we, for the most part, cease incurring new obligations and are committed only for those obligations incurred prior to the date of suspension. In the first quarter of 2009, we resumed construction at ACC5 and completed it in the third quarter 2009. As of September 30, 2009, Phase I of ACC5 was 73% leased. In addition, as discussed above, we now intend to commence development of Phase II of ACC5 sometime during the next three quarters. We do not intend to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete the applicable project. The commencement of any of these developments is also subject to approval from our Board of Directors.

The following table presents a summary of our development properties as of September 30, 2009:

Development Projects

As of September 30, 2009

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
Development Projects on hold
ACC5 Phase II	Ashburn, VA	150,000	85,600	18.2	$140,000 - $150,000	$59,085	38%
NJ1 Phase I (6)	Piscataway, NJ	150,000	85,600	18.2	$200,000 - $215,000	131,578
SC1 Phase I (6)	Santa Clara, CA	150,000	85,600	18.2	$240,000 - $280,000	53,394

		450,000	256,800	54.6	$580,000 - $645,000	244,057

Future Development Projects
CH1 Phase II	Elk Grove Village, IL	200,000	89,917	18.2	*
NJ1 Phase II	Piscataway, NJ	150,000	85,600	18.2	*
SC1 Phase II	Santa Clara, CA	150,000	85,600	18.2	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,200	36.4	*
ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*

		1,140,000	637,317	132.6		81,225

Total		1,590,000	894,117	187.2		$325,282

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of September 30, 2009.

(6)	Construction temporarily suspended on NJ1 and SC1 and amount incurred includes all estimated commitments.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Revenues for the three months ended September 30, 2009 were $51.9 million. This amount includes base rent of $29.5 million, tenant recoveries of $17.9 million, which includes our property management fee, and other revenue of $4.5 million, primarily from projects for our tenants performed by our taxable REIT subsidiary. This compares to revenue of $42.9 million for the three months ended September 30, 2008. The increase of $9.0 million, or 21%, was due to the lease-up of ACC4 and CH1 after the third quarter of 2008, the opening of ACC5 in September 2009 and an increase in revenue from services provided to our tenants on a non-recurring basis. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the three months ended September 30, 2009 were $39.1 million as compared to $31.6 million for the three months ended September 30, 2008. The increase of $7.5 million, or 24%, was primarily due to the following: $1.6 million of increased fully operational ACC4 property operating costs, $0.6 million of increased CH1 property operating costs, $0.4 million of ACC5 property operating costs, $1.2 million of increased depreciation and amortization as CH1 was still in development in July 2008 and ACC5 went into service in September 2009, $1.0 million of increased general and administrative expenses primarily due to increased bonuses accrued, $2.8 million of other expenses primarily for non-recurring tenant projects, and $0.3 million of NJ1 and SC1 expenses due to the temporary suspension of development.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2009 was $7.4 million as compared to $3.5 million for the three months ended September 30, 2008. Total interest incurred for the three months ended September 30, 2009 was $9.2 million, of which $1.8 million was capitalized. This compares to total interest incurred of $7.0 million for the three months ending September 30, 2008, of which $3.5 million was capitalized. Total interest increased period over period due to higher debt balances. Interest capitalized decreased year over year as there was only one project under development in the third quarter of 2009 versus four projects under development in the third quarter of 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the three months ended September 30, 2009 was $3.4 million compared to $4.1 million for the three months ended September 30, 2008. The decrease of $0.7 million is primarily due to higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by higher revenues and the redemption of OP units after the third quarter of 2008 which resulted in a greater percentage of net income being allocated to controlling interests.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. Revenues for the nine months ended September 30, 2009 were $147.6 million. This amount includes base rent of $83.9 million, tenant recoveries of $51.1 million, which includes our property management fee, and other revenue of $12.6 million, primarily from projects for our tenants performed by our taxable REIT subsidiary. This compares to revenue of $126.1 million for the nine months ended September 30, 2008. The increase of $21.5 million, or 17%, was due primarily to the lease-up of ACC4 and, to a lesser degree, CH1 after the third quarter 2008, the opening of ACC5 in September 2009 and an increase in revenue from services provided to our tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the nine months ended September 30, 2009 were $112.0 million compared to $89.1 million for the nine months ended September 30, 2008. The increase of $22.9 million, or 26%, was primarily due to the following: $6.6 million of increased operating costs at ACC4 as the property became fully operational, $2.0 million of increased CH1 property operating costs, $4.4 million of depreciation and amortization as CH1 was still in development during the first seven months of 2008 and ACC5 opened in September 2009, $2.2 million of increased general and administrative expenses primarily due to increased bonuses accrued, $4.8 million of other expenses for non-recurring tenant projects, and $0.9 million of NJ1 and SC1 expenses due to the temporary suspension of development.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2009 was $21.6 million compared to interest expense of $7.6 million for the nine months ended September 30, 2008. Total interest incurred for the nine months ended September 30, 2009 was $27.8 million, of which $6.2 million was capitalized. This compares to total interest incurred of $19.2 million for the nine months ending September 30, 2008, of which $11.6 million was capitalized. Total interest increased period over period due to higher debt balances. Interest capitalized decreased year over year as there was only one project under development in the first nine months of 2009 versus four projects under development in the first nine months of 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the nine months ended September 30, 2009 was $8.6 million as compared to $15.6 million for the nine months ended September 30, 2008. The decrease of $7.0 million was primarily due to higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units after the third quarter of 2008 which resulted in a greater percentage of net income being allocated to controlling interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net cash provided by operating activities increased by $0.9 million to $52.5 million for the nine months ended September 30, 2009, as compared to $51.6 million for the corresponding period in 2008. The increase is primarily due to the lease-up of ACC4 since the year ago quarter, a decrease in rent abatements partially offset by a lower increase in advance rents and other liabilities.

Net cash used in investing activities decreased by $116.7 million to $112.4 million for the nine months ended September 30, 2009 compared to $229.1 million for the corresponding period in 2008. Cash used in investing activities for the nine months ended September 30, 2009 and 2008 primarily consisted of expenditures for the Company’s projects under development. The decrease in cash used in investing activities was due to only one project under development for the nine months ended September 30, 2009 versus four projects in development for the nine months ended September 30, 2008.

Net cash provided by financing activities decreased by $173.3 million to $27.6 million for the nine months ended September 30, 2009 compared to $200.9 million for the corresponding period in 2008. Cash provided by financing activities for the nine months ended September 30, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 Term Loan’s, defined herein, accordion feature, $25.0 million of proceeds from the ACC5 Loan, defined herein, and $5.0 million of proceeds from the SC1 Loan, defined herein, partially offset by the pay off of the CH1 Construction Loan, defined herein, of $135.1 million, repayment of $9.4 million under our Line of Credit, defined herein, $4.0 million of loan proceeds held in escrow as partial security for the ACC5 and SC1 loans and payment of $4.5 million of financing costs. Cash provided by financing activities for the nine months ended September 30, 2008 primarily consisted of $236.5 million of proceeds from the Credit Facility, defined herein, and the CH1 Construction Loan partially offset by the payment of $35.2 million of dividends and distributions. We paid no dividend or distributions during the nine months ended September 30, 2009 as compared to $35.2 million for the corresponding period in 2008.

Market Capitalization

The following table sets forth our total market capitalization as of September 30, 2009 (in thousands except per share data):

Capital Structure as of September 30, 2009

(in thousands except per share data)

Mortgage notes payable			$479,000
Line of credit			223,996

Total Debt			702,996	43.9%
Common Shares	62%	41,869
Operating Partnership (“OP”) Units	38%	25,453

Total Shares and OP Units	100%	67,322
Common Share Price at September 30, 2009		$13.33

Total Equity			897,402	56.1%

Total Market Capitalization			$1,600,398	100.0%

Capital Resources

The development and construction of wholesale data centers is capital intensive. This development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to realize revenue. In addition, we elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2007 and are required to distribute at least 90% of our taxable income to our stockholders on an annualized basis.

We generally fund the cost of data center development from additional capital, which for future development, we would expect to obtain through secured borrowings, mezzanine financings, construction financings and the issuance of additional debt and equity securities when market conditions permit. During the first three quarters of 2009, we funded a portion of our development costs with cash provided by operating activities. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the additional funds necessary to complete these projects and, in turn, the amount of additional capital that we would need to raise. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our cash flow expectations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing additional securities.

In the fourth quarter of 2008, we announced the temporary suspension of three projects under development, Phase I of each of ACC5, NJ1 and SC1, because funding from a term loan secured by ACC4 described below was less than anticipated. In the first quarter of 2009, we obtained additional financing and restarted development at ACC5, and we placed it in service in September 2009. As of September 30, 2009, construction costs payable also includes committed costs of approximately $11 million related to development at ACC5 and, prior to the temporary suspension, development at NJ1 and SC1. We currently intend to fund these construction costs and obligations from cash on hand, the $20 million available under our line of credit and cash flow from our operating activities.

In August 2009, we entered into a lease agreement with an existing tenant for 38% of the available critical power and raised floor space at Phase II of ACC5. The term of the lease does not commence until January 1, 2011, or as early as October 1, 2010 if the tenant elects an early commencement date with 12 months advance notice to us. To date, we have not received such a notice.

Consequently, we now intend to commence development of Phase II of ACC5 sometime during the next three quarters, to the extent we obtain sufficient funds to complete the project and it is approved by our Board of Directors.

The estimated cost to complete Phase II of ACC5 is approximately $85 million as of September 30, 2009. In the third quarter 2009, we redeployed approximately $35 million of equipment from the SC1 development project to the ACC5 Phase II development project to reduce its cost to complete. The estimated cost to complete Phase I of NJ1 and SC1 is approximately $75 million and $210 million, respectively, as of September 30, 2009. We do not intend to proceed with development at ACC5 Phase II or resume development at NJ1 or SC1 until we obtain sufficient funds to complete the applicable project. However, there is no assurance that we will be successful in obtaining additional funds on favorable terms or at all, particularly in light of the challenging conditions in the financial and credit markets.

We did not declare a dividend for the first nine months of 2009. The current 2009 REIT distribution requirement estimate is $0.24 to $0.30 per share. Based on this estimate and our projection of approximately 67.3 million shares of common stock and OP units outstanding at the end of the year, this would equate to a cash payment of approximately $16.2 million to $20.2 million. We currently intend to fund these dividends from cash on hand, funds available under our line of credit and cash flow from our operating activities.

A summary of our total debt and maturity schedule as of September 30, 2009 is as follows:

Debt Summary as of September 30, 2009 and December 31, 2008

($ in thousands)

	September 30, 2009				December 31, 2008
	Amounts	Rates (1)	% of Total	Maturities (years)	Amounts
Secured	$702,996	4.2%	100.0%	1.5	$666,819
Unsecured	—	—	—	—	—

Total	$702,996	4.2%	100.0%	1.5	$666,819

Fixed Rate Debt:
Safari Term Loan (2)(3)	$200,000	6.5%	28.4%	1.9	$200,000
ACC5 Loan	25,000	12.0%	3.6%	0.4	—
SC1 Loan	5,000	12.0%	0.7%	0.4	—

Fixed Rate Debt	230,000	7.2%	32.7%	1.7	200,000

Floating Rate Debt:
Line of Credit (2)	223,996	1.5%	31.9%	0.9	233,424
ACC4 Term Loan	249,000	3.8%	35.4%	2.1	100,000
CH1 Construction Loan	—	—	—	—	133,395

Floating Rate Debt	472,996	2.7%	67.3%	1.5	466,819

Total	$702,996	4.2%	100.0%	1.5	$666,819

Note: The Company capitalized interest of $1.8 million and $6.2 million during the three and nine months ended September 30, 2009, respectively.

(1)	Rate as of September 30, 2009.

(2)	Collateral includes VA3, VA4, ACC2 and ACC3.

(3)	Rate is fixed by an interest rate swap.

Debt Maturity Schedule as of September 30, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (5)
2009	$—		$—		$—	—	—
2010	30,000	(1)	223,996	(3)	253,996	36.1%	2.7%
2011	200,000	(2)	249,000	(4)	449,000	63.9%	5.0%

Total	$230,000		$472,996		$702,996	100.0%	4.2%

(1)	Extendable up to four years upon satisfaction of certain customary conditions.

(2)	Matures on August 7, 2011 with no extension option.

(3)	Amount outstanding on the Company’s $275.0 million Line of Credit that matures on August 7, 2010, subject to a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. A borrowing base initial appraised value covenant currently limits the amount available to $244 million.

(4)	Matures on October 24, 2011 and includes a one-year extension option exercisable by the Company upon satisfaction of certain customary conditions. Includes scheduled principal amortization payments of $0.5 million in the fourth quarter of 2009 and $2.0 million in 2010.

(5)	Rate as of September 30, 2009.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consists of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $424.0 million was outstanding as of September 30, 2009. A borrowing base covenant, based on the initial appraisal values of the properties securing the loan, limits the amounts available to $444.0 million. The agent for the lender has the right to request an appraisal of the properties that secure the Credit Facility, which could result in a change in our borrowing capacity under the Credit Facility.

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

On August 15, 2007, the Company entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixes the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which is 1.50%. The Company has designated this agreement as a hedge for accounting purposes. As of September 30, 2009, the cumulative reduction in the fair value of the interest rate swap of $14.0 million was recognized as a liability and recorded as other comprehensive loss in stockholders’ equity and redeemable noncontrolling interests—operating partnership, and no amounts were recognized in earnings as hedge ineffectiveness.

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

ACC5 Loan

On February 6, 2009, the Company entered into a construction loan agreement (the “ACC5 Loan”) to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. Borrowings under the ACC5 Loan, which are secured by ACC5, the undeveloped land on which ACC6 would be located and a $4.0 million cash deposit, bear interest at a fixed rate of 12% per annum and mature on February 6, 2010. As of September 30, 2009, borrowings under the ACC5 Loan were $25.0 million.

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

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan (the “SC1 Loan”) that is secured by SC1, the undeveloped land on which SC2 would be located, and the same $4.0 million cash deposit that secures the ACC5 loan. The SC1 Loan bears interest at a fixed rate of 12% per annum and matures on February 6, 2010. We used these proceeds to pay a portion of our construction cost payable related to SC1.

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

Covenants—Credit Facility and ACC4 Term Loan

Both the Credit Facility and ACC4 Term Loan require ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control (as defined in the respective credit agreements) of the Company or the Operating Partnership. In addition, the Credit Facility and ACC4 Term Loan contain customary financial covenants, including minimum debt service coverage ratios, limits on the ratio of consolidated indebtedness of the Operating Partnership and its subsidiaries to the gross asset value of the Operating Partnership and its subsidiaries, minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges and minimum consolidated tangible net worth. As of September 30, 2009, the Company was in compliance with all covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009, including the maturities without extensions and scheduled principal repayments of our Safari Term Loan, Line of Credit, ACC4 Term Loan, ACC5 Loan and SC1 Loan (in thousands):

Obligation	2009	2010	2011-2012	2013-2014	Total
Debt:
Principal (1)	$500	$255,996	$446,500	$—	$702,996
Interest (2)	7,484	25,005	15,515	—	48,004
Construction costs payable (3)	11,376	—	—	—	11,376
Operating leases (4)	104	367	767	693	1,931

Total	$19,464	$281,368	$462,782	$693	$764,307

(1)	Amounts include aggregate principal payments only. For purposes of this table, we have not assumed any loan extensions. The ACC4 Term Loan and the Line of Credit have extension options of one year assuming payment of extension fees and meeting certain covenants. The ACC5 and SC1 Loans have extension options of up to four years upon satisfaction of certain customary conditions.

(2)	Amounts include interest expected to be incurred on the Company’s debt based on outstanding obligations as of September 30, 2009 and include capitalized interest. For floating rate debt, the current rate in effect at September 30, 2009 is assumed to be in effect through the respective maturity date of each instrument. All interest on our debt is variable rate with the exception of our Safari Term Loan which is fixed at 6.497% through an interest rate swap and the ACC5 and SC1 Loans which have interest rates of 12%.

(3)	Accrued on the Company’s consolidated balance sheet as of September 30, 2009. Includes the obligations related to ACC5, NJ1 and SC1 of $ 7.3 million, $1.8 million and $2.0 million, respectively.

(4)	Rent due for office space leased by the Company to house its corporate headquarters.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$5,524	$7,881	$14,321	$29,564
Depreciation and amortization	14,240	13,038	41,551	37,116
Less: Non real estate depreciation and amortization	(124)	(40)	(355)	(174)

FFO available to controlling and redeemable noncontrolling interests (1)	$19,640	$20,879	$55,517	$66,506

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Critical Accounting Policies

Recently Adopted Pronouncements

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) relating to business combinations. This guidance eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. Also, this guidance addresses initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets arising from contingencies in a business combination. The adoption of this guidance will impact the accounting only for acquisitions occurring prospectively.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. Under this guidance, net income will encompass the total income of all consolidated subsidiaries with a separate disclosure on the face of the consolidated statements of operations attributing that income between controlling and redeemable noncontrolling interests. Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section. The adoption of this guidance did not result in the re-classification of the redeemable noncontrolling interests—operating partnership held by third parties to a component within “stockholders’ equity.”

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB relating to derivatives and hedging that requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this guidance (see Note 5 to the consolidated financial statements).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on whether instruments granted in share-based payment transactions are participating securities. Under this guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. The adoption of this guidance did not have a material impact on its financial position or results of operations.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance in identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by this guidance. The resulting disclosure from the adoption of this guidance is in Note 11 to the consolidated financial statements.

During the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB relating to subsequent events. This guidance provides authoritative accounting literature that was previously addressed only in the auditing literature. The objective of this guidance is to establish principles and requirements for subsequent events. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative accounting guidance which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

None

Related Party Transactions

Leasing Arrangements

As of September 30, 2009 we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with our Executive Chairman and our President and Chief Executive Officer. In September 2009, we renewed the lease for an additional five years with an expiration in September 2014. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of September 30, 2009 (excluding the portion of the Credit Facility that is hedged through our interest rate swap) would decrease future net income and cash flows by approximately $4.7 million annually less the impact of capitalization. If interest rates were to decrease 1%, the decrease in interest expense on the variable rate debt outstanding as of September 30, 2009 would be approximately $4.7 million annually less the impact of capitalization. Because one-month LIBOR was approximately 0.3% at September 30, 2009, a decrease of 0.3% would result in a decrease in interest expense of approximately $1.4 million annually less the impact of capitalization. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factor in our annual report on Form 10-K for the year ended December 31, 2008 entitled “As of January 1, 2009, our two largest tenants, Microsoft and Yahoo!, collectively accounted for 67.2% of our annualized base rent, and the loss of either tenant or any other significant tenant could have a materially adverse affect on our business” is updated to provide that, as of September 30, 2009, our two largest tenants, Microsoft and Yahoo!, collectively accounted for 51% of our annualized base rent, and our three largest tenants, Microsoft, Yahoo! and Facebook, collectively accounted for 66% of our annualized base rent. The annualized base rent for each such tenant accounted for more than 10% of our annualized base rent.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We do not have a stock repurchase program. However, during the quarter ended September 30, 2009, one of our employees was deemed to have surrendered shares of our common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the quarter ended September 30, 2009, we acquired 672 shares of common stock at a price per share of $11.97 (based on the average of the opening and closing price of our common stock as of the date of the determination of the withholding tax amounts, which was the date the restricted stock vested). We did not pay any cash consideration to acquire these shares.

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

DUPONT FABROS TECHNOLOGY, INC.

Date: November 4, 2009	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.