Form 10-K
period 2009-12-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2010-02-26
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant was $378.0 million as of June 30, 2009.

As of February 24, 2010, there were 42,421,084 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders scheduled for May 19, 2010 to be filed with the Securities and Exchange Commission by no later than April 30, 2010, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. We caution investors that any forward-looking statements presented in this report, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our markets or the technology industry, including a continued and prolonged economic downturn;

•	general and local economic conditions;

•	defaults on or non-renewal of leases by tenants, including by our three largest tenants that accounted for 66% of our annualized base rent as of December 31, 2009;

•	failure to obtain necessary financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	failure to successfully complete or delays in completing our development properties;

•	failure to successfully operate stabilized properties and/or lease-up the completed but not yet stabilized properties;

•	decreased rental rates, increased vacancy rates or tenant bankruptcies;

•	increased interest rates;

•	the failure to qualify and maintain qualification as a REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations, including disruptions in the credit markets and the availability of capital and other financing;

•	changes in real estate and zoning laws; and

•	any inability to recover from our tenants’ significant increases in operating expenses, including real property tax rates.

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

The Company

DuPont Fabros Technology, Inc. (the “Company”) was incorporated in March 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DuPont Fabros Technology, Inc. is the sole general partner of DuPont Fabros Technology, L.P. (“Operating Partnership”), and, as of December 31, 2009, owned approximately 63% of the partnership interests in the Operating Partnership. We are organized so as to qualify, and have elected to be taxed, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” mean DuPont Fabros Technology, Inc. and its subsidiaries.

We are a leading owner, developer, operator and manager of large-scale data center facilities leased to tenants under long-term leases—commonly referred to as “wholesale data centers.” Our data centers are highly specialized, secure facilities used by our tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool some of their computer servers which support critical business processes. We lease the raised square footage and available power of each of our facilities to our tenants under long-term triple-net leases, which provide for annual rental increases. Our data centers are strategically located in major population centers with significant electrical power availability and hubs of extensive fiber network connectivity. For the year ended December 31, 2009, we generated $200.3 million of total revenues and $2.9 million in net income, which included a $13.7 million loss on the discontinuance of cash flow hedge. As of December 31, 2009, we had total assets of $2.0 billion.

We believe our data centers are engineered to provide sufficient power to meet the needs of the world’s largest technology companies. Our data center in Northern Virginia known as ACC5 is the prototype for our ground-up developments due to its enhanced power capacity and flexible design, which enables us to accommodate both smaller and larger tenants in a single, secure facility. Our ACC5 data center is designed to provide tenants with a total of 36.4 megawatts, or MW, of power, which we refer to as critical load. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by our tenants to operate their computer servers. Because we believe that critical load is the primary factor used by tenants in evaluating their data center requirements, our rents are based on the amount of power that we make available to our tenants, rather than the amount of space that they occupy. Accordingly, throughout this annual report, we discuss our operations in terms of critical load because it is one of the primary metrics that we use to manage our business. We also provide information relating to a facility’s total gross building area and its raised square footage, which is the net rentable square footage of each of our facilities.

We currently own and operate seven data centers, six of which are located in Northern Virginia and one of which is located in suburban Chicago, Illinois. Five of our Northern Virginia facilities are 100% leased, the first phase of our Northern Virginia data center facility known as ACC5, which opened in September 2009, is 84% leased as of December 31, 2009, and the first phase of our Chicago facility known as CH1, which opened in August 2008, is 48% leased as of December 31, 2009. We also own other development properties and parcels of land that we intend to develop into wholesale data centers in the future. With this portfolio of operating and development properties, we believe that we are well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

We also provide certain technical services to our tenants as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by our tenants.

Our Market Opportunity

Data centers are buildings that house a large number of computer servers and include the key related infrastructure necessary for operation of the servers, including systems for power distribution, environmental control, fire suppression and security. Network access is typically provided into a data center using optical fiber. The data center market in North America is highly fragmented with more than 350 companies providing different forms of internet data center services. Wholesale data center providers lease to a limited number of tenants relatively large amounts of data center space, which are referred to as cells or pods, that generally range in size from 2,500 to 40,000 square feet. In contrast, colocation providers operate on a retail model and rent space to many customers based on individual racks/cabinets or cages which generally range in size from 500 to 5,000 square feet in size. There are a limited number of wholesale providers that have entered the data center market to meet the growing demand from technology companies by: offering greater power through a single data center facility than can a colocation provider; providing savings on the cost to operate the data center infrastructure through economies of scale; providing secure facilities with on-site security staffed 24 hours a day, seven days a week to support critical business processes; and allowing technology companies to manage their own servers.

The North American data center market is projected to total approximately $5.6 billion in revenue in 2009 and is expected to grow more than 15% each year, reaching to $9.2 billion of revenue in 2012, according to Tier1Research’s September 2009 report “Internet Datacenter North American Market Overview—2009.” We believe that the total data center market is increasing primarily as a result of the continued strong growth in Internet traffic. Cisco Systems, Inc. in its June 2009 white paper estimates that Internet traffic in North America will increase at a compound annual growth rate of 39% from 2008 to 2013. In particular, consumer Internet traffic, which includes web/email, Internet gaming and Internet video, is expected to increase at a compound annual growth rate of 41% from 2008 to 2013. Cisco further estimates that Internet video streaming and downloads will grow to represent more than 60% of all consumer Internet traffic by 2013.

While demand for data center services continues to increase, the difficult economic environment and tightening credit conditions have limited the ability of data center developers to obtain financing necessary to construct new data center facilities, which has constrained the supply of wholesale data center space. Tier1Research, in its September 2009 report, estimates that market demand for multi-tenant data center space currently exceeds supply and will continue to exceed supply through 2012. As a result of the current data center demand-supply imbalance, we believe there is a significant market opportunity for those data center operators and developers who own properties and parcels of land that are suitable for data center development, have access to capital and have a strong track record of operating data center facilities.

Our Competitive Strengths

We believe that we distinguish ourselves from other data center providers through the following competitive strengths:

Data centers strategically located with high power capacity. Our operating and planned development properties are strategically located in the Northern Virginia, suburban Chicago, Illinois, Piscataway, New Jersey and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. We believe these locations help attract and retain tenants because access to less expensive power yields significant cost savings for our tenants under the terms of our triple-net leases, and the proximity to large population centers enhances performance by reducing latency (the time it takes a packet of information to reach the end user). Additionally, our facilities are engineered to provide critical load sufficient to serve many of the world’s largest technology companies, which require more power than colocation facilities are designed to provide.

Long-term triple net leases to industry-leading tenants with strong credit. Our tenant base includes leading national and international technology companies, such as Microsoft, Yahoo!, Facebook and Google. As of

December 31, 2009, our three largest tenants, Microsoft, Yahoo! and Facebook, which are currently under long term leases with staggered lease expirations, collectively accounted for 66% of our annualized base rent. Under the terms of our triple net leases, our tenants occupy all or a percentage of each of our data centers and are obligated to reimburse us for property-level operating expenses. In addition, under our triple-net lease structure, our tenants pay for only the power they use and power that is used to cool their space. We believe that this lease structure, together with the economies of scale resulting from the size of our data centers, results in our tenants paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. Our leases provide for annual rent increases and, as of December 31, 2009, our weighted average remaining lease term was approximately 7.0 years.

Strong track record and development pipeline. We currently own and operate seven data centers, five of which are 100% leased. We believe that our in-house development expertise, together with our relationships with contractors who are experienced in the construction of data centers, gives us a significant advantage over those of our competitors who are required to rely exclusively on third parties to develop and maintain their properties. We also believe that our development properties and parcels of land suitable for data center development give us an advantage over those of our competitors who may have to acquire suitable sites for future development.

Our Business Strategy

Our primary business objective is to maximize cash flow through the prudent management of a balanced portfolio of operating and development properties. Our business strategies to achieve these objectives are:

Maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. We strive to maximize our cash flows under these leases by including a monthly base rent obligation and property management fee to compensate us for the management of our properties, and a “triple net” structure, which obligates our tenants to reimburse us for the costs that we incur to operate the data center, including the cost of electricity used by tenants to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. Our leases provide for annual increases of base rent—either a flat rate of about 3% or in some cases based on the consumer price index. We are focused on leasing the first phases of our two operating facilities that have available space: the first phase of CH1, which is 48% leased as of December 31, 2009, and the first phase of ACC5, which is 84% leased as of December 31, 2009.

Expand and diversify tenant base. Our existing tenant base consists primarily of large technology companies, and three of our stabilized data center properties are leased by our two largest tenants under long-term leases with staggered lease expirations in each facility. We seek to expand and diversify our tenant base by marketing our remaining available space at our existing properties and new space at our development properties to other customers, including financial services companies, government agencies and enterprise companies, which demand data center space in smaller quantities—generally 10 MW or less—than large technology companies. We believe that our wholesale data center model offers these customers a number of important advantages compared to a typical colocation facility, including the ability to realize economies of scale (such as bulk-priced power contracts) by sharing the facility with larger users, while at the same time enjoying tightly controlled access to their own dedicated and secure computer room. Our triple-net lease terms also enable these customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). We have attracted these types of customers to our ACC4, ACC5 and CH1 data center properties. We will continue to market our properties to technology companies, financial services companies, government agencies and enterprise companies.

Prudently build-out our current development pipeline. In December 2009, we commenced development of the second phase of the ACC5 data center, which is 50% pre-leased as of December 31, 2009, and resumed development of the first phase of our NJ1 data center. We expect to complete these two data centers in the fourth quarter of 2010. Over time, after we have secured adequate financing, we plan to develop our existing development properties: ACC6 and ACC7, each located in Northern Virginia, SC1 and SC2 located in Santa Clara, California, and the second phases of CH1 and NJ1. Through these developments, we will diversify our geographic footprint and provide new and existing tenants with various geographic options. We intend to finance future developments through a combination of equity and debt capital.

Our Properties

Operating Properties

The following table presents a summary of our operating properties as December 31, 2009:

Operating Properties

As of December 31, 2009

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)

Stabilized (1)

ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.0	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%
VA3	Reston, VA	2003	256,000	145,000	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%

Subtotal—stabilized			1,067,000	540,000	82.4	100%

Completed not Stabilized

ACC5 Phase I	Ashburn, VA	2009	181,000	86,000	18.2	84%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	121,000	18.2	48%

Total Operating Properties			1,533,000	747,000	118.8

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $141 million of base rent for the next twelve months on a straight-line basis for leases executed and/or amended as of December 31, 2009 over the non-cancellable terms of the respective leases and excludes approximately $3 million net amortization increase in revenue of above and below market leases. Base rent for the next twelve months on a cash basis as of December 31, 2009 is $114 million assuming no additional leasing or changes to existing leases.

Tenant Diversification

As of December 31, 2009, our portfolio was leased to 22 data center tenants, with 42 different lease expiration dates. As of December 31, 2009, our three largest tenants, Microsoft, Yahoo! and Facebook, accounted for 66% of our annualized base rent. Revenues from Microsoft, which were $56.9 million in 2009, Yahoo!, which were $66.3 million in 2009, and Facebook, which were $21.6 million in 2009, each accounted for greater than 10% of our 2009 consolidated revenues. We have two leases with one of these tenants with expiration dates ranging from 2012 to 2018 and options to renew these leases for periods ranging from 8 to 16 years. We have three leases with another of these tenants with expiration dates ranging from 2012 to 2019 and options to renew these leases for five years. We have two leases with another of these tenants with expiration dates ranging from 2018 to 2021 with options to renew these leases for five years. For revenue information for these three tenants for the last three years, see Note 6 to our consolidated financial statements included herein.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our operating properties for each of the ten full calendar years beginning January 1, 2010. The information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2010	—	—	—	—	—	—
2011	2	20	2.9%	2,438	2.3%	1.8%
2012	2	82	12.1%	7,340	6.9%	6.3%
2013	3	45	6.7%	4,630	4.4%	3.2%
2014	8	58	8.7%	8,700	8.2%	8.5%
2015	2	68	10.1%	12,000	11.3%	9.8%
2016	2	55	8.1%	8,100	7.6%	8.6%
2017	5	71	10.5%	12,324	11.6%	12.5%
2018	4	75	11.2%	15,113	14.2%	15.1%
2019	9	119	17.7%	21,500	20.2%	19.0%
After 2019	5	81	12.0%	14,277	13.3%	15.2%

Total	42	674	100%	106,422	100%	100%

(1)	The operating properties have 22 tenants with 42 different lease expiration dates. Top three tenants represent 66% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	One megawatt is equal to 1,000 kW.

Development Projects

We own fee simple title to the land at our development projects. In late 2008, we temporarily suspended development of ACC5, NJ1 and SC1 to conserve our liquidity. In January 2009, we resumed development at ACC5 and opened Phase I in September 2009. In December 2009, we commenced development of ACC5 Phase II and resumed development of NJ1 Phase I.

The following table presents a summary of our development properties as of December 31, 2009:

Development Projects

As of December 31, 2009

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased

Current Development Projects

ACC5 Phase II	Ashburn, VA	181,000	86,000	18.2	$140,000 - $150,000	$60,479	50%
NJ1 Phase I	Piscataway, NJ	181,000	86,000	18.2	$200,000 - $215,000	133,579	0%

		362,000	172,000	36.4	$340,000 - $365,000	194,058

Future Development Projects/Phases

CH1 Phase II	Elk Grove Village, IL	200,000	90,000	18.2	*
NJ1 Phase II	Piscataway, NJ	181,000	86,000	18.2	*
SC1 Phase I	Santa Clara, CA	181,000	86,000	18.2	*
SC1 Phase II	Santa Clara, CA	181,000	86,000	18.2	*

		743,000	348,000	72.8		118,811

Land Held for Development

ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	*

		640,000	376,000	78.0		17,301

Total		1,745,000	896,000	187.2		$330,170

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2009.

Competition

We believe we have two types of competitors:

•	Tenants who choose to build, own and operate their own datacenters rather than to outsource to us, and

•	Developers of both wholesale and collocation data centers.

In operating and managing our portfolio, we compete for tenants based on factors including location, available critical load, amount of raised square footage, flexibility and expertise in the design and operation of data centers.

Based on the current economic environment and lack of available capital, we believe that some companies that would otherwise build their own datacenter may look to a wholesale data center provider, such as us, as an outsourcing solution. In addition, the lack of available capital could limit developers in building new wholesale or collocation facilities. We believe that this situation will reduce the inventory of available data center space and could reduce competition over the next several years.

We also face competition for the acquisition of land suitable for the development of wholesale data centers from real estate developers in our and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the supply of wholesale data center space in the markets we seek to serve.

Regulation

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. While we have not conducted a formal audit or investigation of our compliance with the ADA, we believe that our operating properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

Our NJ1 development property located in Piscataway, New Jersey, is subject to New Jersey’s Industrial Site Recovery Act, or ISRA. Under ISRA, the state’s Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution caused by its activities on the site. In our case, the prior owner of our New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of our purchase contract to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the Seller’s environmental, workers’ compensation, and professional liability insurance policies, and we carry insurance regarding some of the risks associated with the known contamination as well. Nonetheless, as the current landowner, under ISRA, we may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the Seller. The existence of this remediation system has the potential to interfere with the future development of the property. However, the NJDEP has already approved the abandonment of monitoring wells presently located within the proposed footprint of our NJ1 data center facility, so we do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our proposed use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on us. We are also aware that we may incur additional construction costs associated with the removal and disposal of contaminated soils. For example, we are required to install a vapor intrusion barrier or system in any building constructed on the site for indoor air quality purposes. We do not anticipate these costs will be material. However, if we were to be held liable for any unanticipated costs associated with the environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.

We are required to obtain a number of permits from various governmental agencies to construct a data center facility, including customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that we use for emergency back-up power at our facilities. In addition, various environmental agencies that regulate air quality require that we obtain permits for the operation of our diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to us could delay or preclude our ability to construct or operate our data center facilities.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods. We have policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are currently adequately insured. See “Item 1A.—Risk Factors—Risks Related to Our Business and Operations—Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would materially adversely affect our financial condition and results of operations.” Some risks to our properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of our losses.

Employees

As of December 31, 2009, we have 70 full-time employees, with approximately 60 percent located on site at our various data centers in Northern Virginia, suburban, Chicago, Illinois and Piscataway, New Jersey, and the remainder located in Washington, D.C. at our corporate headquarters. We believe our relations with our employees are good.

Offices

Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005 and our phone number is (202) 728-0044. As of December 31, 2009, we leased approximately 9,337 square feet of office space in this building. We believe our current offices are adequate for our current operations.

Available Information

We maintain a website, http://www.dft.com, which contains additional information concerning our Company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of our Board of Directors are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to our website is neither part of nor incorporated into this annual report on Form 10-K or any other SEC filings.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company, our properties and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks Related to Our Debt Financing

We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.

In each of 2008 and 2009, the cash that we used for the development of data center facilities exceeded the cash provided by our operating activities. Our operating activities are not expected to generate sufficient cash to provide the capital necessary to develop land that we hold for future data center development, including our SC1 data center facility, to construct the second phases of our CH1 and NJ1 data center facilities or to refinance our existing indebtedness, in part because, as a REIT, we are required under the Code to distribute at least 90% of our taxable net income to our stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected earnings and cash flow; and

•	the market price of our common stock.

There is no assurance that we will be able to obtain equity or debt financing at all or on terms favorable or acceptable to us.

Future increases in interest rates and credit spreads would increase interest expense related to our floating rate indebtedness and affect our results of operations negatively, which could in turn reduce our access to the capital markets.

If we are unable to obtain capital from third parties, we may need to find alternative ways to increase our liquidity, which may include curtailing development activity (such as the temporary suspension of development at our ACC5 and NJ1 projects and the ongoing suspension of our SC1 project) or disposing of one or more of our properties possibly on disadvantageous terms.

Disruptions in the financial markets may materially and adversely affect our ability to secure additional financing.

The credit markets continue to experience significant price volatility, dislocations and liquidity disruptions, the concern of which has led many lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Continued uncertainty in these markets may affect our ability to obtain debt financing at all or on terms favorable or acceptable to us. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.

We have significant outstanding indebtedness, which requires that we generate significant cash flow to satisfy the payment and other obligations under our debt instruments.

As of December 31, 2009, our total consolidated indebtedness was $898.5 million. This level of indebtedness exceeds our cash on hand and our annual cash flows from operating activities. Our ability to meet the payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes and our credit agreements and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the senior notes and our other debt obligations, which could materially and adversely affect our liquidity.

The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities, which could materially adversely affect our growth prospects, future operating results and financial condition.

The documents that govern our outstanding indebtedness contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our and our subsidiaries’ ability to incur additional indebtedness;

•	restrict our and our subsidiaries’ ability to make certain investments;

•	restrict our and our subsidiaries’ ability to merge with another company;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	restrict our and our subsidiaries’ ability to sell or transfer assets;

•	restrict our ability to make distributions to our stockholders; and

•	require us to maintain financial coverage ratios.

These restrictions may limit our ability to make acquisitions or take advantage of other business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, which could materially adversely affect our growth prospects, future operating results and financial condition.

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we will be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated.

Each of our debt instruments requires that we maintain certain financial ratios. Each of our two secured credit agreements—one secured by our ACC4 data center facility and the other secured by our ACC5 data center facility and the land on which we intend to develop our ACC6 data center facility—provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 65% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under these credit agreements, each respective administrative agent has the right to have each of our stabilized data center properties appraised. If the total indebtedness of the Operating Partnership exceeded 65% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio.

In addition, the indenture that governs our senior notes requires that the Operating Partnership and our subsidiaries that guaranty the notes maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.

If we do not continue to satisfy these covenants ratios, we will be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.

Indebtedness secured by our properties expose us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.

The obligations under each of our two credit agreements are secured by certain properties that we own. The obligations under one of our secured credit agreements—with an outstanding principal balance at December 31, 2009 of $198.5 million—is secured by our ACC4 data center facility, and the obligations under our other secured credit agreement—with an outstanding principal balance at December 31, 2009 of $150.0 million—is secured by our ACC5 data center facility and the land on which we intend to develop our ACC6 data center facility. A default on any of this indebtedness could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.

For tax purposes, a foreclosure of any such property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the underlying indebtedness. If the outstanding balance of this debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the disposition of the properties.

In the future, we may assume or incur additional indebtedness secured by one or more properties that we own or in connection with property acquisitions.

We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our ACC4 credit agreement, a change of control, as defined in the credit agreement, is deemed an event of default, which would give the lender the right, among other things, to accelerate the maturity of the loan. Under our ACC5 credit agreement, if we experience a change of control, as defined in the credit agreement, the lenders have the right to accelerate the maturity of the loan. Under our senior notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. We might not have sufficient funds to repay the outstanding principal amount under the term loans or pay the required price for the notes following a change of control. Under the ACC4 credit agreement, we are deemed to have experienced a change of control if Messrs. du Pont or Fateh cease to be one of our senior management executives and a competent and experienced successor senior management executive has not been approved by the lenders within three months of such event. Under the ACC5 credit agreement, we are deemed to have experienced a change of control if Mr. Fateh ceases to be one of our senior management executives and a comparable, competent and experienced successor senior management executive has not been approved by the lenders within 150 days of such event. Any of these events could have a material adverse impact on our financial condition and liquidity.

Risks Related to Our Business and Operations

We face significant competition and may be unable to lease vacant space, renew existing leases, or re-lease space as leases expire, which may have a material adverse affect on our business and results of operations.

We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential tenants, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. We may be unable to renew leases or re-lease at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, or our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

Any decrease in the demand for data centers, including resulting from a downturn in the technology industry, could materially adversely affect our business and business prospects.

Our portfolio of properties consists entirely of wholesale data centers leased primarily by technology companies. A decline in the technology industry could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the technology industry such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business and business prospects.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our revenues and results of operations.

Some of our tenants, including Microsoft and Yahoo!, have developed their own data center facilities. These and other tenants may choose to develop new data centers or expand any existing data centers of their own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.

As of January 1, 2010, our three largest tenants, Microsoft, Yahoo! and Facebook, collectively accounted for 66% of our annualized base rent, and the loss of any such tenant or any other significant tenant could have a materially adverse affect on our business.

As of January 1, 2010, our three largest tenants, Microsoft, Yahoo! and Facebook, accounted for 66% of our annualized base rent. Any of our tenants could experience a downturn in their businesses, which in turn could result in their inability or failure to make timely rental payments under their leases with us. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. These risks would be particularly significant if one of our largest tenants, such as Microsoft, Yahoo! or Facebook, were to default under its lease. In addition, if one or more of our significant tenants fail to renew their leases with us and we could not find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future lease expirations, could have a material adverse affect on our business. Some of our largest tenants may compete with one another in various aspects of their businesses. The competitive pressures on our tenants may have a negative impact on our operations.

The bankruptcy or insolvency of a major tenant would have a material adverse impact on our business.

The bankruptcy or insolvency of a major tenant also may materially adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the federal Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our business, including our revenue and cash available for distribution to our stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.

Future consolidation in the technology industry could materially adversely affect our revenues and results of operations by eliminating some of our potential tenants and could make us more dependent on a more limited number of tenants.

Mergers or consolidations of technology companies in the future could reduce the number of our tenants and potential tenants. If our tenants merge with or are acquired by other entities that are not our tenants, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our revenues and results of operations.

Our growth depends upon the successful development of our data centers, and unexpected costs or changes in permitting or environmental regulations may delay or preclude the construction of our data centers, thereby materially adversely affecting our growth prospects, future operating results and our financial condition.

With respect to our current and any future developments, we will be subject to certain risks, including risks related to financing, zoning, environmental and other regulatory approvals, construction costs and other risks that would result in a delay in completion of the applicable project. Any delay or denial of an applicable entitlement or permit, including zoning, land use, environmental, emissions or other related permits would impact our plans for future development adversely. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, that are applicable to us could delay or preclude our ability to construct or operate our data center facilities, which would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth and future results of operations and financial condition.

We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in them.

We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in them—known as developing “on speculation.” This type of development involves the risk that we will be unable to attract tenants to the properties that we are developing on a timely basis or at all. Once development of a data center facility is complete, we incur a certain amount of operating expenses even if there are no tenants occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, our business and financial condition could be materially adversely affected.

The loss of access to key third-party technical service providers and suppliers could materially adversely affect our current and any future development projects.

Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and great demand, such as engineering firms and construction contractors capable of developing our properties, and to key suppliers of electrical and mechanical equipment that complement the design of our data center facilities. For our current and any future development projects, we will continue to rely on these personnel and suppliers to develop wholesale data centers. Competition for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to the key service providers and equipment suppliers on which we rely which could materially adversely affect our current and any future development projects.

We depend on third parties to provide Internet connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

Our tenants require connectivity to the fiber networks of multiple third party telecommunications carriers, and we depend upon the presence of telecommunications carriers’ fiber networks serving the locations of our data centers in order to attract and retain tenants. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide Internet connectivity to our data centers may not continue to do so for any period of time. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, it could have an adverse effect on the businesses of our tenants and, in turn, our own operating results and cash flow.

Our new data centers require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers, which could negatively affect our ability to attract new tenants or retain existing tenants.

Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our business, financial condition and results of operations.

Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the computing rooms leased by tenants. Any failure to meet these commitments, including as a result of mechanical failure, power outage, human error on our part or for other reasons, could subject us to liability under our lease terms, including loss of management fee reimbursements or rent abatement, or, in certain cases of repeated failures, give the tenant a right to terminate the lease. Any such failures could also materially adversely affect our reputation and adversely impact our ability to lease our properties, which could have a material adverse effect on our business, financial condition and results of operations.

Our current portfolio of completed operating properties is located entirely in Northern Virginia and suburban Chicago, Illinois, and any adverse developments in the economies or regulatory environments of these areas may materially adversely affect our business and operating results.

Because our current portfolio of operating properties is located in Northern Virginia and suburban Chicago, Illinois, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. We are susceptible to adverse developments in the Northern Virginia and Chicago economic and regulatory environment, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with governmental regulations or increased regulation. Any adverse developments in the economy or real estate market in Northern Virginia or Chicago in general, or any decrease in demand for data center space resulting from the Northern Virginia or Chicago regulatory or business environment, could materially adversely impact our business and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.

The markets for the data centers we own and operate, as well as the industries in which our tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our power and cooling systems could have a material adverse effect on our business and results of operations.

Our properties are not suitable for lease other than as data centers, which could make it difficult to reposition them if we are not able to lease available space.

Our data centers are designed solely to house and run computer servers and related equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suited for use by tenants as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.

Declining real estate valuations could result in impairment charges that would materially adversely affect our financial condition and results of operations.

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from the property. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If the total of the expected undiscounted future cash flows is less than the carrying amount of a property, a loss is recognized for the difference between the fair value and carrying value of the property. The evaluation of anticipated cash flows requires a significant amount of judgment regarding assumptions that could differ materially from actual results in future periods, including assumptions regarding future occupancy, rental rates and capital requirements. Any impairment charge would materially adversely affect our financial condition and results of operations.

Any losses to our properties which are not covered by insurance, or which exceed our policy coverage limits, would materially adversely affect our financial condition and results of operations.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. These events would materially adversely affect our financial condition and results of operations.

We could become subject to liability for failure to comply with environmental and other laws and regulations.

We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Item 1—Business—Regulation—Environmental Matters”). If we or our tenants fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our financial condition and results of operations.

We may be adversely affected by regulations related to climate change.

If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our results of operations and financial condition could be impacted adversely.

Hedging transactions may limit our gains or result in material losses.

The terms of our ACC5 credit agreement require us to enter into an interest rate protection agreement within 120 days of December 2, 2009, the date of the credit agreement. We may also use derivatives to hedge other liabilities of ours from time to time. As of December 31, 2009, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations;

•	we may have to pay certain costs, such as transaction or brokerage fees; and.

•	we may incur costs if we elect to terminate a hedging agreement early, such as was the case with the interest rate swap agreement we terminated in December 2009.

Although the REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities, we may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. However, hedges may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of such derivatives.

The departure of any key personnel, including either Messrs. du Pont or Fateh, who have developed significant relationships with leading technology tenants in the highly specialized data center business, could have a material adverse impact on our results of operations.

We depend on the efforts of key personnel, particularly Messrs. du Pont and Fateh, the Executive Chairman of our board of directors and our President and Chief Executive Officer, respectively. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Messrs. du Pont and Fateh to build our credibility in a highly specialized industry. If we lost their services, our business and investment opportunities and our relationships with existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished, which could materially adversely affect our results of operations. This risk may be even more pronounced given the terms of certain of our debt instruments. See “Risks Related to Our Debt Financing—We may be unable to satisfy our debt obligations upon a change of control of us.”

Risks Related to the Real Estate Industry

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

•	adverse changes in financial conditions of buyers, sellers and tenants of properties, including data centers;

•	reductions in the level of demand or increase in the supply for data center space;

•	inability to finance development on favorable terms;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our tenants;

•	changes in, and in enforcement of, laws, regulations and governmental policies, and the costs of compliance thereof; and

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop.

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

In addition, data centers represent an illiquid part of the overall real estate market, due to the relatively small number of potential purchasers of such data centers—including other data center operators and large corporate users—and the relatively high cost per square foot to develop data centers, which limits a potential buyer’s ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay for the property.

In addition, certain of our leases give the tenant a right of first refusal to purchase certain properties if we propose to sell those properties to a third party or prohibit us from selling certain properties to a third party that is a competitor of the tenant. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our financial condition and results of operations.

The terms of the agreements that govern our indebtedness limit our ability to sell the data center properties that have been pledged as collateral for our indebtedness, which could reduce our liquidity.

Two of our income producing data center properties—ACC4 and ACC5—serve as collateral to existing term loans. The agreements that govern these loans limit our ability to sell these properties. The indenture that governs our senior notes limits our ability to sell or transfer assets and, under certain circumstances, requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions and IPO, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Messrs. du Pont and Fateh and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 in a taxable transaction through the year 2016, we will indemnify these partners for their tax liabilities attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of some or our properties—including previous owners of sites where our CH1 facility is located, our NJ1 and SC1 development properties are located and the undeveloped land for our ACC7 facility—used these properties for industrial and retail purposes. As a result, these properties may (and in the case of the NJ1 property, did) contain some level of environmental contamination (See Business—Regulation—Environmental Matters above). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which is critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our financial condition and operating results.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition and results of operations could be materially adversely affected.

We may incur significant costs complying with other regulations, which could materially adversely affect our operating results.

The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that could materially adversely affect our financial condition and results of operations.

Risks Related to Our Organizational Structure

Conflicts of interest exist or could arise in the future with holders of units of partnership interest in our Operating Partnership, or OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law. At the same time, we, as general partner, have fiduciary duties to our Operating Partnership and to its limited partners under Maryland law. Our duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our Company and our stockholders. The partnership agreement of our Operating Partnership provides that for so long as we are the general partner of our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

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

We are also subject to the following additional conflicts of interest with holders of OP units:

We may pursue less vigorous enforcement of terms of the employment agreements with Messrs. du Pont and Fateh and their affiliates because of our dependence on them and conflicts of interest. Messrs. du Pont and Fateh entered into employment agreements with us, including clauses prohibiting them from competing with us, subject to certain exceptions, in the data center market. Neither of these agreements was negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these employment agreements because of our desire to maintain our ongoing relationship with Messrs. du Pont and Fateh and their affiliates and because of conflicts of interest with them, including allowing them to devote significant time to non-data center projects outside of our Company, to engage in activities that may compete with us, or to engage in transactions with us without receiving the appropriate board approval.

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of OP units than on our stockholders. The parties that contributed properties to our Operating Partnership may incur tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to us and our stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. Although we have exclusive authority under the partnership agreement of our Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of our board of directors, and our ability to take such actions, to the extent that they may reduce the liabilities of our Operating Partnership, may be limited pursuant to the tax protection agreements that we entered into upon completion of our IPO. Certain of our directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of our stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.

Messrs. du Pont and Fateh have the right to hold a significant percentage of our stock. Our charter generally authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive and 3.3% of our outstanding capital stock by value. Our board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize our status as a REIT. In addition, our charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, and 20.0% of our outstanding capital stock by value, and that Mr. Fateh, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of our common stock by value or by number of shares, whichever is more restrictive, and 20.0% of our outstanding capital stock by value. These exemptions from the general ownership limits give Messrs. du Pont and Fateh the ability to own a combined interest in our stock equal to 40.0% of our shares outstanding. In addition, pursuant to their employment agreements, each of Messrs. du Pont and Fateh, as long as he holds at least 9.8% of our outstanding shares on a fully diluted basis, will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Messrs. du Pont and Fateh to exercise, individually or in concert, a substantial degree of control over our affairs even if they are no longer executive officers.

Our senior management team has significant influence over our affairs. As of December 31, 2009, Messrs. du Pont and Fateh, own an aggregate of approximately 1.2% of our common stock (including shares of unvested restricted common stock) and approximately 43.6% of our OP units (not including those units held by us), equal to approximately 17.0% of our common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of our stockholders. If our senior management team exercises their redemption rights with respect to their OP units and we issue common stock in exchange thereof, our senior management team’s influence over our affairs would increase substantially.

Messrs. du Pont and Fateh have outside business interests that could require time and attention and may interfere with their ability to devote time to our business and affairs. Although under the terms of our employment agreements with Messrs. du Pont and Fateh in which each has agreed to devote substantially all of his business attention and time to our affairs, Messrs. du Pont and Fateh own interests in non-data center real estate assets, including, among other investments, the office building where our corporate headquarters is located, and undeveloped land located outside of Phoenix, Arizona and in Northern Virginia. Messrs. du Pont and Fateh have also agreed, for the terms of their employment with us not to sell any of this land to a competitor of our Company, as determined by at least 75% of our independent directors. Any purchase by us of the undeveloped land held by Messrs. du Pont and Fateh would require the approval of at least 75% of our independent directors.

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

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL by a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws (which such amendment could be adopted by our board of directors in its sole discretion), opt in to the control share provisions of the MGCL in the future.

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

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to accurately and timely report our financial results.

If we fail to maintain proper overall business controls, our results of operations could be materially adversely affected or we could fail to meet our reporting obligations, including the accurate and timely reporting of our financial results. In addition, the existence of a material weakness could result in errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to, among other things, a decline in the market value of our common stock.

Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. For example, in December 2009 our Operating Partnership offered and sold $550 million 8 1/2% senior unsecured notes due 2017. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We are a real estate investment trust, or REIT, for federal income tax purposes. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. In addition, new laws, regulations, interpretations, or court decisions may change the federal income tax laws or the federal income tax consequences of our qualification and taxation as a REIT. As a result, no assurance can be provided that we will continue to qualify as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, our qualification and taxation as a REIT. If we were to lose our REIT status, the tax consequences could reduce our cash available for distribution to our stockholders substantially for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

The additional tax liability to us for the year or years in which we do not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to our stockholders. Furthermore, if we were to fail to qualify as a REIT, non-U.S. stockholders that own 5% or more of any class of our shares, who otherwise might not be subject to federal income tax on the sale of our shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if we were to fail to qualify as a REIT, we would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to continue to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our stock ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

We will be subject to some taxes even though we qualify as a REIT.

Even though we qualify as a REIT for federal income tax purposes, we are subject to some federal, state and local taxes on our income and property. For example, we pay tax on certain types of income that we do not distribute. In addition, if assessed, we would incur a 100% excise tax on transactions with our taxable REIT subsidiary, or TRS, that are not conducted on an arm’s-length basis. A TRS is a corporation which is owned, directly or indirectly, by us and which, together with us, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our tenants. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

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

None.

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

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 18, 2010, we had approximately 100 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for our common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2009
First Quarter	$6.90	$2.39	$—
Second Quarter	$9.75	$6.87	$—
Third Quarter	$14.17	$8.38	$—
Fourth Quarter	$17.99	$13.59	$0.0800
2008
First Quarter	$19.82	$15.70	$0.1875
Second Quarter	$20.24	$16.19	$0.1875
Third Quarter	$18.78	$13.73	$0.1875
Fourth Quarter	$14.06	$1.64	$—

To qualify and maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by our board of directors. We currently estimate dividends of approximately $0.30 to $0.35 per share to meet our 2010 REIT distribution requirement. Our ability to pay dividends to our stockholders is dependent on our receipt of distributions from our Operating Partnership, which in turn is dependent on our data center properties generating all operating income. The indenture that governs our 8  1/2% senior unsecured notes due 2017 limits our ability to pay dividends, but allows us to pay the minimum necessary to meet our REIT income distribution requirements.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the quarter ended December 31, 2009.

Unregistered Sales of Equity Securities

We did not engage in any unregistered sales of equity securities during 2009.

Performance Graph

The following line graph sets forth, for the period from October 18, 2007 (the date of our IPO) through December 31, 2009, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on October 18, 2007 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

We completed our IPO on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, generating net proceeds of $676.9 million.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a Credit Facility (defined herein) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the Credit Facility. Following the closing of the Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being used for the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO.

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

	The Company			The Predecessor
	Year ended December 31,		October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31,
	2009	2008			2006	2005
	(in thousands except share and per share data)
Statement of Operations:
Revenues:
Total revenues	$200,282	$173,664	$25,871	$35,403	$10,685	$—

Expenses:
Property operating costs	62,911	50,918	7,516	10,317	1,873	9
Real estate taxes and insurance	5,291	3,986	539	669	164	204
Management fees	—	—	—	1,772	616	—
Depreciation and amortization	56,701	50,703	8,896	8,419	2,186	177
General and administrative	13,358	10,568	17,013	250	228	174
Acquisition of service agreements	—	—	176,526	—	—	—
Other expenses	11,485	9,003	530	—	—	—

Total expenses	149,746	125,178	211,020	21,427	5,067	564

Operating income (loss)	50,536	48,486	(185,149)	13,976	5,618	(564)
Interest income	381	308	132	280	157	—
Interest:
Expense incurred	(25,462)	(10,852)	(1,301)	(13,480)	(5,715)	(44)
Amortization of deferred financing costs	(8,854)	(1,782)	(230)	(2,395)	(565)	—
Loss on discontinuance of cash flow hedge	(13,715)	—	—	—	—	—

Net (loss) income	2,886	36,160	(186,548)	(1,619)	(505)	(608)
Net loss (income) attributable to redeemable noncontrolling interests—operating partnership	(1,133)	(17,078)	87,242	—	—	—

Net (loss) income attributable to controlling interests	$1,753	$19,082	$(99,306)	$(1,619)	$(505)	$(608)

Earnings per share—basic:
Net income (loss) per common share	$0.04	$0.54	$(2.80)	N/A	N/A	N/A

Weighted average common shares outstanding	39,938,225	35,428,521	35,382,404	N/A	N/A	N/A

Earnings per share—diluted:
Net income (loss) per common share	$0.04	$0.54	$(2.80)	N/A	N/A	N/A

Weighted average common shares outstanding	40,636,035	35,428,521	35,382,404	N/A	N/A	N/A

Dividends declared per common share	$0.08	$0.5625	$0.15	N/A	N/A	N/A

	The Company			The Predecessor
	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Net real estate	$1,697,544	$1,701,059	$1,356,445	$92,021	$15,972
Total assets	2,023,045	1,864,763	1,454,155	113,905	36,561
Mortgage notes payable	348,500	433,395	296,719	112,490	27,803
Unsecured notes payable	550,000	—	—	—	—
Line of credit	—	233,424	—	—	—
Redeemable noncontrolling interests—operating partnership	448,811	484,768	610,781	—	—
Stockholders’ equity and members’ equity (deficit)	605,441	552,169	436,894	(7,005)	6,500

	The Company			The Predecessor
			October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007
	Year ended December 31,				Year ended December 31,
	2009	2008			2006	2005
	(in thousands, unaudited)
Other Data:
Funds from operations (1)
Net (loss) income	$2,886	$36,160	$(186,548)	$(1,619)	$(505)	$(608)
Depreciation and amortization	56,701	50,703	8,896	8,419	2,186	177
Less: Non real estate depreciation and amortization	(496)	(267)	(16)	—	—	—

FFO	$59,091	$86,596	$(177,668)	$6,800	$1,681	$(431)

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Overview

DuPont Fabros Technology, Inc. (the “Company”) was incorporated in March 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DuPont Fabros Technology, Inc. is the sole general partner of DuPont Fabros Technology, L.P. (“Operating Partnership”), and, as of December 31, 2009, owned approximately 63% of the partnership interests in the Operating Partnership. We are organized so as to qualify, and have elected to be taxed, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. Unless the context otherwise requires, references to the “Company,” “we,” “us” and “our” mean DuPont Fabros Technology, Inc. and its subsidiaries.

We currently own and operate seven data centers, six of which are located in Northern Virginia and one of which is located in suburban Chicago, Illinois. Five of our Northern Virginia facilities are 100% leased, the first phase of our Northern Virginia data center facility known as ACC5, which opened in September 2009, is 84% leased as of December 31, 2009, and the first phase of our Chicago facility known as CH1, which opened in August 2008, is 48% leased as of December 31, 2009. We also own other development properties and parcels of land that we intend to develop into wholesale data centers in the future. With this portfolio of operating and development properties, we believe that we are well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

To conserve liquidity, we had previously suspended development of ACC5, our data center located in Piscataway, New Jersey, known as NJ1 and our data center located in Santa Clara, California known as SC1. However, in December 2009 we secured $700 million of new financing through our Operating Partnership’s offering of $550 million of 8  1/2% senior unsecured notes due 2017 and our entry into a $150 million term loan due 2014 secured by our ACC5 property. We are using a portion of these proceeds to develop the second phase of ACC5, which is 50% pre-leased as of December 31, 2009, and resume development of NJ1. In the future, we intend to resume development of SC1 and develop additional data centers in Santa Clara, California, Northern Virginia, and in suburban Chicago, Illinois. We rely on third-party sources of capital to fund our development projects, and consequently, we will continue to seek additional financing for these projects in 2010 and beyond. See the table below captioned “Development Projects” for the estimated total costs to complete some of our development projects.

The following tables present our operating properties and development projects as of December 31, 2009:

Operating Properties

As of December 31, 2009

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)

Stabilized (1)

ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.0	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%
VA3	Reston, VA	2003	256,000	145,000	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%

Subtotal—stabilized			1,067,000	540,000	82.4	100%

Completed not Stabilized
ACC5 Phase I	Ashburn, VA	2009	181,000	86,000	18.2	84%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	121,000	18.2	48%

Total Operating Properties			1,533,000	747,000	118.8

(1)	Stabilized operating properties are either 85% or more leased or are in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $141 million of base rent for the next twelve months on a straight-line basis for leases executed and/or amended as of December 31, 2009 over the non-cancellable terms of the respective leases and excludes approximately $3 million net amortization increase in revenue of above and below market leases. Base rent for the next twelve months on a cash basis as of December 31, 2009 is $114 million assuming no additional leasing or changes to existing leases.

Development Projects

As of December 31, 2009

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased

Current Development Projects

ACC5 Phase II	Ashburn, VA	181,000	86,000	18.2	$140,000 - $150,000	$60,479	50%
NJ1 Phase I	Piscataway, NJ	181,000	86,000	18.2	$200,000 - $215,000	133,579	0%

		362,000	172,000	36.4	$340,000 - $365,000	194,058

Future Development Projects/Phases

CH1 Phase II	Elk Grove Village, IL	200,000	90,000	18.2	*
NJ1 Phase II	Piscataway, NJ	181,000	86,000	18.2	*
SC1 Phase I	Santa Clara, CA	181,000	86,000	18.2	*
SC1 Phase II	Santa Clara, CA	181,000	86,000	18.2	*

		743,000	348,000	72.8		118,811

Land Held for Development

ACC6 Phase I/II	Ashburn, VA	240,000	155,000	31.2	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	*

		640,000	376,000	78.0		17,301

Total		1,745,000	896,000	187.2		$330,170

*	Development costs have not yet been estimated.

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.

(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.

(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2009.

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by tenants in evaluating data center requirements, our rents are based primarily on the amount of power that we make available to our tenants, rather than the amount of space that they occupy. In 2009, we executed 15 leases representing 37.17 megawatts of critical load and 208,250 raised square feet of space.

Each of our leases includes pass-through provisions under which our tenants are required to pay for their pro rata share of most of our property-level operating expenses—commonly referred to as a triple net lease, such as real estate taxes and insurance. In addition, under our triple-net lease structure, our tenants pay for only the power they use and power that is used to cool their space. We intend to continue to structure future leases as triple net leases. Our leases also provide us with a property management fee based on a percentage of property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space.

Although our leases provide for annual escalation of rents, generally 3% or a function of CPI, our revenue growth in the near term will result primarily from leasing vacant space in our ACC5 and CHI data center properties. As of December 31, 2009, we had a 16% vacancy rate at ACC5 Phase 1 and a 52% vacancy rate at CH1. Our revenue will fluctuate based upon the speed with which we lease the vacant space in these properties and in our ACC5 Phase II and NJ1 development properties. Additionally, under our triple net leases, we receive expense reimbursement from tenants only on space that is leased. Vacant space results in portions of our operating expenses being unreimbursed, which in turn impacts net income negatively.

The amount of net rental income generated by the properties in our portfolio depends on our ability to maintain the historical lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. None of our existing leases are scheduled to expire in 2010. Our operating properties are located in Northern Virginia and suburban Chicago, Illinois. Changes in the conditions of these markets will impact the overall performance of our operating properties. The ability of our tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which we operate or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, we could elect to terminate the related lease. We believe that most of our tenants will renew their leases and will continue to make their rental and other payments when due. Nevertheless, if we cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, our rental income will be impacted adversely in future periods.

Our taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to our tenants on a contract or purchase-order basis, which we commonly refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. Our TRS will generally charge our tenants for these services on a cost-plus basis. Because the degree of utilization of our TRS for these services varies from period to period depending on the needs of our tenants for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, our TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to us for purposes of making additional distributions to our stockholders. Because demand for its services is unpredictable, we anticipate that our TRS may retain a significant amount of its revenue to fund future operations, and therefore we do not expect to receive distributions from our TRS on a regular basis.

In the current economic environment, certain types of real estate are experiencing declines in value. We do not believe that any of our properties have experienced a significant decline in value. Nevertheless, if this trend were to be experienced by any of our datacenters, we may have to write down the value of that datacenter, which would result in us recording a charge against earnings.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating Revenue. Operating revenue for the year ended December 31, 2009 was $200.3 million. This includes base rent of $116.8 million, tenant recoveries of $69.0 million, which includes our property management fee, and other revenue of $14.5 million, primarily from a la carte projects for our tenants performed by our TRS. This compares to revenue of $173.7 million for the year ended December 31, 2008. The increase of $26.6 million, or 15%, was due primarily to the lease-up of ACC4 and, to a lesser degree, CH1, the opening of ACC5 in September 2009 and an increase in revenue from a la carte services provided to our tenants. The increase of $26.6 million was partially offset by a decrease of straight line rent of $8.1 million; therefore, cash rents increased $34.7 million year over year.

Operating Expenses. Operating expenses for the year ended December 31, 2009 were $149.7 million compared to $125.2 million for the year ended December 31, 2008. The increase of $24.5 million, or 20%, was primarily due to the following: $8.3 million of increased operating costs at ACC4 as the property was fully operational in 2009, $2.6 million of increased CH1 property operating costs, $6.0 million of depreciation and amortization resulting from a full year of depreciation and amortization of CH1, which was still in development during the first seven months of 2008, and the opening of ACC5 in September 2009, $1.3 million increase in real estate taxes and insurance, $2.8 million of increased general and administrative expenses primarily for compensation, $2.5 million of other expenses for non-recurring tenant projects, and $1.0 million of expenses related the temporary suspension of development of NJ1 and SC1.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2009 was $34.3 million compared to interest expense of $12.6 million for the year ended December 31, 2008. Included in interest in 2009 is $3.9 million for the write-off of deferred financing costs for debt retired in 2009 as compared to none in 2008. Total interest incurred for the year ended December 31, 2009 was $41.3 million, of which $7.0 million was capitalized as compared to $28.0 million for the year ending December 31, 2008, of which $15.4 million was capitalized. The increase in total interest increased year over year was due to higher debt balances partially offset by lower interest rates. Interest capitalized decreased year over year as there was less development activity in 2009 versus 2008.

Loss on discontinuance of cash flow hedge. On December 16, 2009, we completed a $550 million debt offering and repaid and terminated a credit facility, as discussed further below. In addition, the Company paid $13.7 million to terminate the related interest rate swap agreement. In connection with the termination of the credit facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge. There was no such loss in 2008.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the year ended December 31, 2009 was $1.8 million as compared to $19.1 million for the year ended December 31, 2008. The decrease of $17.3 million was primarily due to the discontinuance of cash flow hedge, higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units in 2009, which were converted into shares of our common stock and resulted in a greater percentage of net income being allocated to controlling interests.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

Operating Revenue. Operating revenue for the year ended December 31, 2008 was $173.7 million. This includes base rent of $104.1 million, tenant recoveries of $58.8 million, which includes our property management fee, and other revenue of $10.8 million, primarily from a la carte projects for our tenants performed by our TRS. This compares to revenue of $61.3 million for the year ended December 31, 2007. The increase of $112.4 million is due to revenue in 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007.

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

Net Income (Loss) Attributable to Controlling Interests. Net income attributable to controlling interest for the year ended December 31, 2008 was $19.1 million. This compares to a net loss of $100.9 million for the year ended December 31, 2007. The improvement of $120.0 million in 2008 is primarily due to 2007 relating only to ACC3 for the complete year; ACC2, VA3 and VA4 for the period subsequent to August 6, 2007; and ACC4 for the period subsequent to October 23, 2007 and the acquisition of service agreements of $176.5 million and $15.0 million of non-cash stock based compensation expense related to the issuance of restricted stock and LTIPs in the fourth quarter of 2007, partially offset by an increase in the allocation to redeemable noncontrolling interests – operating partnership of $104.3 million.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash provided by operating activities increased by $6.6 million to $65.9 million for the year ended December 31, 2009, as compared to $59.3 million for the year ended December 31, 2008. The increase is primarily due to additional operating cash generated by the lease-up of ACC4 in 2009, an increase in cash-based rents and an increase in prepaid rents and other liabilities.

Net cash used in investing activities decreased by $72.4 million to $262.4 million for the year ended December 31, 2009 compared to $334.8 million for the year ended December 31, 2008. Cash used in investing activities for 2009 and 2008 primarily consisted of expenditures for projects under development. In addition in 2009, we invested $139.0 million in marketable securities held to maturity with funds from proceeds from our debt issuances. Our development expenditures decreased by $203.4 million in 2009 as compared to 2008. In 2008, we had four projects under development, while there was only one project under development for most of 2009.

Net cash provided by financing activities decreased by $136.3 million to $181.2 million for the year ended December 31, 2009 compared to $317.5 million for the year ended December 31, 2008. Cash provided by financing activities for 2009 primarily consisted of $881.7 million of proceeds from the issuance of debt, partially offset by the repayment of $650.0 million of debt. Additionally, cash was used to fund an interest reserve of $10.0 million related to the ACC5 Term Loan, as defined below, and pay $21.3 million of financing costs, $13.7 million to terminate an interest rate swap and $5.4 million of dividends and distributions. Cash provided by financing activities for the year ended December 31, 2008 consisted of $233.7 million of proceeds from a line of credit, $36.7 million of proceeds from a construction loan and $100.0 million of proceeds from the ACC4 Term Loan, defined below, partially offset by dividends and distributions of $47.7 million, $4.8 million of financing costs and $0.3 million of repayments to our line of credit.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities increased by $71.6 million to $59.3 million for the year ended December 31, 2008, compared to cash used of $12.3 million for the prior year. The increase was due to 2007 including results of operations only for ACC3 for the complete year, ACC2, VA3 and VA4 for the period subsequent to August 2007 and ACC4 for the period subsequent to October 2007.

Net cash used in investing activities decreased by $416.5 million to $334.8 million for the year ended December 31, 2008 compared to $751.3 million for the prior year. Cash used in investing activities for the year ended December 31, 2008 consisted of $330.5 million for the development of CH1, ACC5, NJ1 and SC1 (CH1 was placed into service in August 2008), $3.7 million for improvements to operating properties and $0.6 million for non-real estate acquisitions. Cash used in investing activities for the year ended December 31, 2007 consisted of the use of $222.3 million to acquire ACC2, VA3, VA4 and CH1, $378.6 million to acquire ACC4, ACC7, NJ1 and SC1, $21.1 million to acquire the land for the development of SC1, $11.9 million for the acquisition of land for the development of ACC5 and ACC6 and $117.4 million related to the development of CH1, ACC5, NJ1 and SC1 and small projects at the operating properties.

Net cash provided by financing activities decreased by $452.7 million to $317.5 million for the year ended December 31, 2008 compared to $770.2 million for the prior period. Cash provided by financing activities for the year ended December 31, 2008 consisted of $233.7 million of proceeds from a line of credit, $36.7 million of proceeds from a construction loan and $100.0 million of proceeds from the ACC4 Term Loan, partially offset by dividends and distributions of $47.7 million, financing costs of $4.8 million related to the construction loan and the ACC4 Term Loan and $0.3 million of repayments to the line of credit. Cash provided by financing activities for the year ended December 31, 2007 primarily reflects the net proceeds from our IPO of $677.0 million and borrowings under the our debt instruments of $643.7 million. A portion of the proceeds from the IPO and our debt instruments was used to pay off the mortgage loan at ACC3 of $125.2 million, pay off the old construction loan at CH1 of $27.1 million and repay amounts under our Credit facility of $332.0 million. In connection with obtaining the certain indebtedness, we expended $10.6 million of various fees and costs. Additionally, we repaid $32.0 million of borrowings from affiliates and distributed $23.6 million to members of certain of our predecessors.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of December 31, 2009 (in thousands except per share data):

Capital Structure as of December 31, 2009

(in thousands except per share data)

Mortgage notes payable			$348,500
Unsecured Notes			550,000

Total Debt			898,500	42.6%

Common Shares	63%	42,373
Operating Partnership (“OP”) Units	37%	24,948

Total Shares and OP Units	100%	67,321
Common Share Price at December 31, 2009		$17.99

Total Equity			1,211,105	57.4%

Total Market Capitalization			2,109,605	100.00%

Capital Resources

The development and construction of wholesale data centers is very capital intensive. This development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to realize revenue. In addition, because we have elected to be taxed as a REIT for federal income tax purposes, we are required to distribute at least 90% of our taxable income to our stockholders annually.

We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional equity securities, when market conditions permit. During 2009, we funded a portion of our development costs with cash provided by operating activities. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that we would need to raise. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and leverage ratio, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

To conserve liquidity, in the fourth quarter of 2008, we announced the temporary suspension of three projects under development, Phase I of each of ACC5, NJ1 and SC1. This decision related to the extremely difficult credit markets at the time, and because funding from a term loan secured by ACC4 described below was less than anticipated. However, in the first quarter of 2009, we obtained additional financing and restarted development at ACC5, and we placed Phase I in service in September 2009. Further, in the fourth quarter of 2009, we obtained $700 million of new debt financing, and with the net proceeds of approximately $683 million, we paid off approximately $504 million of existing debt eliminating all maturities until 2012, assuming we elect to extend the ACC4 Term Loan (which such extension is subject to customary conditions). The excess funds were temporarily invested in marketable securities. In addition, we expect to use approximately $85 million to complete ACC5 phase II and $75 million to complete NJ1 Phase I, each with an expected completion dates of the fourth quarter of 2010.

We currently estimate dividends of approximately $0.30 to $0.35 per share to meet our 2010 REIT distribution requirement. Our ability to pay dividends to our stockholders is dependent on our receipt of distributions from our Operating Partnership, which in turn is dependent on our data center properties generating operating income. The indenture that governs our Unsecured Notes limits our ability to pay dividends, but allows us to pay the minimum necessary to meet our REIT income distribution requirements.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). We increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, we repaid $50 million of the outstanding principal amount.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if we exercise the extension option. We may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if we exercise the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of December 31, 2009, the interest rate for this loan was 3.77%.

The loan is secured by our ACC4 data center and an assignment of the lease agreements between us and our tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009; however, if we exercise the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. We may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

The ACC4 Term Loan requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control of the Company or the Operating Partnership. In addition, the ACC4 Term Loan requires that we comply with certain financial covenants are adhered to, including, without limitation, the following:

•	We must maintain the following minimum debt service coverage ratios:

•	April 1, 2009 to August 11, 2011—1.35 to 1;

•	August 11, 2011 to October 24, 2011—1.75 to 1; and

•	October 24, 2011 to October 24, 2012—2 to 1 (to the extent that we exercise the one-year extension option on the ACC4 Term Loan).

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

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after October 24, 2008) during the term of the loan.

The terms of the ACC4 Term Loan limit our investment in development properties to $1 billion and we are not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC4 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, change of control, and payment or acceleration defaults in certain other of our indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable.

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. We were in compliance with all the covenants under the loan in 2009 and expect to be in compliance in 2010.

ACC5 Term Loan

On December 2, 2009, we entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and is classified as restricted cash on our consolidated balance sheet as of December 31, 2009. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of December 31, 2009, the interest rate for this loan was 5.75%. The loan is secured by our ACC5 data center, the land for future development of a data center to be known as ACC6, and an assignment of the lease agreements between us and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan. The terms of the ACC5 Term Loan require that, within 120 days of the Closing Date, we enter into an interest rate swap or cap agreement with a notional principal amount equal to the outstanding principal amount of the loan.

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. We may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the New ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5;

•	We must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarter ending September 30, 2011 and December 31, 2011—1.15 to 1; and

•

Commencing with the calendar quarter ending March 31, 2012 and continuing for the remainder of the term—1.50 to 1; provided, however, that if the Borrower exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1.

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must not be less than approximately $575 million (plus 75% of the sum of (i) the net proceeds from any offerings after December 2, 2009 and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after December 2, 2009) during the term of the loan.

The terms of the ACC5 Term Loan limit our investment in development properties to $1 billion and we are not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of our indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. We were in compliance with all of the covenants under the loan in 2009 and expect to be in compliance in 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8 1/2% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. We will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by the Company and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 parcel of land and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the owners of the SC1, SC2 and ACC7 parcels of land.

The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership’s existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by the Company and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor’s existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor’s existing and future secured indebtedness.

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. On or after December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at (i) 104.250% from December 15, 2013 to December 14, 2014, (ii) 102.125% from December 15, 2014 to December 14, 2015 and (iii) 100% of the principal amount of the Unsecured Notes from December 15, 2015 and thereafter, in each case plus accrued and unpaid interest. In addition, on or prior to December 15, 2012, the Operating Partnership may redeem up to 35% of the Unsecured Notes at 108.500% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings consummated by the Company or the Operating Partnership.

If there is a change of control (as defined in the indenture) of the Operating Partnership or the Company, note holders can require the Operating Partnership to purchase their Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries or (vi) engaging in certain mergers, consolidations or transfers/sales of assets. The Unsecured Notes also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. All of the covenants are subject to a number of important qualifications and exceptions.

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable.

We also entered into a registration rights agreement under which we have agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. Under certain circumstances, we also may be required to file a shelf registration statement to cover the resale of the Unsecured Notes. If we fail to file a registration statement or any such registration statement is not declared effective within the prescribed time periods, the Operating Partnership will be required to pay additional interest to the Unsecured Note holders.

A summary of the Company’s total debt and maturity schedule as of December 31, 2009 are as follows:

Debt Summary as of December 31, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$2,000	(2)	$2,000	0.2%	3.8%
2011	—		199,100	(2)(3)	199,100	22.2%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.2%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$348,500		$898,500	100%	7.0%

(1)	Represents the scheduled amortization of our Unsecured Notes of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.

(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date to October 24, 2012, exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.

(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.

(4)	Rate as of December 31, 2009.

Indebtedness Retired During 2009

Credit Facility

On August 7, 2007, we entered into a credit facility that consisted of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together with the Safari Term Loan, the “Credit Facility”), of which a principal balance of $433.4 million was outstanding as of December 31, 2008. We retired the Credit Facility and terminated the Line of Credit on December 16, 2009.

On August 15, 2007, we entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixed the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which was 1.50%. We designated this agreement as a hedge for accounting purposes. In connection with the sale of Unsecured Notes on December 16, 2009, the Company repaid and terminated the Credit facility. In addition, the Company paid $13.7 million to terminate the swap agreement. With the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

CH1 Construction Loan

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 was pledged as collateral (the “CH1 Construction Loan”). As of December 31, 2008, amounts outstanding under this loan totaled $133.4 million. We repaid this loan on February 10, 2009.

ACC5 Construction Loan

On February 6, 2009, the Company entered into a construction loan agreement to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. We repaid this loan on December 3, 2009.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan that was secured by the SC1development property. We repaid this loan on December 16, 2009.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009, including the maturities without extensions and scheduled principal repayments of our ACC4 Term Loan, the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt obligations	$2,000	$204,300	$142,200	$550,000	$898,500
Interest on long-term debt obligations	63,029	116,688	108,765	106,427	394,909
Construction costs payable	6,229	—	—	—	6,229
Commitments under development contracts (1)	9,306	—	—	—	9,306
Operating leases	367	767	693	—	1,827

Total	$80,931	$321,755	$251,658	$656,427	$1,310,771

(1)	Contracts related to the development of our NJ1 and ACC5 Phase II data centers are not fully included above. The NJ1 development contract is for $201.3 million of which $145.2 million was billed as of December 31, 2009 while the ACC5 Phase II contract is for $82.4 million of which $2.4 million was billed as of December 31, 2009. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining under these contracts.

Off-Balance Sheet Arrangements

As December 31, 2009, we did not have any off-balance sheet arrangements.

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

We must make subjective estimates as to when our revenue is earned, including a determination of the lease commencement date for accounting purposes, the existence of lease inducements and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Capitalization of costs. We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, the Company ceases cost capitalization after a development is placed in service and a certificate of occupancy is obtained, or if a project is temporarily suspended. We capitalize pre-acquisition costs related to probable property acquisitions. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized.

Useful lives of assets. We are required to make subjective assessments as to the useful lives of the major components of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. We currently depreciate the Company’s building and building improvements over 40 years, and the electrical and mechanical components of a building over 20 to 30 years.

Asset impairment evaluation. We review the carrying value of our net real estate on a quarterly and annual basis. We base our review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. One of our key assumptions in the analysis is that we will complete ACC6 and Phase I of SC1, which is temporarily suspended as of the date of this filing.

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

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB relating to derivatives and hedging that requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this guidance (see Note 8).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on whether instruments granted in share-based payment transactions are participating securities. Under this guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. The impact of the adoption of this guidance on earnings per share was less than $0.01 per share for the periods presented.

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

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by this guidance. The resulting disclosure from the adoption of this guidance is in Note 16.

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

Funds From Operations

	The Company			The Predecessor
	Year ended December 31,		October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007
	2009	2008
Net (loss) income	$2,886	$36,160	$(186,548)	$(1,619)
Depreciation and amortization	56,701	50,703	8,896	8,419
Less: Non real estate depreciation and amortization	(496)	(267)	(16)	—

FFO (1)	$59,091	$86,596	$(177,668)	$6,800

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Related Party Transactions

Leasing Arrangements

As of December 31, 2009, the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by an entity controlled by our Executive Chairman and our President and Chief Executive Officer. For the year ended December 31, 2009, we paid $0.3 million under the lease. We believe that the terms of this lease are fair and reasonable and reflect the terms that we would expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

Aircraft Charter

From time to time during 2009, we chartered an aircraft owned by our Executive Chairman and our President and Chief Executive Officer for business-related travel. For the year end December 31, 2009, we paid a total of $0.2 million under these charters. We believe that the rates paid for these charters are fair and reasonable and reflect the terms that we would expect to obtain in an arm’s length transaction for use of a comparable aircraft.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We occasionally use derivatives to manage interest rate risk, but we do not intend to use derivatives for trading or speculative purposes and, to the extent we elect to enter into hedging arrangements under the terms of our loan agreement, we intend to enter into contracts with financial institutions based on their credit rating and other factors.

If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2009 would decrease future net income and cash flows by approximately $2.0 million annually less the impact of capitalization of interest incurred on our net income. Because one-month LIBOR was approximately 0.3% at December 31, 2009, a decrease of 0.3% would result in a decrease in future net income and cash flows of approximately $0.6 million annually less the impact of capitalization. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and members’ deficit, and cash flows for the years ended December 31, 2009 and 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing Safari Ventures LLC (the “Predecessor”)) and for the period from October 24, 2007 through December 31, 2007 (representing the Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing the Predecessor) and for the period from October 24, 2007 through December 31, 2007 (representing the Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited DuPont Fabros Technology, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and members’ deficit, and cash flows for the years ended December 31, 2009 and 2008 (representing the Company), for the period from January 1, 2007 through October 23, 2007 (representing Safari Ventures LLC (the “Predecessor”)) and for the period from October 24, 2007 through December 31, 2007 (representing the Company), and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2010

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2009	December 31, 2008
ASSETS
Income producing property:
Land	$44,001	$39,617
Buildings and improvements	1,438,598	1,277,230

	1,482,599	1,316,847
Less: accumulated depreciation	(115,225)	(63,669)

Net income producing property	1,367,374	1,253,178
Construction in progress and land held for development	330,170	447,881

Net real estate	1,697,544	1,701,059
Cash and cash equivalents	38,279	53,512
Marketable securities held to maturity	138,978	—
Restricted cash	10,222	134
Rents and other receivables	2,550	1,078
Deferred rent	57,364	39,052
Lease contracts above market value, net	16,349	19,213
Deferred costs, net	52,208	42,917
Prepaid expenses and other assets	9,551	7,798

Total assets	$2,023,045	$1,864,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$348,500	$433,395
Unsecured notes payable	550,000	—
Line of credit	—	233,424
Accounts payable and accrued liabilities	19,811	13,257
Construction costs payable	6,229	82,241
Lease contracts below market value, net	28,689	38,434
Prepaid rents and other liabilities	15,564	27,075

Total liabilities	968,793	827,826
Redeemable noncontrolling interests—operating partnership	448,811	484,768
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 42,373,340 shares issued and outstanding at December 31, 2009 and 35,495,257 shares issued and outstanding at December 31, 2008	42	35
Additional paid in capital	683,870	641,819
Accumulated deficit	(78,471)	(80,224)
Accumulated other comprehensive loss	—	(9,461)

Total stockholders’ equity	605,441	552,169

Total liabilities and stockholders’ equity	$2,023,045	$1,864,763

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	The Company			The Predecessor
	Year ended December 31,		For the period from October 24, 2007 (IPO) through December 31, 2007	For the period from January 1, 2007 through October 23, 2007
	2009	2008
Revenues:
Base rent	$116,829	$104,032	$16,295	$23,458
Recoveries from tenants	69,014	58,802	8,961	11,823
Other revenues	14,439	10,830	615	122

Total revenues	200,282	173,664	25,871	35,403
Expenses:
Property operating costs	62,911	50,918	7,516	10,317
Real estate taxes and insurance	5,291	3,986	539	669
Management fees	—	—	—	1,772
Depreciation and amortization	56,701	50,703	8,896	8,419
General and administrative	13,358	10,568	17,013	250
Acquisition of service agreements	—	—	176,526	—
Other expenses	11,485	9,003	530	—

Total expenses	149,746	125,178	211,020	21,427

Operating income (loss)	50,536	48,486	(185,149)	13,976
Interest income	381	308	132	280
Interest:
Expense incurred	(25,462)	(10,852)	(1,301)	(13,480)
Amortization of deferred financing costs	(8,854)	(1,782)	(230)	(2,395)
Loss on discontinuance of cash flow hedge	(13,715)	—	—	—

Net (loss) income	2,886	36,160	(186,548)	(1,619)
Net loss (income) attributable to redeemable noncontrolling interests—operating partnership	(1,133)	(17,078)	87,242	—

Net (loss) income attributable to controlling interests	$1,753	$19,082	$(99,306)	$(1,619)

Earnings per share—basic:
Net income (loss) per common share	$0.04	$0.54	$(2.80)	N/A

Weighted average common shares outstanding	39,938,225	35,428,521	35,382,404	N/A

Earnings per share—diluted:
Net income (loss) per common share	$0.04	$0.54	$(2.80)	N/A

Weighted average common shares outstanding	40,636,035	35,428,521	35,382,404	N/A

Dividends declared per common share	$0.08	$0.5625	$0.15	N/A

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Members’ Equity (Deficit)	Total
	Number	Amount
THE PREDECESSOR
Balance at December 31, 2006	—	$—	$—	$—		$—	$(7,005)	$(7,005)
Comprehensive income attibutable to controlling interests:
Net income attributable to controlling interests					$(1,619)		(1,619)	(1,619)
Other comprehensive income attibutable to controlling interests—change in fair value of interest rate swap					(3,937)	(3,937)		(3,937)

Comprehensive income attibutable to controlling interests					$(5,556)

Distributions							(23,552)	(23,552)
Step-up in basis from Safari acquisitions							263,189	263,189

Balance at October 23, 2007	—	—	—	—		(3,937)	231,013	227,076
THE COMPANY
Comprehensive income attibutable to controlling interests:
Net income attributable to controlling interests				$(99,306)	$(99,306)			$(99,306)
Other comprehensive income attibutable to controlling interests—change in fair value of interest rate swap					(2,091)	(2,091)		(2,091)

Comprehensive income attibutable to controlling interests					$(101,397)

Reclassify members’ equity to additional paid in capital			231,013				$(231,013)	—
Redemption of members’ interests			(21,278)					(21,278)
Dividends declared			(5,318)					(5,318)
Initial capitalization	1,000	—	—					—
Issuance of common stock	35,075,000	35	736,540					736,575
Offering costs			(59,572)					(59,572)
Issuance of stock awards	377,833	—	6,434					6,434
Amortization of deferred compensation costs			728					728
Adjustment to redeemable noncontrolling interests— operating partnership			(348,194)			1,840		(346,354)

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT—(Continued)

(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Members’ Equity (Deficit)	Total
	Number	Amount
Balance at December 31, 2007	35,453,833	$35	$540,353	$(99,306)		$(4,188)	$—	$436,894
Comprehensive income attibutable to controlling interests:
Net income attributable to controlling interests				19,082	$19,082			19,082
Other comprehensive income attibutable to controlling interests —change in fair value of interest rate swap					(5,265)	(5,265)		(5,265)

Comprehensive income attibutable to controlling interests					$13,817

Dividends declared			(19,954)					(19,954)
Offering costs			(87)					(87)
Issuance of stock awards	53,270	—	—					—
Retirement of stock awards	(11,846)	—	(200)					(200)
Amortization of deferred compensation costs			963					963
Adjustment to redeemable noncontrolling interests— operating partnership			120,744			(8)		120,736

Balance at December 31, 2008	35,495,257	35	641,819	(80,224)		(9,461)	—	552,169
Comprehensive income attibutable to controlling interests:
Net income attributable to controlling interests				1,753	$1,753			1,753
Other comprehensive income attibutable to controlling interests—change in fair value of interest rate swap					10,646	10,646		10,646

Comprehensive income attibutable to controlling interests					$12,399

Dividends declared			(3,390)					(3,390)
Redemption of Operating Partnership units	6,214,441	6	96,694					96,700
Issuance of stock awards	666,218	1	79					80
Retirement of stock awards	(2,576)	—	(11)					(11)
Amortization of deferred compensation			2,006					2,006
Adjustment to redeemable noncontrolling interests— operating partnership			(53,327)			(1,185)		(54,512)

Balance at December 31, 2009	42,373,340	$42	$683,870	$(78,471)		$—	$—	$605,441

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	The Company			The Predecessor
	Year ended December 31,		For the period from October 24, 2007 (IPO) through December 31, 2007	For the period from January 1, 2007 through October 23, 2007
	2009	2008
Cash flow from operating activities
Net income	$2,886	$36,160	(186,548)	(1,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	56,701	50,703	8,896	8,419
Straight line rent	(18,312)	(26,441)	(4,491)	(3,934)
Loss on discontinuance of the cash flow hedge	13,715	—	—	—
Amortization of deferred financing costs	4,982	1,782	230	1,067
Write-off of deferred financing costs	3,872	—	—	1,353
Amortization of lease contracts above and below market value	(6,881)	(6,978)	(1,307)	(1,294)
Compensation paid with Company common shares	1,944	963	15,026	—
Acquisition of service agreements	—	—	176,526	—
Changes in operating assets and liabilities
Restricted cash	(88)	(15)	—	—
Rents and other receivables	(1,472)	226	2,296	(251)
Deferred costs	(2,866)	(790)	(20)	—
Prepaid expenses and other assets	(1,373)	(2,809)	1,276	(242)
Accounts payable and accrued liabilities	6,553	1,864	(23,399)	(1,865)
Prepaid rents and other liabilities	6,237	4,611	3,455	(5,851)

Net cash provided by (used in) operating activities	65,898	59,276	(8,060)	(4,217)

Cash flow from investing activities
Acquisition of real estate and service agreements, net of cash acquired	—	—	(378,606)	(222,341)
Investments in real estate—development	(113,918)	(317,299)	(75,259)	(70,188)
Purchases of marketable securities held to maturity	(138,978)	—	—	—
Interest capitalized for real estate under development	(5,691)	(13,150)	(2,567)	(970)
Improvements to real estate	(3,384)	(3,701)	(209)	(1,117)
Additions to non-real estate property	(404)	(642)	—	—

Net cash used in investing activities	(262,375)	(334,792)	(456,641)	(294,616)

Cash flow from financing activities
Issuance of common stock, net of offering costs	—	—	677,003	—
Line of credit:
Proceeds	—	233,700	57,000	275,000
Repayments	(233,424)	(276)	(332,000)	—
Unsecured notes payable:
Proceeds	550,000	—	—	—
Mortgage notes payable:
Proceeds	331,726	136,676	97,629	214,118
Lump sum payoffs	(365,121)	—	(27,127)	(125,205)
Repayments	(51,500)	—	—	—
Escrowed proceeds	(10,000)	—	—	—
Offering costs	—	(87)	—	—
Payments of financing costs	(21,310)	(4,776)	(2,322)	(8,308)
Related party repayments	—	—	(615)	(31,438)
Payment for termination of cash flow hedge	(13,715)	—	—	—

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	The Company			The Predecessor
	Year ended December 31,		For the period from October 24, 2007 (IPO) through December 31, 2007	For the period from January 1, 2007 through October 23, 2007
	2009	2008
Dividends and distributions:
Common shares	(3,389)	(25,273)	—	—
Noncontrolling interests—operating partnership	(2,023)	(22,446)	—	—
Members/principals	—	—	—	(23,552)

Net cash provided by financing activities	181,244	317,518	469,568	300,615

Net (decrease) increase in cash and cash equivalents	(15,233)	42,002	4,867	1,782
Cash and cash equivalents, beginning	53,512	11,510	$6,643	$4,861

Cash and cash equivalents, ending	$38,279	$53,512	$11,510	$6,643

Supplemental information:
Cash paid for interest, net of amounts capitalized	$23,732	$10,195	$758	$14,084

Deferred financing costs capitalized for real estate under development	$1,330	$2,298	$275	$57

Construction costs payable capitalized to real estate	$6,229	$82,241	$28,070	$58,203

Redemptions of OP units for common shares	$96,700	$—	$—	N/A

Adjustments to redeemable non-controlling interests	$58,105	$(124,361)	$124,361	N/A

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. (THE COMPANY)

AND ITS PREDECESSOR, SAFARI VENTURES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. Description of Business

DuPont Fabros Technology, Inc. (the “Company”, “we”, “us” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. We are a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. We completed our initial public offering of common stock (the “IPO”) on October 24, 2007. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2007. We are the sole general partner of, and, as of December 31, 2009, own 62.9% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Through the Operating Partnership as of December 31, 2009, we hold a fee simple interest in the following properties:

•	seven operating data centers—referred to as ACC2, ACC3, ACC4, ACC5 Phase I, VA3, VA4 and CH1 Phase I;

•	data center projects under current development—referred to as NJ1 Phase I and ACC5 Phase II;

•	data center projects under future development—referred to as CH1 Phase II, NJ1 Phase II and SC1 Phases I and II; and

•	land that may be used to develop additional data centers—referred to as ACC6, ACC7 and SC2.

In late 2008, we temporarily suspended development of NJ1 and SC1 to conserve our liquidity. In December 2009 we resumed construction of NJ1. For more information regarding these properties, see Note 4 of the consolidated financial statements.

The IPO in 2007 resulted in the sale of 35,075,000 shares of common stock at a price per share of $21.00, generating gross proceeds to the Company of $736.6 million. The proceeds to the Company, net of underwriters’ discounts, commissions, financial advisory fees and other offering costs, were $676.9 million. We contributed the proceeds of our IPO to our Operating Partnership in exchange for a number of units of limited partnership interest of our Operating Partnership (“OP units”) equal to the number of common shares sold in the IPO.

Prior to August 7, 2007, each of our initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a Credit Facility (defined herein) on August 7, 2007 and in contemplation of the IPO, we combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the Credit Facility. Following the closing of the Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being used to develop ACC5 and held for use in the development of ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO. Safari was merged into the Operating Partnership on December 30, 2009, with the Operating Partnership being the surviving entity. The merger resulted in the termination of Safari.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company reviewed subsequent events through February 26, 2010 for inclusion in these consolidated financial statements (See Note 18).

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

We allocated the purchase price of the Acquired Properties, ACC4, ACC7, and NJ1, to the related physical assets and any in-place leases based on their relative fair values in accordance with the authoritative guidance issued by the FASB. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The

“as-if-vacant” fair value is allocated to land, building, improvements, and any personal property based on replacement cost estimates and other relevant information.

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the Tenant Origination Cost, Leasing Commissions, and Lease Intangibles associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively.

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s weighted-average borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $7.0 million and $15.4 million for the years ended December 31, 2009 and 2008, respectively, $2.9 million for the period from October 24, 2007 to December 31, 2007 and $1.0 million for the period from January 1, 2007 to October 23, 2007. In addition, the Company ceases interest capitalization after a wind down period when a development is temporarily suspended.

In accordance with the authoritative guidance issued by the FASB, the Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is delivered and ready for its intended use.

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $52.0 million and $46.0 million for the years ended December 31, 2009 and 2008, respectively, $8.1 million for the period from October 24, 2007 to December 31, 2007 and $7.2 million for the period from January 1, 2007 to October 23, 2007. Included in these amounts is amortization expense related to tenant origination costs, which was $4.8 million for each of the years ended December 31, 2009 and 2008, $0.9 million for the period from October 24, 2007 to December 31, 2007 and $0.7 million for the period from January 1, 2007 to October 23, 2007. Repairs and maintenance costs are expensed as incurred.

We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, we would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during three years ended December 31, 2009.

In accordance with the authoritative guidance issued by the FASB on the impairment or disposal of long-lived assets, we classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2009, there were no data center properties classified as held-for-sale and discontinued operations.

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

Marketable Securities

Debt securities that the Company intends to hold until maturity are classified as held to maturity. Unrealized gains and losses are not recognized in the accompanying consolidated balance sheets and statements of operations. If any of the securities were deemed to be permanently impaired, we would record the loss in earnings. The following table presents our marketable securities as of December 31, 2009 (dollars in thousands):

Type of Security	Aggregate Fair Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Net Carrying Amount (at cost)	Contractual Maturities
U.S. Agency Notes	$103,969	$—	$18	$103,987	April-June 2010
Corporate Commercial Paper	34,980	—	11	34,991	March 2010

Total	$138,949	$—	$29	$138,978

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing costs and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. On August 7, 2007, we paid off the ACC3 mortgage loan with borrowings under the Credit Facility. This resulted in the write-off of the remaining unamortized deferred financing costs related to the ACC3 mortgage loan in the amount of $1.4 million. In 2009, we paid off the CH1 Construction Loan, the Credit

Facility, the ACC5 construction loan and the SC1 Term Loan resulting in the write-off of $3.9 million of unamortized deferred financing costs. Amortization of the deferred financing costs included in interest expense totaled $5.0 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively, $0.2 million for the period from October 24, 2007 to December 31, 2007 and $1.0 million for the period from January 1, 2007 to October 23, 2007. Balances, net of accumulated amortization, at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Financing costs	$24,250	$15,207
Accumulated amortization	(2,827)	(4,910)

Financing costs, net	$21,423	$10,297

Leasing costs, which are comprised of external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases and the estimated leasing commissions resulting from the allocation of the purchase price of the Acquired Properties and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. For the years ended December 31, 2009 and 2008, we recorded $2.9 million and $0.8 million of leasing costs, respectively. Amortization of deferred leasing costs totaled $4.7 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively, $0.8 million for the period from October 24, 2007 to December 31, 2007 and $1.2 million for the period from January 1, 2007 to October 23, 2007. Balances, net of accumulated amortization, at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Leasing costs	$41,793	$39,549
Accumulated amortization	(11,008)	(6,929)

Leasing costs, net	$30,785	$32,620

Inventory

We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2009 and 2008, the fuel inventory was $1.6 million and $1.5 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Interest Rate Derivative Instruments

We account for derivative instruments in accordance with the authoritative guidance issued by the FASB, which requires all derivative instruments to be carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the derivative instrument. We minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions as determined by management, and therefore, we believe that the likelihood of realizing losses from counterparty non-performance is remote.

Prepaid Rents

Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for rent abatements or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease inducements, which include free rent or improvement allowances that result in cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(6,751)	(3,887)

Lease contracts above market value, net	$16,349	$19,213

	December 31,
	2009	2008
Lease contracts below market value	$45,700	$51,900
Accumulated amortization	(17,011)	(13,466)

Lease contracts below market value, net	$28,689	$38,434

We record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of our receivables. We will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease. As of December 31, 2009 and 2008, no allowance was considered necessary.

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

Other Revenue

Other revenue primarily consists of services provided to our tenants on a non-recurring basis, which includes the purchase and installation of circuits, racks, breakers and other tenant requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.

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

We have elected to treat DF Technical Services LLC, a 100% owned subsidiary of our Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ending December 31, 2009 and 2008, and the period from October 24, 2007 to December 31, 2007, we incurred income taxes $0.4 million, $0.3 million, and $0, respectively, and recorded these taxes as general and administrative expenses in the consolidated statements of operations.

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

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver shares outside of the control of the Company, are reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by the Company (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of the Company’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 11). The Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the years ended December 31, 2009 and 2008 and the period from October 24, 2007 to December 31, 2007 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at October 23, 2007	—	$—
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	(87,242)	$(87,242)
Other comprehensive loss attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	(1,842)	(1,842)

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$(89,084)

Distributions declared	—	(4,674)
Issuance of OP units	31,162,271	654,408
Adjustment to redeemable noncontrolling interests—operating partnership	—	50,131

Balance at December 31, 2007	31,162,271	610,781
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	17,078	$17,078
Other comprehensive loss attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	(4,632)	(4,632)

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$12,446

Distributions declared	—	(17,529)
Adjustment to redeemable noncontrolling interests—operating partnership	—	(120,930)

Balance at December 31, 2008	31,162,271	484,768
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	1,133	$1,133
Other comprehensive income attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	7,121	7,121

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$8,254

Distributions declared	—	(2,023)
Redemption of OP units	(6,214,441)	(96,700)
Adjustment to redeemable noncontrolling interests—operating partnership	—	54,512

Balance at December 31, 2009	24,947,830	$448,811

The following is a summary of net income (loss) attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the years ended December 31, 2009 and 2008 and the period from October 24, 2007 to December 31, 2007 (dollars in thousands):

	Year ended December 31,		October 24, 2007 (IPO) to December 31, 2007
	2009	2008
Net income (loss) attributable to controlling interests	$1,753	$19,082	$(99,306)
Transfers from noncontrolling interests:
Net increase (decrease) in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	54,512	120,930	(50,131)

	$56,265	$140,012	$(149,437)

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

Stock-based Compensation

We have awarded stock-based compensation to employees, selected contractors and members of our Board of Directors in the form of common stock and LTIP units. We estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of our common stock on the date of the grant. The fair value of LTIP units is based on the market value of our common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $1.9 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively and $15.0 million for the period from October 24, 2007 to December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB relating to business combinations. This guidance eliminates the step acquisition model, changes the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallows the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. Also, this guidance addresses initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets arising from contingencies in a business combination. The adoption of this guidance will impact the accounting only for acquisitions occurring prospectively.

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB relating to derivatives and hedging that requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under the authoritative guidance, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. The Company adopted the expanded disclosure requirements of this guidance (see Note 8).

On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on whether instruments granted in share-based payment transactions are participating securities. Under this guidance, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The guidance does not address awards that contain rights to forfeitable dividends. The impact of the adoption of this guidance on earnings per share was less than $0.01 per share for the periods presented.

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

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by this guidance. The resulting disclosure from the adoption of this guidance is in Note 16.

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

Reclassifications

Certain amounts from the prior years have been reclassified for consistency with the current year presentation.

3. Acquisitions

In connection with our IPO on October 24, 2007, we acquired the following properties:

•

four stabilized data centers located in Northern Virginia, which we refer to as VA3, VA4, ACC2 and ACC3, having an aggregate critical load of 46.0 megawatts (“MW”) and which were, as of December 31, 2009 and 2008, 100% leased;

•

our ground-up development in Northern Virginia, ACC4, which has an aggregate critical load of 36.4 MW. We completed the final phase of this facility in October 2007 which was 100% and 87.5% leased as of December 31, 2009 and 2008, respectively.

•

one data center under development in suburban Chicago, which we refer to as CH1, which also is expected to have an aggregate 36.4 MW of critical load and a flexible design. The first phase of 18.2 MW of critical load was placed into service in the third quarter of 2008 which was 47.6% and 9.5% leased as of December 31, 2009 and 2008; respectively, and

•

undeveloped properties in Northern Virginia, which we refer to as ACC5, ACC6 and ACC7, and Piscataway, New Jersey, which we refer to as NJ1, and a contract to acquire land in Santa Clara, California, which we refer to as SC1. We subsequently closed on the acquisition of land in Santa Clara, CA in December 2007 and began construction on Phase I of ACC5, NJ1 and SC1 in 2008. This construction was temporarily suspended in the fourth quarter of 2008 pending the Company securing additional financing for these projects. In 2009, we have completed construction of ACC5 Phase I, resumed construction of Phase I of NJ1 and began construction of Phase II of ACC5. We believe that these properties will, in the aggregate, support the development of six new data centers with an aggregate critical load of 187.2 MW.

Concurrent with our acquisition of the properties and interests described above, we also acquired property management, development, leasing, asset management and technical services agreements and arrangements for these properties from entities affiliated with our Executive Chairman and our President and Chief Executive Officer.

If the acquisition of the Acquired Properties and ACC4 had occurred on January 1, 2007, then the unaudited results of operations for the year ended December 31, 2007 on a pro forma basis would have been as follows:

Year Ended December 31, 2007
(in thousands)
Revenue	$108,256
Expenses	270,755
Operating loss	(162,499)
Net loss	(94,235)

The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of future consolidated results of operations. The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of revenue for straight-line revenue and amortization of above market and below market lease contracts, (ii) the adjustment of depreciation and amortization expense for the step-up of the real estate assets’ value and the adjustment to lease commissions and (iii) the adjustment of interest expense for the refinancing of the Acquired Properties’ mortgage loans with borrowings under the Credit Facility. For the year ended December 31, 2007, expenses include charges of $176.5 million for the acquisition of service agreements and $15.0 million of non-cash stock based compensation.

4. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2009:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,570	$—	$161,070
ACC3	Ashburn, VA	1,071	94,037	—	95,108
ACC4	Ashburn, VA	6,600	534,802	—	541,402
VA3	Reston, VA	10,000	173,736	—	183,736
VA4	Bristow, VA	6,800	141,742	—	148,542
CH1, Phase I	Elk Grove Village, IL	13,807	181,832	—	195,639
ACC5, Phase I	Ashburn, VA	3,223	153,879		157,102

		44,001	1,438,598	—	1,482,599
Construction in progress and land held for development	(1)	—	—	330,170	330,170

		$44,001	$1,438,598	$330,170	$1,812,769

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

5. Intangible Assets and Liabilities

Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2009, these assets have a weighted average remaining life of 7.9 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2010	$4,509
2011	4,305
2012	4,087
2013	3,941
2014	3,800
2015 and thereafter	10,143

$30,785

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2009, these net Lease Intangible liabilities have a weighted average remaining life of 6.5 years for above market leases and 6.2 years for below market leases with estimated net future amortization (increase to rental income) as follows (in thousands):

Year Ending December 31,
2010	$3,184
2011	2,321
2012	1,697
2013	1,488
2014	1,101
2015 and thereafter	2,549

$12,340

Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2009, these assets have a weighted average remaining life of 6.4 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2010	$4,770
2011	4,333
2012	3,148
2013	3,148
2014	3,148
2015 and thereafter	5,252

$23,799

6. Leases

For the years ended December 31, 2009, 2008 and 2007, the following tenants comprised more than 10% of our consolidated revenues:

	Microsoft	Yahoo!	Facebook
Year ended December 31, 2009	28.4%	33.1%	10.8%
Year ended December 31, 2008	33.6%	36.6%	8.7%
Year ended December 31, 2007	58.8%	28.5%	0.7%

As of December 31, 2009, these three tenants accounted for $12.7 million, $13.2 million and $10.6 million of deferred rent and $4.8 million, $4.9 million and $0 of prepaid rents, respectively. As of December 31, 2008, these three tenants accounted for $0.3 million, $0.2 million and $0.1 of rents and other receivables, and $10.9 million, $10.7 million and $6.6 million of deferred rent, respectively, and $0, $4.8 million and $1.1 million of prepaid rents, respectively. The Company does not hold security deposits from these tenants. The majority of our tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

Future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31, excluding properties under development (in thousands):

2010	$113,639
2011	130,341
2012	136,427
2013	135,353
2014	132,958
2015 and thereafter	482,906

$1,131,624

7. Debt

Debt Summary as of December 31, 2009 and 2008

($ in thousands)

	December 31, 2009				December 31, 2008
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$348,500	38.8%	4.6%	3.2	$666,819
Unsecured	550,000	61.2%	8.5%	7.3	—

Total	$898,500	100.0%	7.0%	5.7	$666,819

Fixed Rate Debt:
Unsecured Notes	$550,000	61.2%	8.5%	7.3	$—
Safari Term Loan	—	—	—	—	200,000

Fixed Rate Debt	550,000	61.2%	8.5%	7.3	200,000

Floating Rate Debt:
ACC4 Term Loan	198,500	22.1%	3.8%	1.8	100,000
ACC5 Term Loan	150,000	16.7%	5.8%	4.9	—
CH1 Construction Loan	—	—	—	—	133,395
Line of Credit	—	—	—	—	233,424

Floating Rate Debt	348,500	38.8%	4.6%	3.2	466,819

Total	$898,500	100.0%	7.0%	5.7	$666,819

Note:	The Company capitalized interest of $0.8 million and $7.0 million during the three and twelve months ended December 31, 2009, respectively. The Company capitalized interest of $15.4 million for the twelve months ending December 31, 2008.

(1)	Rate as of December 31, 2009.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, we entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). We increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, we repaid $50 million of the outstanding principal amount.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if we exercise the extension option. We may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if we exercise the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of December 31, 2009, the interest rate for this loan was 3.77%.

The loan is secured by our ACC4 data center and an assignment of the lease agreements between us and our tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009; however, if we exercise the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. We may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

The ACC4 Term Loan requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control of the Company or the Operating Partnership. In addition, the ACC4 Term Loan requires that we comply with certain financial covenants, including, without limitation, the following:

•	We must maintain the following minimum debt service coverage ratios:

•	April 1, 2009 to August 11, 2011—1.35 to 1;

•	August 11, 2011 to October 24, 2011—1.75 to 1; and

•	October 24, 2011 to October 24, 2012—2 to 1 (to the extent that we exercise the one-year extension option on the ACC4 Term Loan).

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

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after October 24, 2008) during the term of the loan.

The terms of the ACC4 Term Loan limit our investment in development properties to $1 billion and we are not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC4 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, change of control, and payment or acceleration defaults in certain other of our indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable.

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. We were in compliance with all the covenants under the loan in 2009 and expect to be in compliance in 2010.

ACC5 Term Loan

On December 2, 2009, we entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and is classified as restricted cash on our consolidated balance sheet as of December 31, 2009. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of December 31, 2009, the interest rate for this loan was 5.75%. The loan is secured by our ACC5 data center, the land for future development of a data center to be known as ACC6, and an assignment of the lease agreements between us and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan. The terms of the ACC5 Term Loan require that, within 120 days of the Closing Date, we enter into an interest rate swap or cap agreement with a notional principal amount equal to the outstanding principal amount of the loan.

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. We may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the New ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5;

•	We must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarter ending September 30, 2011 and December 31, 2011—1.15 to 1; and

•

Commencing with the calendar quarter ending March 31, 2012 and continuing for the remainder of the term—1.50 to 1; provided, however, that if the Borrower exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1.

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must not be less than approximately $575 million (plus 75% of the sum of (i) the net proceeds from any offerings after December 2, 2009 and (ii) the value of any interests in the Operating Partnership or the Company issued upon the contribution of assets to the Company, the Operating Partnership or its subsidiaries after December 2, 2009) during the term of the loan.

The terms of the ACC5 Term Loan limit our investment in development properties to $1 billion and we are not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of our indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. We were in compliance with all of the covenants under the loan in 2009 and expect to be in compliance in 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8 1/2% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. We will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by the Company and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 parcel of land and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the owners of the SC1, SC2 and ACC7 parcels of land.

The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership’s existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by the Company and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor’s existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor’s existing and future secured indebtedness.

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. On or after December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at (i) 104.250% from December 15, 2013 to December 14, 2014, (ii) 102.125% from December 15, 2014 to December 14, 2015 and (iii) 100% of the principal amount of the Unsecured Notes from December 15, 2015 and thereafter, in each case plus accrued and unpaid interest. In addition, on or prior to December 15, 2012, the Operating Partnership may redeem up to 35% of the Unsecured Notes at 108.500% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings consummated by the Company or the Operating Partnership.

If there is a change of control (as defined in the indenture) of the Operating Partnership or the Company, Note holders can require the Operating Partnership to purchase their Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries or (vi) engaging in certain mergers, consolidations or transfers/sales of assets. The Unsecured Notes also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. All of the covenants are subject to a number of important qualifications and exceptions.

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable.

We also entered into a registration rights agreement under which we have agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. Under certain circumstances, we also may be required to file a shelf registration statement to cover the resale of the Unsecured Notes. If we fail to file a registration statement or any such registration statement is not declared effective within the prescribed time periods, the Operating Partnership will be required to pay additional interest to the Unsecured Note holders.

A summary of the Company’s total debt and maturity schedule as of December 31, 2009 are as follows:

Debt Maturities as of December 31, 2009

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$2,000	(2)	$2,000	0.2%	3.8%
2011	—		199,100	(2)(3)	199,100	22.2%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.2%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$348,500		$898,500	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.

(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.

(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.

(4)	Rate as of December 31, 2009.

Indebtedness Retired During 2009

Credit Facility

On August 7, 2007, we entered into a credit facility that consisted of a $200.0 million secured term loan (the “Safari Term Loan”) and a $275.0 million senior secured revolving credit facility (the “Line of Credit”) (together the “Credit Facility”), of which a principal balance of $433.4 million was outstanding as of December 31, 2008. We retired the Credit Facility and terminated the Line of Credit on December 16, 2009.

On August 15, 2007, we entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under our Credit Facility effective August 17, 2007. This swap agreement effectively fixed the interest rate on $200.0 million of the principal amount at 4.997% plus the applicable credit spread, which was 1.50%. We designated this agreement as a hedge for accounting purposes. In connection with the sale of Unsecured Notes on December 16, 2009, the Company repaid and terminated the Credit facility. In addition, the Company paid $13.7 million to terminate the swap agreement. With the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

CH1 Construction Loan

On December 20, 2007, we entered into a $148.9 million construction loan to which CH1 was pledged as collateral (the “CH1 Construction Loan”). As of December 31, 2008, amounts outstanding under this loan totaled $133.4 million. We repaid this loan on February 10, 2009.

ACC5 Construction Loan

On February 6, 2009, the Company entered into a construction loan agreement to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. We repaid this loan on December 3, 2009.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan that was secured by the SC1development property. We repaid this loan on December 16, 2009.

8. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of the Credit Facility effective August 17, 2007 with a maturity date of August 7, 2011. This swap agreement effectively fixed the interest rate on $200.0 million of the Credit Facility at 4.997% plus the credit spread of 1.5%. We had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized. Any ineffective portion of the hedging relationship was recorded directly to earnings. As of December 31, 2008 the cumulative reduction in fair value of the interest rate swap of $17.8 million was recognized as a liability in prepaid rents and other liabilities and deferred in accumulated other comprehensive loss in the accompanying consolidated balance sheet and no amounts were recognized in earnings as hedge ineffectiveness.

On December 16, 2009, the Company completed a $550 million debt offering and repaid and terminated the Credit Facility. In addition, the Company paid $13.7 million to terminate the swap agreement. In connection with the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

9. Related Party Transactions

For the year ending December 31, 2009 the Company incurred $0.2 million of expense to charter an aircraft jointly owned by the Executive Chairman and the President and CEO.

Subsequent to the closing of the IPO, we have been paying rent for our headquarters building to an affiliate of Messrs. du Pont and Fateh. Rent expense for the years ended December 31, 2009 and 2008 was $0.4 million and $0.4 million, respectively, and for the period from October 24, 2007 to December 31, 2007 was less than $0.1 million.

Prior to the closing of the IPO on October 24, 2007:

•

DFD Technical Services LLC (DFTS) was responsible for the management of the properties. Management fees incurred with DFTS were generally based on 5% of gross receipts collected for the properties and totaled $1.4 million for the period from January 1, 2007 to October 23, 2007.

•

DuPont Fabros Development LLC (DFD) earned an asset management fee. Asset management fees, which are included in management fees in the consolidated statements of operations, incurred with DFD totaled $0.4 million for the period from January 1, 2007 to October 23, 2007.

•

DFD was reimbursed for salaries and overhead expenses related to operation management totaling $1.1 million for the period from January 1, 2007 to October 23, 2007. These fees are included in property operating costs in the accompanying consolidated statements of operations.

10. Commitments and Contingencies

Contracts related to the development of our NJ1 and ACC5 Phase II data centers were in place as of December 31, 2009. The NJ1 development contract is for $201.3 million of which $145.2 million was billed as of December 31, 2009, while the ACC5 Phase II contract is for $82.4 million of which $2.4 million was billed as of December 31, 2009. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining under these contracts. As of December 31, 2009, we had entered into commitments via our construction vendor to purchase $9.3 million in equipment and labor for our ACC5 Phase II development property.

Concurrent with our IPO, we entered into tax protection agreements with some of the contributors of the initial properties including our Executive Chairman and our President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2016, we will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The required indemnification will decrease ratably over the course of each year of tax protection by 10% of the estimated tax on the built-in gain, declining to zero by the end of 2016. The aggregate built-in gain on the initial properties as of December 31, 2008 was approximately $650.0 million (unaudited). Any sale by us that requires payments to any of our executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of our board of directors.

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

On August 4, 2008, we entered into a consent order with the VDEQ to resolve these matters. The order provided that we pay a $0.5 million civil penalty and undertake various remedial actions to bring the facilities into compliance and reduce future emissions, including installation of pollution control equipment at certain facilities, at a cost of $1.9 million, of which $1.5 million has been incurred and the remainder was accrued at December 31, 2008. These projects were completed and paid for in 2009. The civil penalty was paid as of December 31, 2008.

At the time of our IPO, our Executive Chairman and President and Chief Executive Officer agreed to indemnify us against certain costs that we may incur as a result of the alleged violations cited in the October 5 and 19, 2007 notices from VDEQ, and set aside, as partial collateral for a portion of these obligations, certain funds accruing for the account of the former members of the entity that contributed VA4 to our Company. We, with the approval of our disinterested directors, determined that $0.4 million of the costs incurred by us in connection with the notices of violation, including a portion of our attorney’s fees, are covered by these indemnification obligations, which they paid as of December 31, 2008.

We are involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

11. Redeemable noncontrolling interests

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than the Company. As of December 31, 2009, the owners of redeemable noncontrolling interests in the Operating Partnership owned 24,947,830 OP units, or 37.1% of the Operating Partnership, and the Company held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Company’s common stock, if and when the Company’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of the Company’s common stock. The Company may elect to redeem tendered OP units for cash or for shares of the Company’s common stock. During the year ended December 31, 2009, 6,214,441 OP units were redeemed and the Company elected to issue 6,214,441 shares of its common stock in exchange for the tendered OP units, representing approximately 20% of the 31,162,271 OP units held by redeemable noncontrolling interests at December 31, 2008. No OP units were redeemed in the year ending December 31, 2008. The redemption value of the redeemable noncontrolling interests at December 31, 2009 and 2008 was $448.8 million and $64.5 million based on the closing share price of the Company’s common stock of $17.99 and $2.07, respectively, on those dates.

During the fourth quarter of 2007, the Company issued 341,145 fully vested LTIP units at $20.80 per share to certain officers, employees and consultants and recorded compensation expense of $6.4 million. LTIP units are a special class of partnership interests in our Operating Partnership. LTIP units, whether vested or not, will receive the same quarterly per unit profit distributions as units of our Operating Partnership, which profit distribution will generally equal per share distributions on our shares of common stock. Initially, LTIP units do not have full parity with Operating Partnership units with respect to liquidating distributions. Under the terms of the LTIP units, our Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of Operating Partnership units, the LTIP units will achieve full parity with Operating Partnership units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter receive all the rights of Operating Partnership units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that a recipient will realize for a given number of vested LTIP units will be less than the value of an equal number of OP units. As of December 31, 2009, parity with the Operating Partnership units had not been achieved and the LTIP units could not be converted into Operating Partnership units.

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

On May 19, 2009, the Company issued 57,886 fully vested shares to independent members of its’ Board of Directors.

During the year ended December 31, 2009, OP unitholders redeemed 6,214,441 OP units in exchange for an equal number of shares of common stock.

For the year ended December 31, 2009, the Company declared and paid the following cash dividend:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/24/2009	12/30/2009	$0.08	$0.08	$0.00

For the year ended December 31, 2008, the Company declared and paid the following cash dividends:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/28/2008	04/11/2008	$0.18750	$0.15005	$0.03745
06/27/2008	07/11/2008	0.18750	0.15005	0.03745
09/26/2008	10/10/2008	0.18750	0.15005	0.03745

		$0.56250	$0.45015	$0.11235

For the year ended December 31, 2007, the Company declared and paid the following cash dividend:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/28/2007	1/11/2008	$0.15	$0.00	$0.15

13. Equity Compensation Plan

Concurrent with our IPO, our Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. As of December 31, 2009, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 2,782,090 share equivalents had been issued leaving 2,185,705 shares available for future issuance.

Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7 1/ 2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares.

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

The following table discloses the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at October 24, 2007	—	N/A
Granted	71,429	$21.00
Vested	—	N/A
Forfeited	—	N/A

Unvested balance at December 31, 2007	71,429	$21.00
Granted	53,270	$18.00
Vested	(71,429)	$21.00
Forfeited	—	N/A

Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(19,160)	$17.90
Forfeited	(1,365)	$5.13

Unvested balance at December 31, 2009	640,377	$5.82

During the years ended December 31, 2009 and 2008 and the period from October 24, 2007 to December 31, 2007, the Company issued 607,632, 53,270 and 71,429 shares of restricted stock, respectively, which had values of $3.1 million, $1.0 million and $1.5 million, respectively, on the grant dates. These amounts are amortized to expense over a three year vesting period. Also during the years ended December 31, 2009 and 2008, 19,160 and 71,429 shares of restricted stock, respectively, vested at values of $0.1 million and $1.3 million, respectively, on the vesting dates. During the period from October 24, 2007 to December 31, 2007, there was no vesting of restricted stock.

As of December 31, 2009 and 2008, total unearned compensation on restricted stock was $2.7 million and $0.8 million, respectively, and the weighted average vesting period was 1.1 years and 1.3 years, respectively.

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

No stock options were issued in the period from October 24, 2007 to December 31, 2007 and the year ending December 31, 2008. A summary of our stock option activity under the Plan for the year ended December 31, 2009 is presented in the table below.

	Number of Shares Subject to Option	Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, December 31, 2009	1,274,696	$5.06

The following table sets forth the number of shares subject to option that are unvested as of December 31, 2009 and 2008 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at December 31, 2009	1,274,696	$1.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the year ended December 31, 2009.

Assumption
Number of options granted	1,274,696
Exercise price	$5.06
Expected term (in years)	6
Expected volatility	41%
Expected annual dividend	3.75%
Risk-free rate	2.76%

The total fair value of options granted during the year ended December 31, 2009 was $1.9 million. The intrinsic value of options as of December 31, 2009 is $16.5 million. As of December 31, 2009, total unearned compensation on options was $1.4 million, the weighted average vesting period was 1.2 years, and the weighted average remaining contractual term was 9.2 years.

14. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of income (loss) per share of common stock (in thousands):

	Year ended December 31,		October 24, 2007 (IPO) to December 31, 2007
	2009	2008
Numerator:
Net income (loss) attributable to controlling interests	$1,753	$19,082	$(99,306)
Adjustments to redeemable noncontrolling interests	12	—	93

Numerator for basic earnings (loss) per share	1,765	19,082	(99,213)
Adjustments to redeemable noncontrolling interests	—	—	—

Numerator for diluted earnings (loss) per share	$1,765	$19,082	$(99,213)

	Year ended December 31,		October 24, 2007 (IPO) to December 31, 2007
	2009	2008
Denominator:
Weighted average shares	40,492	35,477	35,453
Unvested restricted stock	(554)	(48)	(71)

Denominator for basic earnings (loss) per share	39,938	35,429	35,382
Effect of dilutive securities	698	—	—

Denominator for diluted earnings (loss) per share —adjusted weighted average	40,636	35,429	35,382

For the years ending December 31, 2009 and 2008, 341,145 LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For the period from October 24, 2007 to December 31, 2007, 412,574 shares of unvested and restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

15. Employee Benefit Plan

Upon completion of the IPO, we established a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. Our contributions vest immediately. During the years ended December 31, 2009 and 2008 and the period from October 24, 2007 to December 31, 2007, we contributed $0.3 million, $0.2 million and less than $0.1 million, respectively, to the 401(k) Plan.

16. Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value

There are no assets and liabilities measured at fair value as of December 31, 2009.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2009 and 2008:

•

Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the consolidated balance sheet approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•	Marketable securities held to maturity: See Note 2.

•	Restricted cash: The carrying amount of restricted cash reported in the consolidated balance sheets approximates fair value because of the short maturities of these instruments.

•

Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the balance sheet approximates fair value because of the short-term nature of these amounts.

•

Debt: As of December 31, 2009, the combined balance of our Unsecured Notes and mortgage notes payable was $898.5 million with a fair value of $904.7 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that we obtained in December 2009.

As of December 31, 2008, the combined balance of our Line of Credit and mortgage notes payable was $666.8 million with a fair value of $669.8 million. This was calculated using Level 3 data, which is based on discounted cash flows using interest rates from the ACC4 Term Loan that we obtained in October 2008.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2009 and 2008 (in thousands except share data):

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$52,676	$51,920	$48,867	$46,819
Net (loss) income (1)	(11,435)	5,524	5,540	3,257
Net (loss) income attributable to controlling interests	(6,815)	3,387	3,295	1,886
Net (loss) income attributable to controlling interests per common share—basic (2)	(0.16)	0.08	0.08	0.05
Net (loss) income attributable to controlling interests per common share—diluted (2)	(0.16)	0.08	0.08	0.05
Weighted average shares of common stock outstanding—basic	41,514,002	41,041,140	40,035,504	37,101,648
Weighted average shares of common stock outstanding—diluted	41,514,002	41,992,512	40,617,869	37,101,648

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$47,530	$42,918	$42,068	$41,148
Net income	6,596	7,881	11,163	10,520
Net income attributable to controlling interests	3,453	4,149	5,914	5,566
Net income attributable to controlling interests per common share—basic (2)	0.10	0.12	0.17	0.16
Net income attributable to controlling interests per common share—diluted (2)	0.10	0.12	0.17	0.16
Weighted average shares of common stock outstanding—basic	35,441,987	35,436,020	35,418,119	35,417,727
Weighted average shares of common stock outstanding—diluted	35,441,987	35,455,303	35,439,836	35,418,600

(1)	Quarter ended December 31, 2009 includes a $13.7 million loss on discontinuance of cash flow hedge.

(2)	Amounts may not equal full year results due to rounding.

18. Subsequent Events

OP Unit Redemption

From January 1, 2010 through February 26, 2010, holders of 50,000 OP units elected to redeem these units. The Company had the option to pay the OP unitholders with cash or issue shares of its common stock. The Company elected to issue an equal number of shares of its common stock.

Stock Compensation Plan (unaudited)

On February 25, 2010, the compensation committee of the Company’s board of directors granted incentive compensation awards to employees of the Company consisting of 218,245 shares of restricted stock and options to purchase 290,560 shares of its common stock, in the aggregate. One-third of these vest on each of March 1, 2011, 2012 and 2013, so long as the recipients remain employed with the Company. The options have a life of 10 years.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2009			Accumulated Depreciation at December 31, 2009	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties (1)
ACC2	$—	$2,500	$157,100	$—	$1,470	$2,500	$158,570	$161,070	$(16,165)	2005	2001
ACC3	—	1,071	—	—	94,037	1,071	94,037	95,108	(12,411)	2006	2001
ACC4	198,500	6,600	506,081	—	28,720	6,600	534,801	541,401	(41,655)	2007	2006
ACC5 Phase I	150,000	3,223	43	—	153,836	3,223	153,879	157,102	(1,801)	2009	2007
VA3	—	10,000	172,881	—	854	10,000	173,735	183,735	(20,299)	2003-2004	2003
VA4	—	6,800	140,575	—	1,167	6,800	141,742	148,542	(14,315)	2005	2005
CH1 Phase I	—	12,646	70,190	1,161	111,644	13,807	181,834	195,641	(8,579)	2007-2008	2007

Subtotal	348,500	42,840	1,046,870	1,161	391,728	44,001	1,438,598	1,482,599	(115,225)

Development Properties
CH1 Phase II (1)	—	—	3,753	—	13,801	—	17,554	17,554	—	2007-2009	2007
ACC5 Phase II and ACC6 (1)	—	8,735	—	—	62,049	8,735	62,049	70,784	—	2007-2009	2007
NJ1 (1)	—	9,293	—	—	153,004	9,293	153,004	162,297	—	2007-2009	2007
SC1	—	740	—	—	74,144	740	74,144	74,884	—	2007-2009	2007
ACC7	—	4,180	—	472	—	4,651	—	4,651	—	2007-2009	2007

Subtotal	—	22,948	3,753	472	302,998	23,419	306,751	330,170	—

Grand Total	$348,500	$65,788	$1,050,623	$1,633	$694,726	$67,420	$1,745,349	$1,812,769	$(115,225)

(1)	The subsidiaries that own these data centers are guarantors of the Company’s $550.0 million 8.5% Unsecured Notes.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Real estate assets
Balance, beginning of period	$1,764,728	$1,374,117	$94,471
Additions—property acquisitions	—	—	1,168,262
—improvements	48,041	390,611	111,384

Balance, end of period	$1,812,769	$1,764,728	$1,374,117

Accumulated depreciation
Balance, beginning of period	$63,669	$17,672	$2,442
Additions—depreciation	51,556	45,997	15,230

Balance, end of period	$115,225	$63,669	$17,672

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DFT’s management assessed the effectiveness of DFT’s internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by DFT’s management, we determined that DFT’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of DFT’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, DFT’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2010 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Owenrship of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation - Equity Compensation Plan Information”) with respect to the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Information About of Our Board of Directors and its Committees”) with respect to the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm - Principal Accountant Fees and Services”) with respect to the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010.

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

Exhibit No.		Description
(3)		Articles of Incorporation and Bylaws:

	3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	4.2	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748) (the “December 18, 2009 Form 8-K”)).

	4.3	Registration Rights Agreement, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 4.2 to the December 18, 2009 Form 8-K).

(10)		Material Contracts:

	10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)) and specified exhibits and schedules thereto (Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q, filed by the Registrant on August 5, 2009 (Registration No. 001-33748)).

10.14	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.15	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.16	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.17	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.18	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.19	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.20	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.21	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

10.22	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

10.23	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

10.24	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

Exhibit No.		Description
	10.25	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.26	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.27	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

	10.28	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the December 4, 2009 Form 8-K).

(10)		Executive Compensation Plans and Arrangements:

	10.29	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.30	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.31	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

	10.32	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

	10.33	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

	10.34	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

	10.35	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 19, 2009 Form 8-K).

	10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.37	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.38	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

10.39	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.40	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.41	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.42	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.43	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.44	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

10.45	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.46	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).)

10.47	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.48	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.49	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Chief Accounting Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAMMOT J. DU PONT Lammot J. du Pont	Executive Chairman of the Board of Directors	February 26, 2010

/S/ HOSSEIN FATEH Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ MARK L. WETZEL Mark L. Wetzel	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2010

/S/ JEFFREY H. FOSTER Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/S/ MARK AMIN Mark Amin	Director	February 26, 2010

/S/ MICHAEL A. COKE Michael A. Coke	Director	February 26, 2010

/S/ THOMAS D. ECKERT Thomas D. Eckert	Director	February 26, 2010

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	February 26, 2010

/S/ JOHN H. TOOLE John H. Toole	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.		Description
(3)		Articles of Incorporation and Bylaws:

	3.1	Form of Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	3.2	Form of Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	4.2	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748) (the “December 18, 2009 Form 8-K”)).

	4.3	Registration Rights Agreement, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and Jefferies & Company, Inc. (Incorporated by reference to Exhibit 4.2 to the December 18, 2009 Form 8-K).

(10)		Material Contracts:

	10.1	Form of Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.2	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.3	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.4	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description
10.5	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.6	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.7	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.8	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.9	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.10	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.11	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.12	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.13	Credit Agreement dated as of August 7, 2007 by and among Safari Ventures LLC, as Borrower, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on
Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)) and specified exhibits and schedules thereto (Incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q, filed by the Registrant on August 5, 2009 (Registration No. 001-33748)).

Exhibit No.	Description
10.14	Form of Consent and Assumption Agreement by and among DuPont Fabros Technology Inc., DuPont Fabros Technology, L.P., Safari Ventures LLC, et al and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.18 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.15	Form of Assignment and Assumption of Lease by and among DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P., Jaguar Properties LLC and DuPont Fabros Development LLC (Incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.16	Agreement by and between Tarantula Ventures LLC and Holder Construction Group, LLC for construction of data center known as CH1, dated November 28, 2007 (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form 10-Q, filed by the Registrant on November 28, 2007 (Registration No. 001-33748).)

10.17	Construction Loan Agreement, by and between Tarantula Ventures LLC and KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.18	Guaranty by DuPont Fabros Technology, L.P. for the benefit of KeyBank National Association, dated as of December 20, 2007 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on December 21, 2007 (Registration No. 001-33748).)

10.19	Credit Agreement, dated as of October 24, 2008, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.20	Guaranty, dated as of October 24, 2008, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on October 30, 2008 (Registration No. 001-33748).)

10.21	First Amendment to Credit Agreement, dated as of February 10, 2009, by and among Grizzly Ventures LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

10.22	Guaranty, dated as of February 10, 2009, by Tarantula Interests LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

10.23	Construction Loan Agreement, dated February 6, 2009, by and between Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.1 to Current Report on
Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

Exhibit No.		Description
	10.24	Credit Line Construction Deed of Trust, Security Agreement and Fixture Filing (with Assignment of Rents and Leases), dated February 6, 2009, among Fox Properties LLC, Donald Goldrosen and D. Wyatt Bethel, each as Trustee, and First Credit Banks, as Beneficiary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.25	Agreement Regarding Extension of Loan and Partial Debt Forgiveness, dated February 6, 2009, by Fox Properties LLC and First Credit Bank (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.26	Guaranty of Payment, dated February 6, 2009, by DuPont Fabros Technology, L.P. in favor of First Credit Bank (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed by the Registrant on February 12, 2009 (Registration No. 001-33748).)

	10.27	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

	10.28	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the December 4, 2009 Form 8-K).

(10)		Executive Compensation Plans and Arrangements:

	10.29	Form of Employment Agreement (Incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.30	Employment Agreement by and between DuPont Fabros Technology, Inc., DuPont Fabros Technology, L.P. and Steven G. Osgood (Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.31	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

	10.32	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

	10.33	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

	10.34	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

Exhibit No.	Description
10.35	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 19, 2009 Form 8-K).

10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.37	Form of 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.38	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

10.39	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.21 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.40	Form of LTIP Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.41	Form of Stock Award Agreement by and between DuPont Fabros Technology, Inc. and Steven G. Osgood (Incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.42	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Hossein Fateh (Incorporated by reference to Exhibit 10.24 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.43	Form of Stock Award and LTIP Award Agreement by and between DuPont Fabros Technology, Inc. and Lammot J. du Pont (Incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.44	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

10.45	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration
No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.46	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).)

10.47	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.48	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration
No. 001-33748) (the “March 4, 2009 Form 8-K”)).

Exhibit No.	Description
10.49	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.