Form 10-Q
period 2010-03-31
DUPONT FABROS TECHNOLOGY, INC.
filed 2010-05-05
CIK 1407739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated Filer	☐	Accelerated filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value per share	45,132,664

DUPONT FABROS TECHNOLOGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$44,001
Buildings and improvements	1,438,754	1,438,598

	1,482,755	1,482,599
Less: accumulated depreciation	(129,048)	(115,225)

Net income producing property	1,353,707	1,367,374
Construction in progress and land held for development	384,799	330,170

Net real estate	1,738,506	1,697,544
Cash and cash equivalents	57,790	38,279
Marketable securities held to maturity	103,995	138,978
Restricted cash	7,889	10,222
Rents and other receivables	2,010	2,550
Deferred rent	65,251	57,364
Lease contracts above market value, net	15,633	16,349
Deferred costs, net	50,670	52,208
Prepaid expenses and other assets	11,420	9,551

Total assets	$2,053,164	$2,023,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$348,000	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	11,090	16,301
Construction costs payable	23,199	6,229
Accrued interest payable	14,992	3,510
Dividend and distribution payable	5,428	—
Lease contracts below market value, net	27,175	28,689
Prepaid rents and other liabilities	19,725	15,564

Total liabilities	999,609	968,793
Redeemable noncontrolling interests—operating partnership	511,272	448,811
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 44,168,631 shares issued and outstanding at March 31, 2010 and 42,373,340 shares issued and outstanding at December 31, 2009	44	42
Additional paid in capital	617,419	683,870
Accumulated deficit	(75,180)	(78,471)

Total stockholders’ equity	542,283	605,441

Total liabilities and stockholders’ equity	$2,053,164	$2,023,045

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Quarter ended March 31,
	2010	2009
Revenues:
Base rent	$34,918	$26,645
Recoveries from tenants	19,490	16,742
Other revenues	2,501	3,432

Total revenues	56,909	46,819

Expenses:
Property operating costs	17,354	15,200
Real estate taxes and insurance	1,246	1,250
Depreciation and amortization	15,096	13,658
General and administrative	3,590	3,167
Other expenses	1,841	2,894

Total expenses	39,127	36,169

Operating income	17,782	10,650
Interest income	25	158
Interest:
Expense incurred	(11,629)	(5,407)
Amortization of deferred financing costs	(947)	(2,144)

Net income	5,231	3,257
Net income attributable to redeemable noncontrolling interests – operating partnership	(1,940)	(1,371)

Net income attributable to controlling interests	$3,291	$1,886

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.08	$0.05

Weighted average common shares outstanding	42,067,964	37,101,648

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.08	$0.05

Weighted average common shares outstanding	43,339,741	37,101,648

Dividends declared per common share	$0.08	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
	Number	Amount
Balance at December 31, 2009	42,373,340	$42	$683,870	$(78,471)		$605,441
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				3,291	$3,291	3,291
Other comprehensive income attributable to controlling interests					—	—

Comprehensive income attributable to controlling interests					$3,291

Dividends declared			(3,534)			(3,534)
Redemption of Operating Partnership units	1,608,000	2	28,898			28,900
Issuance of stock awards	220,341	—	—			—
Stock options exercised	41,154		208			208
Retirement and forfeiture of stock awards	(74,204)	—	(1,460)			(1,460)
Amortization of deferred compensation			752			752
Adjustment to redeemable noncontrolling interests – operating partnership			(91,315)			(91,315)

Balance at March 31, 2010	44,168,631	$44	$617,419	$(75,180)		$542,283

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Quarter ended March 31,
	2010	2009
Cash flow from operating activities
Net income	$5,231	$3,257
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,096	13,658
Straight line rent	(7,887)	(3,525)
Amortization of deferred financing costs	947	2,140
Amortization of lease contracts above and below market value	(798)	(1,744)
Compensation paid with Company common shares	792	312
Changes in operating assets and liabilities
Restricted cash	—	(186)
Rents and other receivables	540	(639)
Deferred costs	(431)	(1,944)
Prepaid expenses and other assets	(606)	630
Accounts payable and accrued liabilities	(5,211)	303
Accrued interest payable	11,482	(128)
Prepaid rents and other liabilities	2,699	3,106

Net cash provided by operating activities	21,854	15,240

Cash flow from investing activities
Investments in real estate – development	(33,555)	(51,518)
Redemption of marketable securities held to maturity	34,983	—
Interest capitalized for real estate under development	(4,074)	(1,642)
Improvements to real estate	(1,250)	(726)
Additions to non-real estate property	(63)	(47)

Net cash used in investing activities	(3,959)	(53,933)

Cash flow from financing activities
Line of credit:
Repayments	—	(191)
Mortgage notes payable:
Proceeds	—	181,726
Lump sum payoffs	—	(135,121)
Repayments	(500)	—
Escrowed proceeds	—	(24,000)
Return of escrowed proceeds	2,333	—
Exercises of stock options	208	—
Payments of financing costs	(425)	(4,156)

Net cash provided by financing activities	1,616	18,258

Net increase (decrease) in cash and cash equivalents	19,511	(20,435)
Cash and cash equivalents, beginning	38,279	53,512

Cash and cash equivalents, ending	$57,790	$33,077

Supplemental information:
Cash paid for interest, net of amounts capitalized	$147	$5,534

Deferred financing costs capitalized for real estate under development	$329	$405

Construction costs payable capitalized to real estate	$23,199	$9,181

Redemption of OP units for common shares	$28,900	$64,600

Adjustments to redeemable non-controlling interests	$91,315	$(3,697)

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of March 31, 2010, owned 65.1% of the economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). Through the Operating Partnership as of March 31, 2010, DFT holds a fee simple interest in the following properties:

•	seven operating data centers—referred to as ACC2, ACC3, ACC4, ACC5 Phase I, VA3, VA4 and CH1 Phase I;

•	data center projects under current development—referred to as NJ1 Phase I and ACC5 Phase II;

•	data center projects held for future development—referred to as CH1 Phase II, NJ1 Phase II and SC1 Phases I and II; and

•	land that may be used to develop additional data centers—referred to as ACC6, ACC7 and SC2.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Form 10-K which also contains a complete listing of the Company’s significant accounting policies.

The Company has one reportable segment consisting of investments in data centers located in the United States.

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

Marketable Securities

Debt securities that the Company intends to hold until maturity are classified as held to maturity. Unrealized gains and losses are not recognized in the accompanying consolidated balance sheets and statements of operations. If any of the securities were deemed to be permanently impaired, the Company would record the loss in earnings. The following table presents the Company’s marketable securities as of March 31, 2010 (dollars in thousands):

Type of Security	Aggregate Fair Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Net Carrying Amount (at cost)	Contractual Maturities
U.S. Agency Notes	$103,985	$—	$10	$103,995	April-June 2010

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $14.0 million and $12.5 million for the three months ended March 31, 2010 and 2009, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended March 31, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2010 and 2009.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, the Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of March 31, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.9 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. Included in amortization of financing costs for the three months ended March 31, 2009 was a $1.0 million write-off of unamortized costs due to the payoff of the CH1 Construction Loan (see Note 4). Balances, net of accumulated amortization, at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Financing costs	$24,675	$24,250
Accumulated amortization	(4,095)	(2,827)

Financing costs, net	$20,580	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended March 31, 2010 and 2009. Balances, net of accumulated amortization, at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Leasing costs	$42,225	$41,793
Accumulated amortization	(12,135)	(11,008)

Leasing costs, net	$30,090	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2010 and December 31, 2009, the fuel inventory was $1.7 million and $1.6 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and the critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(7,467)	(6,751)

Lease contracts above market value, net	$15,633	$16,349

	March 31, 2010	December 31, 2009
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(18,525)	(17,011)

Lease contracts below market value, net	$27,175	$28,689

The Company records a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease.

Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of the property’s operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred. Recoveries from tenants also include the property management fees that the Company earns from its tenants.

Other Revenue

Other revenue primarily consists of services provided to tenants on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other tenant requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver shares outside of the control of DFT, are reported outside of the permanent equity section of DFT’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 7). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the three months ended March 31, 2010 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2009	24,947,830	$448,811
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	1,940	$1,940
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership	—	—	—

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership			$1,940

Distributions declared	—	(1,894)
Redemption of OP units	(1,608,000)	(28,900)
LTIP equalization	341,145	—
Adjustment to redeemable noncontrolling interests – operating partnership	—	91,315

Balance at March 31, 2010	23,680,975	$511,272

The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the three months ended March 31,
	2010	2009
Net income attributable to controlling interests	$3,291	$1,886
Transfers from noncontrolling interests:
Net (decrease) increase in DFT’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(62,415)	68,297

	$(59,124)	$70,183

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships. The following is a summary of comprehensive income attributable to controlling interests for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the three months ended March 31,
	2010	2009
Net income attributable to controlling interests	$3,291	$1,886
Other comprehensive income – change in fair value of interest rate swap	—	330

Comprehensive income attributable to controlling interests	$3,291	$2,216

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

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entitles (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by the Company. The new guidance was effective January 1, 2010 for the Company. The adoption of this guidance did not impact the Company’s financial position or results of operations.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at March 31, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,570	$—	$161,070
ACC3	Ashburn, VA	1,071	94,037	—	95,108
ACC4	Ashburn, VA	6,600	534,802	—	541,402
ACC5 Phase I	Ashburn, VA	3,223	153,836	—	157,059
VA3	Reston, VA	10,000	173,852	—	183,852
VA4	Bristow, VA	6,800	141,742	—	148,542
CH1, Phase I	Elk Grove Village, IL	13,807	181,915	—	195,722

		44,001	1,438,754	—	1,482,755

Construction in progress and land held for development	(1)	—	—	384,799	384,799

		$44,001	$1,438,754	$384,799	$1,867,554

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of March 31, 2010 and December 31, 2009

($ in thousands)

	March 31, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$348,000	38.8%	4.6%	2.9	$348,500
Unsecured	550,000	61.2%	8.5%	7.0	550,000

Total	$898,000	100.0%	7.0%	5.4	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.2%	8.5%	7.0	$550,000

Fixed Rate Debt	550,000	61.2%	8.5%	7.0	550,000

Floating Rate Debt:
ACC4 Term Loan	198,000	22.1%	3.8%	1.6	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.7	150,000

Floating Rate Debt	348,000	38.8%	4.6%	2.9	348,500

Total	$898,000	100.0%	7.0%	5.4	$898,500

Note:	The Company capitalized interest of $4.4 million and $2.0 million during the three months ended March 31, 2010 and 2009, respectively.
(1)	Rate as of March 31, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. On March 24, 2010, the Company entered into a third amendment to the ACC4 Term Loan that permits one of its subsidiaries to guarantee the obligations of the Operating Partnership under a new credit facility, to the extent the Operating Partnership enters into any such facility on or before September 20, 2010, in an aggregate amount not to exceed $100 million and subject to certain approvals by the agents under the ACC4 Term Loan.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the extension option. The Company may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of March 31, 2010, the interest rate for this loan was 3.77%.

The loan is secured by the ACC4 data center and an assignment of the lease agreements between the Company and the tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009; however, if the Company exercises the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. The Company may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

The ACC4 Term Loan requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control of DFT or the Operating Partnership. In addition, the ACC4 Term Loan requires that the Company comply with certain financial covenants, including, without limitation, the following:

•	The Company must maintain the following minimum debt service coverage ratios:

•	April 1, 2009 to March 31, 2010—1.50 to 1;

•	April 1, 2010 to October 24, 2011—1.75 to 1; and

•	October 25, 2011 to October 24, 2012—2.00 to 1 (to the extent that the Company exercises the one-year extension option on the ACC4 Term Loan).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the terms of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the terms of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or DFT issued upon the contribution of assets to DFT, the Operating Partnership or its subsidiaries after October 24, 2008) during the term of the loan.

The terms of the ACC4 Term Loan limit the Company’s investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC4 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, change of control, and payment or acceleration defaults in certain other of the Company’s indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable.

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of March 31, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land for future development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan. The original terms of the ACC5 Term Loan required that, within 120 days of the Closing Date, the Company enter into an interest rate swap or cap agreement with a notional principal amount equal to the outstanding principal amount of the loan. On March 24, 2010 the Company executed an amendment to the ACC5 Term Loan that, among other things, eliminated the 120 day requirement. The Operating Partnership is now required to enter into an interest rate protection agreement only upon the earlier to occur of (i) 30 days following the date on which U.S. dollar one month LIBOR equals or exceeds 3.75% or (ii) the occurrence of a default under the ACC5 Term Loan. The amendment also permits one of the Company’s subsidiaries to guarantee the obligations of the Operating Partnership under a new credit facility, to the extent the Operating Partnership enters into any such credit facility within 180 days of March 26, 2010, in an aggregate amount not to exceed $100 million and subject to certain approvals by the agents under the ACC5 Term Loan.

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarter ending September 30, 2011 and December 31, 2011—1.15 to 1; and

•

Commencing with the calendar quarter ending March 31, 2012 and continuing for the remainder of the term—1.50 to 1; provided, however, that if the Company exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1.

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must not be less than approximately $575 million (plus 75% of the sum of (i) the net proceeds from any offerings after December 2, 2009 and (ii) the value of any interests in the Operating Partnership or DFT issued upon the contribution of assets to DFT, the Operating Partnership or its subsidiaries after December 2, 2009) during the term of the loan.

The terms of the ACC5 Term Loan limit the Company’s investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of the Company’s indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8 1/2% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 parcel of land and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the owners of the SC1, SC2 and ACC7 parcels of land.

The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership’s existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor’s existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor’s existing and future secured indebtedness.

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. On or after December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at (i) 104.250% from December 15, 2013 to December 14, 2014, (ii) 102.125% from December 15, 2014 to

December 14, 2015 and (iii) 100% of the principal amount of the Unsecured Notes from December 15, 2015 and thereafter, in each case plus accrued and unpaid interest. In addition, on or prior to December 15, 2012, the Operating Partnership may redeem up to 35% of the Unsecured Notes at 108.500% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings consummated by DFT or the Operating Partnership.

If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, Unsecured Note holders can require the Operating Partnership to purchase their Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The Operating Partnership filed an exchange offer registration statement on a timely basis, but it is not yet been declared effective. Under certain circumstances, the Operating Partnership also may be required to file a shelf registration statement to cover the resale of the Unsecured Notes. If the Company fails to file a registration statement or any such registration statement is not declared effective within the prescribed time periods, the Operating Partnership will be required to pay additional interest to the Unsecured Note holders.

A summary of the Company’s total debt and maturity schedule as of March 31, 2010 are as follows:

Debt Maturities as of March 31, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$1,500	(2)	$1,500	0.2%	3.8%
2011	—		199,100	(2)(3)	199,100	22.2%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.2%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$348,000		$898,000	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.
(4)	Rate as of March 31, 2010.

5. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of the Credit Facility effective August 17, 2007 with a maturity date of August 7, 2011. This swap agreement effectively fixed the interest rate on $200.0 million of the Credit Facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized. Any ineffective portion of the hedging relationship was recorded directly to earnings.

On December 16, 2009, the Company completed a $550 million debt offering and repaid and terminated the Credit Facility. In addition, the Company paid $13.7 million to terminate the swap agreement.

The Company has no outstanding derivative instruments as of March 31, 2010.

6. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of our NJ1 and ACC5 Phase II data centers were in place as of March 31, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2010, the NJ1 control estimate was $201.3 million of which $166.2 million has been billed, while the ACC5 Phase II control estimate was $82.4 million of which $30.8 million has been billed. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates As of March 31, 2010, we had entered into commitments via our construction vendor to purchase $42.4 million in equipment and labor for our NJ1 and ACC5 Phase II development properties.

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

7. Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. As of March 31, 2010, the owners of redeemable noncontrolling interests in the Operating Partnership owned 23,680,975 OP units and LTIP units, or 34.9% of the Operating Partnership, and DFT held the remaining interests in the Operating Partnership. Holders of OP units and LTIP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2010, 1,608,000 OP units were redeemed and DFT elected to issue 1,608,000 shares of its common stock in exchange for the tendered OP units, representing approximately 6% of the 24,947,830 OP units held by redeemable noncontrolling interests at December 31, 2009. Following the above-described redemptions, the redemption value of the redeemable noncontrolling interests at March 31, 2010 and December 31, 2009 was $511.3 million and $448.8 million based on the closing share price of the DFT’s common stock of $21.59 and $17.99, respectively, on those dates.

The Company has 341,145 fully vested LTIP units outstanding as of March 31, 2010, which are a special class of partnership interests in the Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit distributions as OP units. Initially, from the IPO to December 31, 2009, LTIP units did not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time by the holder or the Company, and thereafter receive all the rights of OP units. As of March 31, 2010, parity with the OP units had been achieved and all of the LTIP units can be converted into OP units.

8. Stockholders’ Equity

On February 25, 2010, DFT issued 220,341 shares of restricted stock to employees, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

During the three months ended March 31, 2010, OP unitholders redeemed 1,608,000 OP units in exchange for 1,608,000 shares of common stock.

DFT declared a dividend of $0.08 per share payable to shareholders of record as of March 31, 2010. This dividend was paid on April 9, 2010.

9. Equity Compensation Plan

Concurrent with the IPO, DFT’s Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7    1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares. As of March 31, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,292,341 share equivalents had been issued as of such date leaving 1,675,454 shares available for future issuance.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	220,341	19.64
Vested	(207,977)	5.51
Forfeited	(650)	5.13

Unvested balance at March 31, 2010	652,091	$10.59

During the three months ended March 31, 2010, the Company issued 220,341 shares of restricted stock which had a value of $4.3 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the three months ended March 31, 2010, 207,977 shares of restricted stock vested at a value of $4.1 million on the vesting dates. Of these vested shares, 73,554 shares were surrendered by the Company’s employees to satisfy withholding tax obligations associated with the vesting of shares of restricted stock.

As of March 31, 2010, total unearned compensation on restricted stock was $6.5 million, and the weighted average vesting period was 1.6 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. During the three months ended March 31, 2010, the Company issued 290,560 stock options which had a value of $2.6 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the three months ended March 31, 2010, 424,903 stock options vested at a value of $6.3 million on the vesting date.

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2010 is presented in the table below.

	Number of Shares Subject to Option	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	19.89
Forfeited	—	N/A
Exercised	(41,154)	5.06

Under option, March 31, 2010	1,524,102	$7.89

The following table sets forth the number of shares subject to option that are unvested as of March 31, 2010 and December 31, 2009 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	9.00
Forfeited	—	N/A
Vested	(424,903)	1.48

Unvested balance at March 31, 2010	1,140,353	$3.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As the Company has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the three months ended March 31, 2010.

Assumption
Number of options granted	290,560
Exercise price	$19.89
Expected term (in years)	6
Expected volatility	54%
Expected annual dividend	1.88%
Risk-free rate	2.86%

As of March 31, 2010, total unearned compensation on options was $3.7 million, and the weighted average vesting period was 1.5 years.

10. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings (loss) per share of common stock (in thousands except for shares):

	Three Months ended
	March 31, 2010	March 31, 2009
Numerator:
Net income attributable to controlling interests	$3,291	$1,886
Adjustments to redeemable noncontrolling interests	—	—

Numerator for basic earnings per share	3,291	1,886
Adjustments to redeemable noncontrolling interests	36	—

Numerator for diluted earnings per share	$3,327	$1,886

	Three Months ended
	March 31, 2010	March 31, 2009
Denominator:
Weighted average shares	42,718,693	37,377,668
Unvested restricted stock	(650,729)	(276,020)

Denominator for basic income per share	42,067,964	37,101,648
Effect of dilutive securities	1,271,777	—

Denominator for diluted earnings per share – adjusted weighted average	43,339,741	37,101,648

For the three months ended March 31, 2010, approximately 0.3 million stock options have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For the three months ended March 31, 2009, approximately 2.3 million stock options, shares of restricted common stock and LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

11. Fair Value

Assets and Liabilities Measured at Fair Value

The Company follows the authoritative guidance issued by the FASB relating to fair value measurements that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair value measurements of reported balances. The guidance excludes the accounting for leases, as well as other authoritative guidance that address fair value measurements on lease classification and measurement.

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

The authoritative guidance issued by the FASB requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2010:

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

•

Debt: As of March 31, 2010, the combined balance of the Unsecured Notes and mortgage notes payable was $898.0 million with a fair value of $911.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that the Company obtained in December 2009.

12. Subsequent Events

From April 1, 2010 to May 4, 2010, OP unitholders redeemed 964,033 OP units in exchange for 964,033 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. The Company cautions investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions you that while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

For a detailed discussion of certain risks, uncertainties and other factors that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in DFT’s Annual Report on Form 10-K for the year ended December 31, 2009. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by the Company with the Securities and Exchange Commission. The risks, uncertainties and other factors discussed in these documents are not exhaustive. Additionally, the Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of March 31, 2010, owned 65.1% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.

The Company currently owns and operates seven data centers, six of which are located in Northern Virginia and one of which is located in suburban Chicago, Illinois. As of May 4, 2010 all of the Company’s Northern Virginia facilities are 100% leased and the first phase of the Chicago facility known as CH1, which opened in August 2008, is 100% leased. In one lease at CH1, the tenant has agreed to lease a pod at CH1 if an existing tenant does not exercise its right to lease such space. The Company also owns other development properties and parcels of land that it intends to develop into wholesale data centers in the future. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully-integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

To conserve liquidity, the Company had previously suspended development of the data center located in Piscataway, New Jersey known as NJ1, and the data center located in Santa Clara, California known as SC1. However, in December 2009 the Company secured $700 million of new financing through the Operating Partnership’s offering of $550 million of 8 1/2% senior unsecured notes due 2017 and entered into a $150 million term loan due 2014 secured by the ACC5 property. The Company is using a portion of these proceeds to develop the second phase of ACC5, which is 88% pre-leased as of May 4, 2010, and resume development of NJ1. We expect both of these development projects to be completed in the fourth quarter of 2010. In the future, the Company intends to resume development of SC1 and develop additional data centers in Santa Clara, California, Northern Virginia, and in suburban Chicago, Illinois. The Company relies on third-party sources of capital, as well as the capital markets, to fund its development projects, and consequently, will continue to seek additional financing for these projects in 2010 and beyond. See the table below captioned “Development Projects” for the estimated total costs to complete some of the Company’s development projects.

The following tables present the operating properties and development projects as of March 31, 2010:

Operating Properties

As of March 31, 2010

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.0	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%
ACC5 Phase I	Ashburn, VA	2009	181,000	86,000	18.2	94%
VA3	Reston, VA	2003	256,000	145,000	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%

Subtotal—stabilized			1,248,000	626,000	100.6	99%
Completed not Stabilized
CH1 Phase I	Elk Grove Village, IL	2008	285,000	121,000	18.2	48%

Total Operating Properties			1,533,000	747,000	118.8

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where our tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our tenants.
(3)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by our tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $144 million of base rent for the next twelve months on a straight-line basis for leases executed and/or amended as of March 31, 2010 over the non-cancellable terms of the respective leases and excludes approximately $3 million net amortization increase in revenue of above and below market leases. Base rent for the next 12 months on a cash basis as of March 31, 2010 is $121 million assuming no additional leasing or changes to existing leases.
(6)	As of May 4, 2010, ACC5 Phase I is 100% leased and CH1 Phase I is 100% leased.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of our operating properties for each of the ten calendar years beginning with 2010. The information set forth in the table assumes that tenants exercise no renewal options and considers early tenant termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Net Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent

2010	—	—	—	—	—	—
2011 (4)	2	20	2.9%	2,438	2.2%	1.8%
2012	2	82	12.0%	7,340	6.8%	6.2%
2013	3	45	6.6%	4,630	4.3%	3.1%
2014	8	58	8.5%	8,700	8.0%	8.3%
2015	3	74	10.9%	13,137	12.2%	10.7%
2016	3	58	8.5%	8,669	8.0%	9.1%
2017	5	71	10.4%	12,324	11.4%	12.3%
2018	4	75	11.0%	15,113	14.0%	14.8%
2019	9	119	17.4%	21,500	19.9%	18.6%
After 2019	5	81	11.8%	14,277	13.2%	15.1%

Total	44	683	100%	108,128	100%	100%

(1)	The operating properties have 24 tenants with 44 different lease expiration dates. Top three tenants represent 65% of annualized base rent.
(2)	Raised square footage is that portion of gross building area where our tenants locate their computer servers. We consider raised square footage to be the net rentable square footage in each of our facilities.
(3)	One megawatt is equal to 1,000 kW.
(4)	Subsequent to March 31, 2010, one of these leases comprising 1,300 kW and approximately 14,000 raised square feet was renewed for an additional 5 years.

Development Projects

As of March 31, 2010

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased

Current Development Projects
ACC5 Phase II (6)	Ashburn, VA	181,000	86,000	18.2	$140,000 - $150,000	$95,870	56%
NJ1 Phase I	Piscataway, NJ	181,000	86,000	18.2	$200,000 - $215,000	155,975	0%

		362,000	172,000	36.4	$340,000 - $365,000	251,845
Future Development Projects/Phases
CH1 Phase II	Elk Grove Village, IL	200,000	90,000	18.2	*
NJ1 Phase II	Piscataway, NJ	181,000	86,000	18.2	*
SC1 Phase I	Santa Clara, CA	181,000	86,000	18.2	*
SC1 Phase II	Santa Clara, CA	181,000	86,000	18.2	*

		743,000	348,000	72.8		115,469

Land Held for Development
ACC6 Phase I/II (7)	Ashburn, VA	262,000	131,000	26.0	*
ACC7	Ashburn, VA	100,000	50,000	10.4	*
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	*

		662,000	352,000	72.8		17,485

Total		1,767,000	872,000	182.0		$384,799

*	Development costs have not yet been estimated.
(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Includes estimated capitalization for construction and development, including closing costs, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.
(5)	Amount capitalized as of March 31, 2010.
(6)	As of May 4, 2010, ACC5 Phase II is 88% pre-leased.
(7)	Gross Building area, raised square feet and critical load were revised in finalization of site planning process.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy.

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses—commonly referred to as a triple net lease, such as real estate taxes and insurance. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space.

Although the most of Company’s leases provide for annual escalation of rents, generally 3% or a function of CPI, the Company’s revenue growth in the near term will result primarily from leasing vacant space in the CH1 data center property and the subsequent commencement of these leases. As of May 4, 2010, the Company had a 31% vacancy rate at CH1. The Company’s revenue will fluctuate based upon the speed with which it leases the vacant space in these properties and in the ACC5 Phase II and NJ1 development properties. Additionally, under the Company’s triple net leases, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn impacts net income negatively.

The amount of net rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the historical lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. None of the existing leases are scheduled to expire in 2010. The Company’s operating properties are located in Northern Virginia and suburban Chicago, Illinois. Changes in the conditions of these markets will impact the overall performance of the Company’s operating properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease. The Company believes that most of its tenants will renew their leases and will continue to make their rental and other payments when due. Nevertheless, if the Company cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, the Company’s rental income will be impacted adversely in future periods.

The Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to the Company’s tenants on a contract or purchase-order basis, which the Company commonly refers to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. The TRS will generally charge tenants for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the tenants for technical services, the Company has limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, the Company anticipates that the TRS may retain a significant amount of its revenue to fund future operations, and therefore the Company does not expect to receive distributions from the TRS on a regular basis.

In the current economic environment, certain types of real estate are experiencing declines in value. If this trend were to be experienced by any of the Company’s datacenters, the Company may have to write down the value of that datacenter, which would result in the Company recording a charge against earnings.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. Revenues for the three months ended March 31, 2010 were $56.9 million. This amount includes base rent of $34.9 million, tenant recoveries of $19.5 million, which includes the property management fee, and other revenue of $2.5 million, primarily from projects for the Company’s tenants performed by the TRS. This compares to revenue of $46.8 million for the three months ended March 31, 2009. The increase of $10.1 million, or 22%, was due to the lease-up of ACC4, CH1 and ACC5 Phase I partially offset by a decrease in revenue from services provided to the tenants on a non-recurring basis. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the three months ended March 31, 2010 were $39.1 million as compared to $36.2 million for the three months ended March 31, 2009. The increase of $2.9 million, or 8%, was primarily due to the following: $2.2 million of increased property operating costs as ACC4, CH1 and ACC5 Phase I mature in their operations, $1.4 million of increased depreciation as ACC5 Phase I went into service in September 2009 and $0.4 million of increased general and administrative expenses due to increased non-cash stock compensation costs, partially offset by a decrease of $1.1 million of other expenses primarily for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2010 was $12.6 million as compared to $7.6 million for the three months ended March 31, 2009 which included a write-off of $1.0 million of unamortized loan costs related the CH1 Construction Loan, which was paid off in February 2009. Total interest incurred for the three months ended March 31, 2010 was $17.0 million, of which $4.4 million was capitalized. This compares to total interest incurred of $9.6 million for the three months ending March 31, 2009, of which $2.0 million was capitalized. This total interest increase of 77% period over period is due to higher debt balances and interest rates. Interest capitalized increased period over period as there were two projects under development in the first quarter of 2010 versus one project under development in the first quarter of 2009.

Net Income Attributable to Controlling Interests. Net income attributable to controlling interests for the three months ended March 31, 2010 was $3.3 million compared to $1.9 million for the three months ended March 31, 2009. The increase of $1.4 million, or 74%, is primarily due to higher revenues partially offset by higher expenses and higher interest expense. Additionally the redemption of OP units after the first quarter of 2009 resulted in a greater percentage of net income being allocated to controlling interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net cash provided by operating activities increased by $6.7 million, or 44%, to $21.9 million for the three months ended March 31, 2010, as compared to $15.2 million for the corresponding period in 2009. The increase is primarily due to the lease-up of ACC4, CH1 and ACC5 Phase I since the first quarter of 2009 and an increase in accrued interest payable.

Net cash used in investing activities decreased by $49.9 million, or 93%, to $4.0 million for the three months ended March 31, 2010 compared to $53.9 million for the corresponding period in 2009. Cash used in investing activities for the three months ended March 31, 2010 and 2009 primarily consisted of expenditures for the Company’s projects under development. The decrease in cash used in investing activities was primarily due to a $35.0 million redemption of marketable securities in the first quarter of 2010 and a decrease in funds spent on development projects.

Net cash provided by financing activities decreased by $16.7 million, or 91%, to $1.6 million for the three months ended March 31, 2010 compared to $18.3 million for the corresponding period in 2009. Cash provided by financing activities for the three months ended March 31, 2010 primarily consisted of the release of $2.3 million of funds held in an interest reserve for the ACC5 Term Loan, partially offset by a $0.5 million principal payment on the ACC4 Term Loan. Cash provided by financing activities for the three months ended March 31, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 Term Loan’s accordion feature, $25.0 million of proceeds from the previous ACC5 loan, and $5.0 million of proceeds from the SC1 Loan, partially offset by the payoff of the CH1 Construction Loan of $135.1 million, $24.0 million of loan proceeds held in escrow as partial security for the previous ACC5 and SC1 loans and payment of $4.2 million of financing costs.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of March 31, 2010 (in thousands except per share data):

Capital Structure as of March 31, 2010

(in thousands except per share data)

Mortgage notes payable			$348,000
Unsecured Notes			550,000

Total Debt			898,000	38.0%
Common Shares	65%	44,169
Operating Partnership (“OP”) and LTIP Units	35%	23,681

Total Shares and Units	100%	67,850
Common Share Price at March 31, 2010		$21.59

Total Equity			1,464,882	62.0%

Total Market Capitalization			$2,362,882	100.00%

Capital Resources

The development and construction of wholesale data centers is very capital intensive. This development not only requires the Company to make substantial capital investments, but also increases its operating expenses, which impacts its cash flows from operations negatively until leases are executed and the Company begins to realize revenue. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of its taxable income to its stockholders annually.

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional equity securities, when market conditions permit. During 2009, the Company funded a portion of its development costs with cash provided by operating activities. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and leverage ratio, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

To conserve liquidity, in the fourth quarter of 2008, the Company announced the temporary suspension of three projects under development, Phase I of each of ACC5, NJ1 and SC1. This decision related to the extremely difficult credit markets at the time, and because funding from a term loan secured by ACC4 described below was less than anticipated. However, in the first quarter of 2009, the Company obtained additional financing and restarted development at ACC5, and placed Phase I in service in September 2009. Further, in the fourth quarter of 2009, the Company obtained $700 million of new debt financing, and with the net proceeds of approximately $683 million, paid off approximately $504 million of existing debt eliminating all maturities until 2012, assuming the Company elects to extend the ACC4 Term Loan (which such extension is subject to customary conditions). The excess funds were temporarily invested in marketable securities. In December 2009, the Company restarted development of NJ1 Phase I and commenced development of Phase II of ACC5.

The Company currently estimates dividends of approximately $0.30 to $0.35 per share to meet its 2010 REIT distribution requirement of which $0.08 was paid in April 2010. DFT’s ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Unsecured Notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of the Company’s total debt and maturity schedule as of March 31, 2010 and December 31, 2009 is as follows:

Debt Summary as of March 31, 2010 and December 31, 2009

($ in thousands)

	March 31, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$348,000	38.8%	4.6%	2.9	$348,500
Unsecured	550,000	61.2%	8.5%	7.0	550,000

Total	$898,000	100.0%	7.0%	5.4	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.2%	8.5%	7.0	$550,000

Fixed Rate Debt	550,000	61.2%	8.5%	7.0	550,000

Floating Rate Debt:
ACC4 Term Loan	198,000	22.1%	3.8%	1.6	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.7	150,000

Floating Rate Debt	348,000	38.8%	4.6%	2.9	348,500

Total	$898,000	100.0%	7.0%	5.4	$898,500

Note:	The Company capitalized interest of $4.4 million during the three months ended March 31, 2010.
(1)	Rate as of March 31, 2010.

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50 million of the outstanding principal amount. On March 24, 2010, the Company entered into a third amendment to the ACC4 Term Loan that permits one of its subsidiaries to guarantee the obligations of the Operating Partnership under a new credit facility, to the extent the Operating Partnership enters into any such facility on or before September 20, 2010, in an aggregate amount not to exceed $100 million and subject to certain approvals by the agents under the ACC4 Term Loan.

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the extension option. The Company may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of March 31, 2010, the interest rate for this loan was 3.77%.

The loan is secured by the ACC4 data center and an assignment of the lease agreements between the Company and the tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million beginning on April 1, 2009; however, if the Company exercises the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. The Company may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

The ACC4 Term Loan requires ongoing compliance by us with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales, maintenance of certain leases and the occurrence of a change of control of DFT or the Operating Partnership. In addition, the ACC4 Term Loan requires that the Company comply with certain financial covenants, including, without limitation, the following:

•	The Company must maintain the following minimum debt service coverage ratios:

•	April 1, 2009 to March 31, 2010—1.50 to 1;

•	April 1, 2010 to October 24, 2011—1.75 to 1; and

•	October 25, 2011 to October 24, 2012—2.00 to 1 (to the extent that the Company exercises the one-year extension option on the ACC4 Term Loan).

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must be less than or equal to 65% during the terms of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must be at least 1.45 to 1 during the terms of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must be greater than or equal to approximately $575 million (plus an increase of 75% of the sum of (i) the net proceeds from any future equity offerings and (ii) the value of any interests in the Operating Partnership or DFT issued upon the contribution of assets to DFT, the Operating Partnership or its subsidiaries after October 24, 2008) during the term of the loan.

The terms of the ACC4 Term Loan limit the Company’s investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC4 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, change of control, and payment or acceleration defaults in certain other of the Company’s indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable.

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of March 31, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land for future development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan. The original terms of the ACC5 Term Loan required that, within 120 days of the Closing Date, the Company enter into an interest rate swap or cap agreement with a notional principal amount equal to the outstanding principal amount of the loan. On March 24, 2010 the Company executed an amendment to the ACC5 Term Loan that, among other things, eliminated the 120 day requirement. The

Operating Partnership is now required to enter into an interest rate protection agreement only upon the earlier to occur of (i) 30 days following the date on which U.S. dollar one month LIBOR equals or exceeds 3.75% or (ii) the occurrence of a default under the ACC5 Term Loan. The amendment also permits one of the Company’s subsidiaries to guarantee the obligations of the Operating Partnership under a new credit facility, to the extent the Operating Partnership enters into any such credit facility within 180 days of March 26, 2010, in an aggregate amount not to exceed $100 million and subject to certain approvals by the agents under the ACC5 Term Loan.

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarter ending September 30, 2011 and December 31, 2011—1.15 to 1; and

•

Commencing with the calendar quarter ending March 31, 2012 and continuing for the remainder of the term—1.50 to 1; provided, however, that if the Company exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1.

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan.

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan.

•

Minimum consolidated tangible net worth of the Operating Partnership and its subsidiaries must not be less than approximately $575 million (plus 75% of the sum of (i) the net proceeds from any offerings after December 2, 2009 and (ii) the value of any interests in the Operating Partnership or DFT issued upon the contribution of assets to DFT, the Operating Partnership or its subsidiaries after December 2, 2009) during the term of the loan.

The terms of the ACC5 Term Loan limit the Company’s investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.

The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of the Company’s indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8 1/2% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 parcel of land and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the owners of the SC1, SC2 and ACC7 parcels of land.

The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership’s existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor’s existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor’s existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor’s existing and future secured indebtedness.

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. On or after December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at (i) 104.250% from December 15, 2013 to December 14, 2014, (ii) 102.125% from December 15, 2014 to December 14, 2015 and (iii) 100% of the principal amount of the Unsecured Notes from December 15, 2015 and thereafter, in each case plus accrued and unpaid interest. In addition, on or prior to December 15, 2012, the Operating Partnership may redeem up to 35% of the Unsecured Notes at 108.500% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings consummated by DFT or the Operating Partnership.

If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, Unsecured Note holders can require the Operating Partnership to purchase their Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The Operating Partnership filed an exchange offer registration statement on a timely basis, but it has not yet been declared effective. Under certain circumstances, the Operating Partnership also may be required to file a shelf registration statement to cover the resale of the Unsecured Notes. If the Company fails to file a registration statement or any such registration statement is not declared effective within the prescribed time periods, the Operating Partnership will be required to pay additional interest to the Unsecured Note holders.

A summary of the Company’s total debt and maturity schedule as of March 31, 2010 are as follows:

Debt Maturities as of March 31, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$1,500	(2)	$1,500	0.2%	3.8%
2011	—		199,100	(2)(3)	199,100	22.2%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.2%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$348,000		$898,000	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.
(4)	Rate as of March 31, 2010.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2010, including the maturities without extensions and scheduled principal repayments of the ACC4 Term Loan, the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt obligations	$1,500	$204,300	$142,200	$550,000	$898,000
Interest on long-term debt obligations	47,324	116,691	108,786	106,427	379,228
Construction costs payable	23,199	—	—	—	23,199
Commitments under development contracts (1)	42,392	—	—	—	42,392
Operating leases	276	767	693	—	1,736

Total	$114,691	$321,758	$251,679	$656,427	$1,344,555

(1)	Contracts related to the development of the NJ1 and ACC5 Phase II data centers are not fully included above due to the cost plus nature of these contracts. Amount represents committed costs only as of March 31, 2010. For an estimate of our total costs associated with these developments, see the table captioned “Development Projects” above.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
	2010	2009
Net income	$5,231	$3,257
Depreciation and amortization	15,096	13,658
Less: Non real estate depreciation and amortization	(144)	(108)

FFO available to controlling and redeemable noncontrolling interests (1)	$20,183	$16,807

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The Company uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. The Company also believes that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare the Company’s operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of the Company’s properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of the Company’s properties, all of which have real economic effects and could materially impact the Company’s results from operations, the utility of FFO as a measure of the Company’s performance is limited.

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to the Company’s FFO. Therefore, the Company believes that in order to facilitate a clear understanding of its historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions.

Inflation

Most of the Company’s leases all contain annual rent increases based on a fixed percentage increase or the increase in the consumer price index. As a result, the Company believes that it is largely insulated from the effects of inflation. However, the Company’s general and administrative expenses can increase with inflation, most of which the Company does not expect that it will be able to pass along to its tenants. Additionally, any increases in the costs of development of the properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop the properties and increased depreciation expense in future periods, and, in some circumstances, the Company may not be able to directly pass along the increase in these development costs to its tenants in the form of higher rents.

Critical Accounting Policies

Recently Adopted Pronouncements

In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entitles (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by the Company. The new guidance was effective January 1, 2010 for the Company. The adoption of this guidance did not impact the Company’s financial position or results of operations.

Related Party Transactions

Leasing Arrangements

As of March 31, 2010 the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT’s Executive Chairman and President and Chief Executive Officer. This lease expires in September 2014. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of March 31, 2010 would decrease future net income and cash flows by approximately $2.0 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one-month LIBOR was approximately 0.3% at March 31, 2010, a decrease of 0.3% would result in a decrease in future net income and cash flows of approximately $0.6 million annually less the impact of capitalization. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Our growth depends upon the successful development of our data centers, and unexpected costs or changes in permitting or environmental regulations may delay or preclude the construction of our data centers, thereby materially adversely affecting our growth prospects, future operating results and our financial condition.

Any delay or denial of an applicable permit or approval with respect to our development projects would have an adverse impact on our ability to construct such developments in a timely manner or at all. For example, with respect to our SC1 development, we are in the final stages of obtaining a permit from a local air quality district. A denial of or substantial delay in obtaining this permit or the imposition of more onerous permitting requirements than we anticipate could materially and adversely impact our development plans for SC1.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company does not have a stock repurchase program. However, during the quarter ended March 31, 2010, some of the Company’s employees were deemed to have surrendered shares of DFT’s common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the quarter ended March 31, 2010, the Company acquired and retired 73,544 shares of common stock at an average price per share of $19.85 (based on the average of the opening and closing price of DFT’s common stock as of the dates of the determination of the withholding tax amounts, which was the date the restricted stock vested). The Company did not pay any cash consideration to acquire these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1*	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.2*	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.3	Second Amendment to $250 million term loan facility with KeyBank National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager.

10.4	Third Amendment to $250 million term loan facility with KeyBank National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.5	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager.

10.6	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.7*	Employment Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (each of these agreements was filed in preliminary form in connection with the Company’s initial public offering and is filed here in its executed form. There have not been any amendments to the terms of each such agreement since it was executed on October 18, 2007.)

10.8*	Employment Agreement, dated October 18, 2007, between the Company and Hossein Fateh (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (each of these agreements was filed in preliminary form in connection with the Company’s initial public offering and is filed here in its executed form. There have not been any amendments to the terms of each such agreement since it was executed on October 18, 2007.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: May 5, 2010	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.2*	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.3	Second Amendment to $250 million term loan facility with KeyBank National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager.

10.4	Third Amendment to $250 million term loan facility with KeyBank National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.5	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager.

10.6	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.7*	Employment Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (each of these agreements was filed in preliminary form in connection with the Company’s initial public offering and is filed here in its executed form. There have not been any amendments to the terms of each such agreement since it was executed on October 18, 2007.)

10.8*	Employment Agreement, dated October 18, 2007, between the Company and Hossein Fateh (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (each of these agreements was filed in preliminary form in connection with the Company’s initial public offering and is filed here in its executed form. There have not been any amendments to the terms of each such agreement since it was executed on October 18, 2007.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan.