Form 10-Q
period 2010-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2010-08-04
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW Washington, D.C.	20005
(Address of principal executive offices)	Zip Code

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

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☒	Smaller reporting company ☐
	(DuPont Fabros Technology, Inc. only)	(Do not check if a smaller reporting company) (DuPont Fabros Technology, LP only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	59,233,574

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$44,001
Buildings and improvements	1,439,973	1,438,598

	1,483,974	1,482,599
Less: accumulated depreciation	(142,861)	(115,225)

Net income producing property	1,341,113	1,367,374
Construction in progress and land held for development	439,617	330,170

Net real estate	1,780,730	1,697,544
Cash and cash equivalents	344,643	38,279
Marketable securities held to maturity	60,014	138,978
Restricted cash	5,854	10,222
Rents and other receivables	2,537	2,550
Deferred rent	75,206	57,364
Lease contracts above market value, net	14,917	16,349
Deferred costs, net	52,201	52,208
Prepaid expenses and other assets	13,287	9,551

Total assets	$2,349,389	$2,023,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$347,500	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	16,633	16,301
Construction costs payable	16,542	6,229
Accrued interest payable	3,182	3,510
Dividend and distribution payable	9,802	—
Lease contracts below market value, net	25,824	28,689
Prepaid rents and other liabilities	19,367	15,564

Total liabilities	988,850	968,793
Redeemable noncontrolling interests—operating partnership	551,379	448,811
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 59,233,574 shares issued and outstanding at June 30, 2010 and 42,373,340 shares issued and outstanding at December 31, 2009	59	42
Additional paid in capital	877,360	683,870
Accumulated deficit	(68,259)	(78,471)

Total stockholders’ equity	809,160	605,441

Total liabilities and stockholders’ equity	$2,349,389	$2,023,045

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Base rent	$37,922	$27,757	$72,840	$54,402
Recoveries from tenants	18,071	16,364	37,561	33,106
Other revenues	3,299	4,746	5,800	8,178

Total revenues	59,292	48,867	116,201	95,686
Expenses:
Property operating costs	15,613	14,794	32,967	29,994
Real estate taxes and insurance	1,140	1,150	2,386	2,400
Depreciation and amortization	15,091	13,653	30,187	27,311
General and administrative	4,008	3,395	7,598	6,562
Other expenses	2,511	3,733	4,352	6,627

Total expenses	38,363	36,725	77,490	72,894

Operating income	20,929	12,142	38,711	22,792
Interest income	209	126	234	284
Interest:
Expense incurred	(10,050)	(5,606)	(21,679)	(11,013)
Amortization of deferred financing costs	(893)	(1,122)	(1,840)	(3,266)

Net income	10,195	5,540	15,426	8,797
Net income attributable to redeemable noncontrolling interests – operating partnership	(3,274)	(2,245)	(5,214)	(3,616)

Net income attributable to controlling interests	$6,921	$3,295	$10,212	$5,181

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.13	$0.08	$0.22	$0.13

Weighted average common shares outstanding	51,087,845	40,035,504	46,602,821	38,576,680

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.13	$0.08	$0.22	$0.13

Weighted average common shares outstanding	52,408,654	40,617,869	47,899,114	38,867,863

Dividends declared per common share	$0.12	$—	$0.20	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
	Number	Amount
Balance at December 31, 2009	42,373,340	$42	$683,870	$(78,471)		$605,441
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				10,212	$10,212	10,212
Other comprehensive income attributable to controlling interests					—	—

Comprehensive income attributable to controlling interests					$10,212

Dividends declared			(10,642)			(10,642)
Issuance of common stock	13,800,000	14	305,193			305,207
Redemption of Operating Partnership units	2,838,681	3	61,297			61,300
Issuance of stock awards	234,603	—	269			269
Stock options exercised	61,154	—	309			309
Retirement and forfeiture of stock awards	(74,204)	—	(1,460)			(1,460)
Amortization of deferred compensation			1,766			1,766
Adjustment to redeemable noncontrolling interests – operating partnership			(163,242)			(163,242)

Balance at June 30, 2010	59,233,574	$59	$877,360	$(68,259)		$809,160

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities
Net income	$15,426	$8,797
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,187	27,311
Straight line rent	(17,842)	(7,345)
Amortization of deferred financing costs	1,840	3,266
Amortization of lease contracts above and below market value	(1,433)	(3,489)
Compensation paid with Company common shares	1,795	819
Changes in operating assets and liabilities
Restricted cash	(145)	(288)
Rents and other receivables	13	(535)
Deferred costs	(2,302)	(2,189)
Prepaid expenses and other assets	(2,371)	1,501
Accounts payable and accrued liabilities	332	3,272
Accrued interest payable	(328)	(333)
Prepaid rents and other liabilities	2,338	385

Net cash provided by operating activities	27,510	31,172

Cash flow from investing activities
Investments in real estate – development	(88,312)	(76,661)
Marketable securities held to maturity:
Purchase	(60,014)	—
Redemption	138,978	—
Interest capitalized for real estate under development	(9,845)	(3,514)
Improvements to real estate	(1,745)	(1,204)
Additions to non-real estate property	(95)	(283)

Net cash used in investing activities	(21,033)	(81,662)

Cash flow from financing activities
Issuance of common stock	304,107	—
Line of credit:
Repayments	—	(6,060)
Mortgage notes payable:
Proceeds	—	181,726
Lump sum payoffs	—	(135,121)
Repayments	(1,000)	(500)
Return (payment) of escrowed proceeds	4,513	(19,000)
Exercises of stock options	309	—
Payments of financing costs	(2,614)	(4,169)
Dividends and distributions:
Common shares	(3,534)	—
Redeemable noncontrolling interests – operating partnership	(1,894)	—

Net cash provided by financing activities	299,887	16,876

Net increase (decrease) in cash and cash equivalents	306,364	(33,614)
Cash and cash equivalents, beginning	38,279	53,512

Cash and cash equivalents, ending	$344,643	$19,898

Supplemental information:
Cash paid for interest, net of amounts capitalized	$22,006	$11,347

Deferred financing costs capitalized for real estate under development	$834	$911

Construction costs payable capitalized for real estate under development	$16,542	$24,768

Redemption of OP units for common shares	$61,300	$82,700

Adjustments to redeemable non-controlling interests	$163,242	$(3,929)

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of June 30, 2010, owned 72.5% of the economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). Through the Operating Partnership as of June 30, 2010, DFT holds a fee simple interest in the following properties:

•	seven operating data centers—referred to as ACC2, ACC3, ACC4, ACC5 Phase I, VA3, VA4 and CH1 Phase I;

•	data center projects under current development—referred to as NJ1 Phase I, ACC5 Phase II; ACC6 Phase I and SC1 Phase I

•	data center projects held for future development—referred to as CH1 Phase II, NJ1 Phase II, ACC6 Phase II and SC1 Phase II; and

•	land that may be used to develop additional data centers—referred to as ACC7 and SC2.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in DFT’s Form 10-K which also contains a complete listing of DFT’s significant accounting policies.

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

Marketable Securities Held to Maturity

Marketable securities held to maturity as of June 30, 2010 are comprised of a certificate of deposit that matures on December 13, 2010. The book value of this security approximates fair market value.

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $13.9 million and $12.5 million for the three months ended June 30, 2010 and 2009, respectively, and $27.9 million and $25.0 million for the six months ended June 30, 2010 and 2009, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended June 30, 2010 and 2009, and $2.4 million for each of the six months ended June 30, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2010 and 2009.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, the Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.9 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively and $1.8 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively. Included in amortization of financing costs for the six months ended June 30, 2009 was a $1.0 million write-off of unamortized costs due to the payoff of the CH1 construction loan. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Financing costs	$26,864	$24,250
Accumulated amortization	(5,492)	(2,827)

Financing costs, net	$21,372	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.2 million for each of the three months ended June 30, 2010 and 2009, and $2.3 million for each of the six months ended June 30, 2010 and 2009. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Leasing costs	$44,095	$41,793
Accumulated amortization	(13,266)	(11,008)

Leasing costs, net	$30,829	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2010 and December 31, 2009, the fuel inventory was $1.7 million and $1.6 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(8,183)	(6,751)

Lease contracts above market value, net	$14,917	$16,349

	June 30, 2010	December 31, 2009
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(19,876)	(17,011)

Lease contracts below market value, net	$25,824	$28,689

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

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of DFT’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 7). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the six months ended June 30, 2010 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2009	24,947,830	$448,811
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,214	$5,214
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership	—	—	—

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership			$5,214

Distributions declared	—	(4,588)
Redemption of OP units	(2,838,681)	(61,300)
LTIP conversion	341,145	—
Adjustment to redeemable noncontrolling interests – operating partnership	—	163,242

Balance at June 30, 2010	22,450,294	$551,379

The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$6,921	$3,295	$10,212	$5,181
Transfers from noncontrolling interests:
Net increase in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(39,527)	18,332	(101,942)	86,629

	$(32,606)	$21,627	$(91,730)	$91,810

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. The following is a summary of comprehensive income attributable to controlling interests for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$6,921	$3,295	$10,212	$5,181
Other comprehensive income – change in fair value of interest rate swap	—	1,514	—	1,844

Comprehensive income attributable to controlling interests	$6,921	$4,809	$10,212	$7,025

The following is a summary of comprehensive income attributable to redeemable noncontrolling interests—operating partnership for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to redeemable noncontrolling interests – operating partnership	$3,274	$2,245	$5,214	$3,616
Other comprehensive income – change in fair value of interest rate swap	—	1,079	—	1,341

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership	$3,274	$3,324	$5,214	$4,957

Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to controlling interests for the period by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at June 30, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,062	—	95,133
ACC4	Ashburn, VA	6,600	534,865	—	541,465
ACC5 Phase I	Ashburn, VA	3,223	154,011	—	157,234
VA3	Reston, VA	10,000	174,010	—	184,010
VA4	Bristow, VA	6,800	141,818	—	148,618
CH1, Phase I	Elk Grove Village, IL	13,807	182,612	—	196,419

		44,001	1,439,973	—	1,483,974

Construction in progress and land held for development	(1)	—	—	439,617	439,617

		$44,001	$1,439,973	$439,617	$1,923,591

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of June 30, 2010 and December 31, 2009

($ in thousands)

	June 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,500	38.7%	4.7%	2.7	$348,500
Unsecured	550,000	61.3%	8.5%	6.8	550,000

Total	$897,500	100.0%	7.0%	5.2	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.8	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.8	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.9	—
ACC4 Term Loan	197,500	22.0%	3.9%	1.3	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.4	150,000

Floating Rate Debt	347,500	38.7%	4.7%	2.7	348,500

Total	$897,500	100.0%	7.0%	5.2	$898,500

Note:	The Company capitalized interest of $6.3 million and $10.7 million during the three and six months ended June 30, 2010, respectively.
(1)	Rate as of June 30, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the extension option. The Company may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of June 30, 2010, the interest rate for this loan was 3.91%.

The loan is secured by the ACC4 data center and an assignment of the lease agreements between the Company and the tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million; however, if the Company exercises the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. The Company may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

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

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of June 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

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

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 development property and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The exchange offer registration statement was effective as of June 17, 2010 and the exchange of all of the notes was completed by July 22, 2010. Having completed the exchange offer the Operating Partnership will not be required to pay additional interest to the Unsecured Note holders.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The Operating Partnership may increase the amount of the facility by up to an additional $15 million at any time prior to May 6, 2011, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met (including a fee payable to the lenders to be determined at the time of the increase). The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of June 30, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8 1/2% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

The Operating Partnership may elect to have borrowings under the facility bear interest at (i) LIBOR plus 450 basis points (with LIBOR at no time being less than 1%) or (ii) a base rate plus 300 basis points. The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. The properties designated as unencumbered properties at the closing of the facility were the ACC2, ACC3, VA3, VA4 and CH1 data centers, the SC1, SC2 and ACC7 parcels of land and the NJ1 development property. Up to $25 million of borrowings under the facility may be used for letters of credit.

The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•

tangible net worth being not less than $750 million plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable.

A summary of the Company’s total debt and maturity schedule as of June 30, 2010 are as follows:

Debt Maturity as of June 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$1,000	(2)	$1,000	0.1%	3.9%
2011	—		199,100	(2)(3)	199,100	22.2%	3.9%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.3%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,500		$897,500	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.

(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.
(4)	Rate as of June 30, 2010.

5. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of a credit facility then in existence. The interest rate swap agreement was effective August 17, 2007 with a maturity date of August 7, 2011 and effectively fixed the interest rate on $200.0 million of this credit facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized. Any ineffective portion of the hedging relationship was recorded directly to earnings.

On December 16, 2009, in connection with the Company’s completion of a $550 million debt offering and repayment and termination of this credit facility, the Company paid $13.7 million to terminate the swap agreement.

The Company has no outstanding derivative instruments as of June 30, 2010.

6. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I data centers were in place as of June 30, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2010, the NJ1 control estimate was $195.0 million of which $183.2 million has been billed, the ACC5 Phase II control estimate was $109.3 million of which $88.8 million has been billed, the ACC6 Phase I control estimate was $121.4 million of which $1.0 million has been billed and the SC1 Phase I control estimate was $239.7 million of which $43.9 million has been billed. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of June 30, 2010, we had entered into commitments via our construction general contractor to purchase $135.2 million in equipment and labor for our NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480 - $500 million (unaudited). Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

7. Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. As of June 30, 2010, the owners of redeemable noncontrolling interests in the Operating Partnership owned 22,450,294 OP units or 27.5% of the Operating Partnership, and DFT held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2010, 2,838,681 OP units were redeemed and DFT elected to issue 2,838,681 shares of its common stock in exchange for the tendered OP units representing approximately 11% of the 24,947,830 OP units held by redeemable noncontrolling interests at December 31, 2009.

The Company had 341,145 fully vested LTIP units outstanding as of December 31, 2009, which are a special class of partnership interests in the Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit distributions as OP units. Initially, from the IPO to February 25, 2010, LTIP units did not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time by the holder or the Company, and thereafter receive all the rights of OP units. In the first quarter of 2010, parity with the OP units had been achieved and all of the LTIP units could be converted into OP units. Conversion of all LTIP units into OP units occurred on June 2, 2010.

Following the redemptions and LTIP conversions, the redemption value of the redeemable noncontrolling interests at June 30, 2010 and December 31, 2009 was $551.4 million and $448.8 million based on the closing share price of the DFT’s common stock of $24.56 and $17.99, respectively, on those dates.

8. Stockholders’ Equity

On May 19, 2010, DFT issued 11,484 fully vested shares to independent members of its’ Board of Directors and issued 2,778 shares of restricted stock to certain employees, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

On May 18, 2010, DFT issued 13,800,000 shares of common stock in an underwritten public offering that resulted in proceeds to our Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million.

On February 25, 2010, DFT issued 220,341 shares of restricted stock to employees, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

During the six months ended June 30, 2010, OP unitholders redeemed 2,838,681 OP units in exchange for 2,838,681 shares of common stock.

DFT declared and paid the following cash dividends:

•	$0.12 per share payable to shareholders of record as of June 29, 2010. This dividend was paid on July 9, 2010.

•	$0.08 per share payable to shareholders of record as of March 31, 2010. This dividend was paid on April 9, 2010.

9. Equity Compensation Plan

Concurrent with the IPO, DFT’s Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7 1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares. As of June 30, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,306,603 share equivalents had been issued as of such date leaving 1,661,192 shares available for future issuance. These amounts do not include the 1,035,000 shares of common stock that the Company will be authorized to issue under the Plan as of January 1, 2011 as a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering.

If any award or grant under the Plan expires, is forfeited or is terminated without having been exercised or paid, then any shares of common stock covered by such lapsed, cancelled, expired or unexercised portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP units shall be available for the grant of other options, SARs, stock awards, other equity-based awards and settlement of performance units under this Plan.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	223,119	19.69
Vested	(207,977)	5.51
Forfeited	(650)	5.13

Unvested balance at June 30, 2010	654,869	$10.64

During the six months ended June 30, 2010, the Company issued 223,119 shares of restricted stock which had a value of $4.4 million on the grant date. This amount will be amortized to expense over its approximate three year vesting period. Also during the six months ended June 30, 2010, 207,977 shares of restricted stock vested at a value of $4.1 million on the vesting dates. Of these vested shares, 73,554 shares were surrendered by the Company’s employees to satisfy withholding tax obligations associated with the vesting of shares of restricted stock.

As of June 30, 2010, total unearned compensation on restricted stock was $5.9 million, and the weighted average vesting period was 1.3 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant. During the six months ended June 30, 2010, the Company issued 290,560 stock options which had a value of $2.6 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the six months ended June 30, 2010, 424,903 stock options vested at a value of $6.3 million on the vesting date.

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2010 is presented in the table below.

	Number of Shares Subject to Option	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	19.89
Forfeited	—	N/A
Exercised	(61,154)	5.06

Under option, June 30, 2010	1,504,102	$7.92

The following table sets forth the number of shares subject to option that are unvested as of June 30, 2010 and December 31, 2009 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	9.00
Forfeited	—	N/A
Vested	(424,903)	1.48

Unvested balance at June 30, 2010	1,140,353	$3.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the six months ended June 30, 2010.

Assumption
Number of options granted	290,560
Exercise price	$19.89
Expected term (in years)	6
Expected volatility	54%
Expected annual dividend	1.88%
Risk-free rate	2.86%

As of June 30, 2010, total unearned compensation on options was $3.4 million, and the weighted average vesting period was 1.3 years.

10. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic and Diluted Shares Outstanding
Weighted average common shares - basic	51,087,845	40,035,504	46,602,821	38,576,680
Effect of dilutive securities	1,320,809	582,365	1,296,293	291,183

Weighted average common shares - diluted	52,408,654	40,617,869	47,899,114	38,867,863

Calculation of Earnings per Share - Basic
Net income attributable to controlling interests	$6,921	$3,295	$10,212	$5,181
Net income allocated to unvested restricted shares	(77)	(53)	(125)	(62)

Net income attributable to controlling interests, adjusted	6,844	3,242	10,087	5,119
Weighted average common shares - basic	51,087,845	40,035,504	46,602,821	38,576,680

Earnings per common share - basic	$0.13	$0.08	$0.22	$0.13

Calculation of Earnings per Share - Diluted
Net income attributable to controlling interests	$6,921	$3,295	$10,212	$5,181
Adjustments to redeemable noncontrolling interests	58	16	94	16

Adjusted net income available to controlling interests	6,979	3,311	10,306	5,197
Weighted average common shares - diluted	52,408,654	40,617,869	47,899,114	38,867,863

Earnings per common share - diluted	$0.13	$0.08	$0.22	$0.13

For the three and six months ended June 30, 2010, approximately 0.3 million stock options have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2010:

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

•

Debt: As of June 30, 2010, the combined balance of the Unsecured Notes and mortgage notes payable was $897.5 million with a fair value of $906.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that the Company obtained in December 2009.

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$44,001
Buildings and improvements	1,439,973	1,438,598

	1,483,974	1,482,599
Less: accumulated depreciation	(142,861)	(115,225)

Net income producing property	1,341,113	1,367,374
Construction in progress and land held for development	439,617	330,170

Net real estate	1,780,730	1,697,544
Cash and cash equivalents	339,994	33,588
Marketable securities held to maturity	60,014	138,978
Restricted cash	5,854	10,222
Rents and other receivables	2,537	2,550
Deferred rent	75,206	57,364
Lease contracts above market value, net	14,917	16,349
Deferred costs, net	52,201	52,208
Prepaid expenses and other assets	13,287	9,551

Total assets	$2,344,740	$2,018,354

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$347,500	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	16,633	16,301
Construction costs payable	16,542	6,229
Accrued interest payable	3,182	3,510
Distribution payable	9,802	—
Lease contracts below market value, net	25,824	28,689
Prepaid rents and other liabilities	19,367	15,564

Total liabilities	988,850	968,793
Redeemable partnership units	551,379	448,811
Commitments and contingencies	—	—
Partners’ capital:
General partner’s capital	8,996	9,391
Limited partners’ capital	795,515	591,359

Total partners’ capital	804,511	600,750

Total liabilities & partners’ capital	$2,344,740	$2,018,354

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Base rent	$37,922	$27,757	$72,840	$54,402
Recoveries from tenants	18,071	16,364	37,561	33,106
Other revenues	3,299	4,746	5,800	8,178

Total revenues	59,292	48,867	116,201	95,686
Expenses:
Property operating costs	15,613	14,794	32,967	29,994
Real estate taxes and insurance	1,140	1,150	2,386	2,400
Depreciation and amortization	15,091	13,653	30,187	27,311
General and administrative	4,008	3,395	7,598	6,562
Other expenses	2,511	3,733	4,352	6,627

Total expenses	38,363	36,725	77,490	72,894

Operating income	20,929	12,142	38,711	22,792
Interest income	209	126	234	284
Interest:
Expense incurred	(10,050)	(5,606)	(21,679)	(11,013)
Amortization of deferred financing costs	(893)	(1,122)	(1,840)	(3,266)

Net income	10,195	5,540	15,426	8,797
Net income attributable to noncontrolling interests	—	(38)	—	(56)

Net income attributable to controlling interests	$10,195	$5,502	$15,426	$8,741

Earnings per unit – basic:
Net income per unit	$0.13	$0.08	$0.22	$0.13

Weighted average units outstanding	73,879,205	66,639,051	70,394,769	66,625,075

Earnings per unit – diluted:
Net income per unit	$0.13	$0.08	$0.22	$0.13

Weighted average units outstanding	75,200,014	67,221,416	71,691,062	66,916,258

Distributions per unit	$0.12	$—	$0.20	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Total Units	General Partner’s Capital	Limited Partners’ Capital	Comprehensive Income	Total
Balance at December 31, 2009	42,373,340	$9,391	$591,359		$600,750
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests		172	15,254	$15,426	15,426
Other comprehensive income attributable to controlling interests				—	—

Comprehensive income attributable to controlling interests				$15,426

Distributions		(170)	(15,060)		(15,230)
Issuance of OP units to REIT upon issuance of shares of common stock	13,800,000	—	305,207		305,207
Issuance of OP units to REIT upon redemption of redeemable partnership units	2,838,681	—	61,300		61,300
Issuance of OP units for common stock awards	234,603	—	269		269
Issuance of OP units for stock option exercises	61,154	—	309		309
Retirement and forfeiture of OP units	(74,204)	—	(1,460)		(1,460)
Amortization of deferred compensation costs		—	1,766		1,766
Adjustment to redeemable partnership units		(397)	(163,429)		(163,826)

Balance at June 30, 2010	59,233,574	$8,996	$795,515		$804,511

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities
Net income	$15,426	$8,797
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,187	27,311
Straight line rent	(17,842)	(7,345)
Amortization of deferred financing costs	1,840	3,266
Amortization of lease contracts above and below market value	(1,433)	(3,489)
Compensation paid with Company common shares	1,795	819
Changes in operating assets and liabilities
Restricted cash	(145)	(288)
Rents and other receivables	13	(535)
Deferred costs	(2,302)	(2,189)
Prepaid expenses and other assets	(2,371)	1,501
Accounts payable and accrued liabilities	374	3,272
Accrued interest payable	(328)	(333)
Prepaid rents and other liabilities	2,338	385

Net cash provided by operating activities	27,552	31,172

Cash flow from investing activities
Investments in real estate – development	(88,312)	(76,661)
Marketable securities held to maturity:
Purchase	(60,014)	—
Redemption	138,978	—
Interest capitalized for real estate under development	(9,845)	(3,514)
Improvements to real estate	(1,745)	(1,204)
Additions to non-real estate property	(95)	(283)

Net cash used in investing activities	(21,033)	(81,662)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	304,107	—
Line of credit:
Repayments	—	(6,060)
Mortgage notes payable:
Proceeds	—	181,726
Lump sum payoffs	—	(135,121)
Repayments	(1,000)	(500)
Return (payment) of escrowed proceeds	4,513	(19,000)
Issuance of OP units for stock option exercises	309	—
Payments of financing costs	(2,614)	(4,169)
Distributions	(5,428)	—

Net cash provided by financing activities	299,887	16,876

Net increase (decrease) in cash and cash equivalents	306,406	(33,614)
Cash and cash equivalents, beginning	33,588	53,512

Cash and cash equivalents, ending	$339,994	$19,898

Supplemental information:
Cash paid for interest, net of amounts capitalized	$22,006	$11,347

Deferred financing costs capitalized for real estate under development	$834	$911

Construction costs payable capitalized for real estate under development	$16,542	$24,768

Redemption of OP units for common shares	$61,300	$82,700

Adjustments to redeemable partnership units	$163,826	$(3,929)

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

1. Description of Business

DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DuPont Fabros Technology, Inc. (“DFT”) and their operating subsidiaries, the “Company”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The OP is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the OP’s parent company and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of June 30, 2010, owned 72.5% of the economic interest in the OP of which 1.1% is held as general partnership units. The Operating Partnership as of June 30, 2010 holds a fee simple interest in the following properties:

•	seven operating data centers—referred to as ACC2, ACC3, ACC4, ACC5 Phase I, VA3, VA4 and CH1 Phase I;

•	data center projects under current development—referred to as NJ1 Phase I, ACC5 Phase II; ACC6 Phase I and SC1 Phase I

•	data center projects held for future development—referred to as CH1 Phase II, NJ1 Phase II, ACC6 Phase II and SC1 Phase II; and

•	land that may be used to develop additional data centers—referred to as ACC7 and SC2.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the OP’s Amendment No. 2 to Form S-4 filed on May 27, 2010 which also contains a complete listing of the OP’s significant accounting policies.

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

Marketable Securities Held to Maturity

Marketable securities held to maturity as of June 30, 2010 are comprised of a certificate of deposit that matures on December 13, 2010. The book value of this security approximates fair market value.

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $13.9 million and $12.5 million for the three months ended June 30, 2010 and 2009, respectively, and $27.9 million and $25.0 million for the six months ended June 30, 2010 and 2009, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended June 30, 2010 and 2009, and $2.4 million for each of the six months ended June 30, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2010 and 2009.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, the Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $0.9 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively and $1.8 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively. Included in amortization of financing costs for the six months ended June 30, 2009 was a $1.0 million write-off of unamortized costs due to the payoff of the CH1 construction loan. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Financing costs	$26,864	$24,250
Accumulated amortization	(5,492)	(2,827)

Financing costs, net	$21,372	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.2 million for each of the three months ended June 30, 2010 and 2009, and $2.3 million for each of the six months ended June 30, 2010 and 2009. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Leasing costs	$44,095	$41,793
Accumulated amortization	(13,266)	(11,008)

Leasing costs, net	$30,829	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2010 and December 31, 2009, the fuel inventory was $1.7 million and $1.6 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If an applicable lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(8,183)	(6,751)

Lease contracts above market value, net	$14,917	$16,349

	June 30, 2010	December 31, 2009
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(19,876)	(17,011)

Lease contracts below market value, net	$25,824	$28,689

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

Redeemable Partnership Units

Redeemable partnership units, which require cash payment, or allow settlement in DFT’s common shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable partnership units are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable partnership units are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable partnership units being recorded at less than the redemption value, redeemable partnership units are further adjusted to their redemption value (see Note 7). Redeemable partnership units are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2010 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2009	24,947,830	$448,811
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	5,214	$5,214
Other comprehensive income attributable to redeemable partnership units	—	—	—

Comprehensive income attributable to redeemable partnership units			$5,214

Distributions declared	—	(4,588)
Redemption of OP units	(2,838,681)	(61,300)
LTIP conversion	341,145	—
Adjustment to redeemable partnership units	—	163,242

Balance at June 30, 2010	22,450,294	$551,379

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of partners’ capital, is defined as all changes in equity during each period except those resulting from investments by or distributions to partners or members. The following is a summary of comprehensive income attributable to controlling interests for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$10,195	$5,502	$15,426	$8,741
Other comprehensive income – change in fair value of interest rate swap	—	1,514	—	1,844

Comprehensive income attributable to controlling interests	$10,195	$7,016	$15,426	$10,585

Earnings Per Unit

Basic earnings per unit is calculated by dividing the net income attributable to controlling interests for the period by the weighted average number of common units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per unit. Both the unvested restricted units and other potentially dilutive common units, and the related impact to earnings, are considered when calculating earnings per unit on a diluted basis.

Stock-based Compensation

DFT has awarded stock-based compensation to employees, selected contractors and members of its Board of Directors in the form of common units and LTIP units. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of LTIP units is based on the market value of DFT’s common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at June 30, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,062	—	95,133
ACC4	Ashburn, VA	6,600	534,865	—	541,465
ACC5 Phase I	Ashburn, VA	3,223	154,011	—	157,234
VA3	Reston, VA	10,000	174,010	—	184,010
VA4	Bristow, VA	6,800	141,818	—	148,618

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
CH1, Phase I	Elk Grove Village, IL	13,807	182,612	—	196,419

		44,001	1,439,973	—	1,483,974
Construction in progress and land held for development	(1)	—	—	439,617	439,617

		$44,001	$1,439,973	$439,617	$1,923,591

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of June 30, 2010 and December 31, 2009

($ in thousands)

	June 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,500	38.7%	4.7%	2.7	$348,500
Unsecured	550,000	61.3%	8.5%	6.8	550,000

Total	$897,500	100.0%	7.0%	5.2	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.8	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.8	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.9	—
ACC4 Term Loan	197,500	22.0%	3.9%	1.3	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.4	150,000

Floating Rate Debt	347,500	38.7%	4.7%	2.7	348,500

Total	$897,500	100.0%	7.0%	5.2	$898,500

Note:	The Company capitalized interest of $6.3 million and $10.7 million during the three and six months ended June 30, 2010, respectively.
(1)	Rate as of June 30, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the extension option. The Company may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of June 30, 2010, the interest rate for this loan was 3.91%.

The loan is secured by the ACC4 data center and an assignment of the lease agreements between the Company and the tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million; however, if the Company exercises the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. The Company may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

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

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of June 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

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

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 development property and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The exchange offer registration statement was effective as of June 17, 2010 and the exchange of all of the notes was completed by July 22, 2010. Having completed the exchange offer the Operating Partnership will not be required to pay additional interest to the Unsecured Note holders.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The Operating Partnership may increase the amount of the facility by up to an additional $15 million at any time prior to May 6, 2011, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met (including a fee payable to the lenders to be determined at the time of the increase). The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of June 30, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8 1 /2% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

The Operating Partnership may elect to have borrowings under the facility bear interest at (i) LIBOR plus 450 basis points (with LIBOR at no time being less than 1%) or (ii) a base rate plus 300 basis points. The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. The properties designated as unencumbered properties at the closing of the facility were the ACC2, ACC3, VA3, VA4 and CH1 data centers, the SC1, SC2 and ACC7 parcels of land and the NJ1 development property. Up to $25 million of borrowings under the facility may be used for letters of credit.

The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•

tangible net worth being not less than $750 million plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable.

A summary of the Company’s total debt and maturity schedule as of June 30, 2010 are as follows:

Debt Maturity as of June 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$1,000	(2)	$1,000	0.1%	3.9%
2011	—		199,100	(2)(3)	199,100	22.2%	3.9%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.3%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,500		$897,500	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.
(4)	Rate as of June 30, 2010.

5. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of a credit facility then in existence. The interest rate swap agreement was effective August 17, 2007 with a maturity date of August 7, 2011 and effectively fixed the interest rate on $200.0 million of this credit facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized. Any ineffective portion of the hedging relationship was recorded directly to earnings.

On December 16, 2009, in connection with the Company’s completion of a $550 million debt offering and repayment and termination of this credit facility, the Company paid $13.7 million to terminate the swap agreement.

The Company has no outstanding derivative instruments as of June 30, 2010.

6. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I data centers were in place as of June 30, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2010, the NJ1 control estimate was $195.0 million of which $183.2 million has been billed, the ACC5 Phase II control estimate was $109.3 million of which $88.8 million has been billed, the ACC6 Phase I control estimate was $121.4 million of which $1.0 million has been billed and the SC1 Phase I control estimate was $239.7 million of which $43.9 million has been billed. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of June 30, 2010, we had entered into commitments via our construction general contractor to purchase $135.2 million in equipment and labor for our NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480 - $500 million (unaudited). Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

7. Redeemable Partnership Units

Redeemable partnership units represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. As of June 30, 2010, the owners of redeemable partnership units in the Operating Partnership owned 22,450,294 OP units or 27.5% of the Operating Partnership, and DFT held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2010, 2,838,681 OP units were redeemed and DFT elected to issue 2,838,681 shares of its common stock in exchange for the tendered OP units, representing approximately 11% of the 24,947,830 OP units held by redeemable noncontrolling interests at December 31, 2009.

The Company had 341,145 fully vested LTIP units outstanding as of December 31, 2009, which are a special class of partnership interests in the Operating Partnership. LTIP units, whether vested or not, receive the same quarterly per unit distributions as OP units. Initially, from the IPO to February 25, 2010, LTIP units did not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Upon equalization of the capital accounts of the holders of LTIP units with the holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of OP units at any time by the holder or the Company, and thereafter receive all the rights of OP units. In the first quarter of 2010, parity with the OP units had been achieved and all of the LTIP units could be converted into OP units. Conversion of all LTIP units into OP units occurred on June 2, 2010.

Following the redemptions and LTIP conversions, the redemption value of the redeemable partnership units at June 30, 2010 and December 31, 2009 was $551.4 million and $448.8 million based on the closing share price of the DFT’s common stock of $24.56 and $17.99, respectively, on those dates.

8. Partners’ Capital

On May 19, 2010, the OP issued 14,262 OP units to DFT, to issue 11,484 fully vested common shares to independent members of its’ Board of Directors and 2,778 shares of restricted stock to certain employees, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

On May 18, 2010, the OP issued 13,800,000 OP units to DFT, the same number of shares of common stock issued by DFT in an underwritten public offering that resulted in proceeds to our Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million.

On February 25, 2010, the OP issued 220,341 OP units to DFT to issue 220,341 shares of restricted stock to employees, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

During the six months ended June 30, 2010, OP unitholders redeemed 2,838,681 OP units in exchange for 2,838,681 shares of DFT’s common stock.

9. Equity Compensation Plan

Concurrent with the IPO, DFT’s Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7 1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares. As of June 30, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,306,603 share equivalents had been issued as of such date leaving 1,661,192 shares available for future issuance. These amounts do not include the 1,035,000 shares of common stock that the Company will be authorized to issue under the Plan as of January 1, 2011 as a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering.

If any award or grant under the Plan expires, is forfeited or is terminated without having been exercised or paid, then any shares of common stock covered by such lapsed, cancelled, expired or unexercised portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP units shall be available for the grant of other options, SARs, stock awards, other equity-based awards and settlement of performance units under this Plan.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	223,119	19.69
Vested	(207,977)	5.51
Forfeited	(650)	5.13

Unvested balance at June 30, 2010	654,869	$10.64

During the six months ended June 30, 2010, the Company issued 223,119 shares of restricted stock which had a value of $4.4 million on the grant date. This amount will be amortized to expense over its approximate three year vesting period. Also during the six months ended June 30, 2010, 207,977 shares of restricted stock vested at a value of $4.1 million on the vesting dates. Of these vested shares, 73,554 shares were surrendered by the Company’s employees to satisfy withholding tax obligations associated with the vesting of shares of restricted stock.

As of June 30, 2010, total unearned compensation on restricted stock was $5.9 million, and the weighted average vesting period was 1.3 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant. During the six months ended June 30, 2010, the Company issued 290,560 stock options which had a value of $2.6 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the six months ended June 30, 2010, 424,903 stock options vested at a value of $6.3 million on the vesting date.

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2010 is presented in the table below.

	Number of Shares Subject to Option	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	19.89
Forfeited	—	N/A
Exercised	(61,154)	5.06

Under option, June 30, 2010	1,504,102	$7.92

The following table sets forth the number of shares subject to option that are unvested as of June 30, 2010 and December 31, 2009 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	9.00
Forfeited	—	N/A
Vested	(424,903)	1.48

Unvested balance at June 30, 2010	1,140,353	$3.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the six months ended June 30, 2010.

Assumption
Number of options granted	290,560
Exercise price	$19.89
Expected term (in years)	6
Expected volatility	54%
Expected annual dividend	1.88%
Risk-free rate	2.86%

As of June 30, 2010, total unearned compensation on options was $3.4 million, and the weighted average vesting period was 1.3 years.

10. Earnings Per Unit

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic and Diluted Units Outstanding
Weighted average common units - basic (includes redeemable partnership units and units of general and limited partners)	73,879,205	66,639,051	70,394,769	66,625,075
Effect of dilutive securities	1,320,809	582,365	1,296,293	291,183

Weighted average common units - diluted	75,200,014	67,221,416	71,691,062	66,916,258

For the three and six months ended June 30, 2010, approximately 0.3 million stock options have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2010:

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

•

Debt: As of June 30, 2010, the combined balance of the Unsecured Notes and mortgage notes payable was $897.5 million with a fair value of $906.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that the Company obtained in December 2009.

12. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 development property and the NJ1 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS. The following consolidating financial information sets forth the financial position as of June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$44,001	$—	$—	$44,001
Buildings and improvements	—	1,439,973			1,439,973

	—	1,483,974	—	—	1,483,974
Less: accumulated depreciation	—	(142,861)	—	—	(142,861)

Net income producing property	—	1,341,113	—	—	1,341,113
Construction in progress and land held for development	59	361,496	78,062	—	439,617

Net real estate	59	1,702,609	78,062	—	1,780,730
Cash and cash equivalents	338,418	642	934	—	339,994
Marketable securities held to maturity	60,014	—	—	—	60,014
Restricted cash	—	5,854	—	—	5,854
Rents and other receivables	5	79	2,453	—	2,537
Deferred rent	—	75,206	—	—	75,206
Lease contracts above market value, net	—	14,917	—	—	14,917
Deferred costs, net	15,029	37,172	—	—	52,201
Investment in affiliates	1,505,534	—	—	(1,505,534)	—
Prepaid expenses and other assets	2,393	9,681	1,213	—	13,287

Total assets	$1,921,452	$1,846,160	$82,662	$(1,505,534)	$2,344,740

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$347,500	$—	$—	$347,500
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,607	10,932	2,094	—	16,633
Construction costs payable	—	12,391	4,151	—	16,542
Accrued interest payable	2,124	1,058	—	—	3,182
Distribution payable	9,802	—	—	—	9,802
Lease contracts below market value, net	—	25,824	—	—	25,824
Prepaid rents and other liabilities	29	18,245	1,093	—	19,367

Total liabilities	565,562	415,950	7,338	—	988,850
Redeemable partnership units	551,379	—	—	—	551,379
Commitments and contingencies	—	—	—	—
Partners’ capital:
General partner’s capital	8,996	—	—	—	8,996
Limited partners’ capital	795,515	1,430,210	75,324	(1,505,534)	795,515

Total partners’ capital	804,511	1,430,210	75,324	(1,505,534)	804,511

Total liabilities & partners’ capital	$1,921,452	$1,846,160	$82,662	$(1,505,534)	$2,344,740

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$44,001	$—	$—	$44,001
Buildings and improvements	—	1,438,598			1,438,598

	—	1,482,599	—	—	1,482,599
Less: accumulated depreciation	—	(115,225)	—	—	(115,225)

Net income producing property	—	1,367,374	—	—	1,367,374
Construction in progress and land held for development	—	250,634	79,536	—	330,170

Net real estate	—	1,618,008	79,536	—	1,697,544
Cash and cash equivalents	15,119	17,787	682	—	33,588
Marketable securities held to maturity	138,978	—	—	—	138,978
Restricted cash	—	10,222	—	—	10,222
Rents and other receivables	13	381	2,156	—	2,550
Deferred rent	—	57,364	—	—	57,364
Lease contracts above market value, net	—	16,349	—	—	16,349
Deferred costs, net	13,425	38,783	—	—	52,208
Investment in affiliates	1,437,687	—	—	(1,437,687)	—
Prepaid expenses and other assets	1,306	6,484	1,761	—	9,551

Total assets	$1,606,528	$1,765,378	$84,135	$(1,437,687)	$2,018,354

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$348,500	$—	$—	$348,500
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	5,000	8,939	2,362	—	16,301
Construction costs payable	—	5,586	643	—	6,229
Accrued interest payable	1,948	1,562	—	—	3,510
Lease contracts below market value, net	—	28,689	—	—	28,689
Prepaid rents and other liabilities	19	13,705	1,840	—	15,564

Total liabilities	556,967	406,981	4,845	—	968,793
Redeemable partnership units	448,811	—	—	—	448,811
Commitments and contingencies	—	—	—	—
Partners’ capital:
General partner’s capital	9,391	—	—	—	9,391
Limited partners’ capital	591,359	1,358,397	79,290	(1,437,687)	591,359

Total partners’ capital	600,750	1,358,397	79,290	(1,437,687)	600,750

Total liabilities & partners’ capital	$1,606,528	$1,765,378	$84,135	$(1,437,687)	$2,018,354

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$37,922	$—	$—	$37,922
Recoveries from tenants	—	18,071	—	—	18,071
Other revenues	—	322	2,977	—	3,299

Total revenues	—	56,315	2,977	—	59,292
Expenses:
Property operating costs	—	15,570	43	—	15,613
Real estate taxes and insurance	—	1,086	54		1,140
Depreciation and amortization	26	15,063	2	—	15,091
General and administrative	3,481	73	454	—	4,008
Other expenses	(3)	78	2,436		2,511

Total expenses	3,504	31,870	2,989	—	38,363

Operating income	(3,504)	24,445	(12)	—	20,929
Interest income	208	1	—		209
Interest:
Expense incurred	(11,734)	1,024	660		(10,050)
Amortization of deferred financing costs	(562)	(393)	62		(893)
Equity in earnings	25,787	—	—	(25,787)	—

Net income	10,195	25,077	710	(25,787)	10,195
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to controlling interests	$10,195	$25,077	$710	$(25,787)	$10,195

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$27,757	$—	$—	$27,757
Recoveries from tenants	—	16,364	—	—	16,364
Other revenues	—	231	4,515	—	4,746

Total revenues	—	44,352	4,515	—	48,867
Expenses:
Property operating costs	—	14,650	144	—	14,794
Real estate taxes and insurance	—	1,054	96		1,150
Depreciation and amortization	(38)	13,690	1	—	13,653
General and administrative	2,796	63	536	—	3,395
Other expenses	—	—	3,733		3,733

Total expenses	2,758	29,457	4,510	—	36,725

Operating income	(2,758)	14,895	5	—	12,142
Interest income	23	103	—	—	126
Interest:
Expense incurred	—	(5,454)	(152)	—	(5,606)
Amortization of deferred financing costs	—	(1,063)	(59)	—	(1,122)
Equity in earnings	8,275	—	—	(8,275)	—

Net income	5,540	8,481	(206)	(8,275)	5,540
Net income attributable to noncontrolling interests	(38)	—	—	—	(38)

Net income attributable to controlling interests	$5,502	$8,481	$(206)	$(8,275)	$5,502

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$72,840	$—	$—	$72,840
Recoveries from tenants	—	37,561	—	—	37,561
Other revenues	—	621	5,179	—	5,800

Total revenues	—	111,022	5,179	—	116,201
Expenses:
Property operating costs	—	32,830	137	—	32,967
Real estate taxes and insurance	—	2,244	142		2,386
Depreciation and amortization	50	30,135	2	—	30,187
General and administrative	6,508	152	938	—	7,598
Other expenses	5	81	4,266		4,352

Total expenses	6,563	65,442	5,485	—	77,490

Operating income	(6,563)	45,580	(306)	—	38,711
Interest income	227	7	—		234
Interest:
Expense incurred	(23,421)	1,082	660		(21,679)
Amortization of deferred financing costs	(1,000)	(902)	62		(1,840)
Equity in earnings	46,183	—	—	(46,183)	—

Net income	15,426	45,767	(416)	(46,183)	15,426
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to controlling interests	$15,426	$45,767	$(416)	$(46,183)	$15,426

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six months ended June 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$54,402	$—	$—	$54,402
Recoveries from tenants	—	33,106	—	—	33,106
Other revenues	—	423	7,755	—	8,178

Total revenues	—	87,931	7,755	—	95,686
Expenses:
Property operating costs	—	29,773	221	—	29,994
Real estate taxes and insurance	—	2,158	242		2,400
Depreciation and amortization	(16)	27,325	2	—	27,311
General and administrative	5,624	125	813	—	6,562
Other expenses	—	31	6,596		6,627

Total expenses	5,608	59,412	7,874	—	72,894

Operating income	(5,608)	28,519	(119)	—	22,792
Interest income	46	235	3	—	284
Interest:
Expense incurred	(2)	(10,769)	(242)	—	(11,013)
Amortization of deferred financing costs	—	(3,171)	(95)	—	(3,266)
Equity in earnings	14,361	—	—	(14,361)	—

Net income	8,797	14,814	(453)	(14,361)	8,797
Net income attributable to noncontrolling interests	(56)	—	—	—	(56)

Net income attributable to controlling interests	$8,741	$14,814	$(453)	$(14,361)	$8,741

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by operating activities	$(31,767)	$59,293	$26	$—	$27,552

Cash flow from investing activities
Investments in real estate—development	—	(86,914)	(1,398)	—	(88,312)
Marketable securities held to maturity:
Purchase	(60,014)	—			(60,014)
Redemption	138,978	—	—	—	138,978
Investments in affiliates	(20,241)	17,957	2,284	—	—
Interest capitalized for real estate under development	—	(9,185)	(660)	—	(9,845)
Improvements to real estate	—	(1,745)	—	—	(1,745)
Additions to non-real estate property	(50)	(45)			(95)

Net cash used in investing activities	58,673	(79,932)	226	—	(21,033)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	304,107	—	—	—	304,107
Mortgage notes payable:
Repayments	—	(1,000)	—	—	(1,000)
Return of escrowed proceeds	—	4,513	—	—	4,513
Issuance of OP units for stock option exercises	309	—	—	—	309
Payments of financing costs	(2,595)	(19)	—	—	(2,614)
Distributions	(5,428)	—	—	—	(5,428)

Net cash provided by financing activities	296,393	3,494	—	—	299,887

Net increase (decrease) in cash and cash equivalents	323,299	(17,145)	252	—	306,406
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$338,418	$642	$934	$—	$339,994

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by operating activities	$(5,544)	$35,791	$925	$—	$31,172

Cash flow from investing activities
Investments in real estate—development	—	(76,661)	—	—	(76,661)
Investments in affiliates	(13,601)	13,656	(55)	—	—
Interest capitalized for real estate under development	—	(3,514)	—	—	(3,514)
Improvements to real estate	—	(1,204)	—	—	(1,204)
Additions to non-real estate property	(2)	(281)			(283)

Net cash used in investing activities	(13,603)	(68,004)	(55)	—	(81,662)

Cash flow from financing activities
Line of credit:
Repayments	—	(6,060)	—	—	(6,060)
Mortgage notes payable:
Proceeds	—	176,726	5,000	—	181,726
Lump sum payoffs	—	(135,121)	—	—	(135,121)
Repayments	—	(500)	—	—	(500)
Payment of escrowed proceeds	—	(15,000)	(4,000)	—	(19,000)
Payments of financing costs	—	(3,984)	(185)	—	(4,169)

Net cash provided by financing activities	—	16,061	815	—	16,876

Net increase (decrease) in cash and cash equivalents	(19,147)	(16,152)	1,685	—	(33,614)
Cash and cash equivalents, beginning	22,094	29,859	1,559	—	53,512

Cash and cash equivalents, ending	$2,947	$13,707	$3,244	$—	$19,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a detailed discussion of certain of the risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in DFT’s Annual Report on Form 10-K, the OP’s Amendment No. 2 to Form S-4 filed on May 27, 2010, and risks and other factors discussed in this Quarterly Report on Form 10-Q and the various other factors identified in other documents filed by the Company with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2010, owned 72.5% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.

The Company currently owns and operates seven data centers, six of which are located in Northern Virginia and one of which is located in suburban Chicago, Illinois. During the second quarter of 2010, the Company signed agreements to lease all of the remaining available space at its ACC5 Phase I and CH1 Phase 1 data centers and thus, as of June 30, 2010, all of the Company’s operating properties are 100% leased. As discussed below, the Company also owns certain development properties and parcels of land that it is currently developing, or intends to develop in the future, into wholesale data centers. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company has four data centers currently under development: ACC5 Phase II, located in Northern Virginia; NJ1 Phase I, located in Piscataway, New Jersey; ACC6 Phase I, located in Northern Virginia; and SC1 Phase I, located in Santa Clara, California. The Company currently expects that ACC5 Phase II and NJ1 Phase I will be completed in the fourth quarter of 2010, and that ACC6 Phase I and SC1 Phase I will be completed in the third quarter of 2011. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects.

In May 2010, the Company sold 13.8 million shares of its common stock in an underwritten public offering, raising approximately $305 million. Also in May 2010, the Company entered into an $85 million unsecured revolving three-year credit facility. The Company intends to use all of the net proceeds from its common stock offering, together with borrowings under its new revolving credit facility and a portion of its cash and cash equivalents, to complete development of SC1 Phase I and ACC6 Phase I.

The following tables present certain data of the operating properties and development projects as of June 30, 2010:

Operating Properties

As of June 30, 2010

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.0	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%
ACC5 Phase I	Ashburn, VA	2009	180,000	88,000	18.2	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%

Total Operating Properties			1,532,000	752,000	118.8

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Represents $157 million of base rent for the next twelve months on a straight-line basis for leases executed and/or amended as of June 30, 2010 over the non-cancellable terms of the respective leases and excludes approximately $2 million net amortization increase in revenue of above and below market leases. Base rent for the next twelve months on a cash basis as of June 30, 2010 is $132 million based on existing executed leases, assuming no additional leasing or changes to existing leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2010. The information set forth in the table assumes that tenants exercise no renewal options and considers early tenant termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent

2010	—	—	—	—	—	—
2011	1	5	0.7%	1,138	1.0%	1.0%
2012	2	82	10.9%	7,340	6.2%	5.6%
2013	3	45	6.0%	4,630	3.9%	2.8%
2014 (4)	8	59	7.8%	8,700	7.3%	7.5%
2015	5	88	11.7%	15,575	13.1%	11.9%
2016	4	72	9.6%	9,969	8.4%	8.9%
2017	5	71	9.4%	12,325	10.4%	11.1%
2018	4	75	10.0%	15,113	12.7%	13.4%
2019	9	119	15.9%	21,500	18.1%	16.9%
After 2019	9	136	18.0%	22,510	18.9%	20.9%

Total	50	752	100%	118,800	100%	100%

(1)	The operating properties have a total of 26 tenants with 50 different lease expiration dates. The top three tenants represented 59% of annualized base rent as of June 30, 2010.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One megawatt is equal to 1,000 kW.
(4)	As of August 3, 2010, one of these leases totaling 813 kW and 9,700 raised square feet was renewed and now expires in 2017.

Development Projects

As of June 30, 2010

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased

Current Development Projects
ACC5 Phase II	Ashburn, VA (6)	180,000	88,000	18.2	$140,000 - $150,000	$124,968	88%
NJ1 Phase I	Piscataway, NJ (6)(7)	180,000	88,000	18.2	200,000 - 210,000	173,833	0%
SC1 Phase I	Santa Clara, CA (8)	180,000	88,000	18.2	230,000 - 260,000	49,004	0%
ACC6 Phase I	Ashburn, VA (8)	131,000	66,000	13.0	110,000 - 130,000	5,391	0%

		671,000	330,000	67.6	$680,000 - $750,000	353,196

Future Development Projects/Phases
CH1 Phase II	Elk Grove Village, IL	200,000	90,000	18.2	$17,555	17,555
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	45,000 - 50,000	35,347
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	50,000 - 60,000	22,980
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	25,000 - 30,000	4,401

		691,000	332,000	67.6	$137,555 - $157,555	80,283

Land Held for Development
ACC7	Ashburn, VA	100,000	50,000	10.4	—	3,860
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	—	2,278

		400,000	221,000	46.8		6,138

Total		1,762,000	883,000	182.0		$439,617

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, underground work and capitalized interest through Phase I opening only; CH1 Phase II project costs includes land, shell and capitalized interest only. Development costs beyond the current projects have not yet been estimated for these properties.
(5)	Amount capitalized as of June 30, 2010.
(6)	Completion expected in the middle of the fourth quarter of 2010.
(7)	As of August 3, 2010, NJ1 Phase I is 6% pre-leased.
(8)	Completion expected during the third quarter of 2011.

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

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses—commonly referred to as a triple net lease, such as real estate taxes and insurance. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space.

Although most of Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from the commencement of leases that were recently signed at CH1 Phase I and ACC5 Phase I (each of which became 100% leased during the second quarter of 2010) and the future leasing of vacant space in the ACC5 Phase II and NJ1 Phase I data centers, both of which currently are under development with an expected in service date in the fourth quarter of 2010 and are being pre-leased. The Company’s revenue may fluctuate based upon the speed with which it leases the vacant space in the ACC5 Phase II and NJ1 Phase I development properties. Additionally, under the Company’s triple net leases, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income.

The amount of rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the historical lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. None of the Company’s existing leases are scheduled to expire in 2010. The Company’s operating properties are located in Northern Virginia and suburban Chicago, Illinois, and certain of its development properties are located in Piscataway, New Jersey and Santa Clara, California. Changes in the conditions of these markets will impact the overall performance of the Company’s current and future operating properties, and the Company’s ability to fully lease its current development properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease. Nevertheless, if the Company cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, the Company’s rental income will be impacted adversely in future periods.

The Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to the Company’s tenants on a contract or purchase-order basis, which the Company refers to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. The TRS will generally charge tenants for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the tenants for technical services, the Company has limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, the Company anticipates that the TRS may retain a significant amount of its cash to fund future operations, and therefore the Company does not expect to receive distributions from the TRS on a regular basis.

In the current economic environment, certain types of real estate are experiencing declines in value. If this trend were to be experienced by any of the Company’s data centers, the Company may have to write down the value of that data center, which would result in the Company recording a charge against earnings.

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2010, owned approximately 73% of the partnership interests in the Operating Partnership, of which 1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues. Revenues for the three months ended June 30, 2010 were $59.3 million. This amount includes base rent of $37.9 million, tenant recoveries of $18.1 million, which includes the property management fee, and other revenue of $3.3 million, primarily from projects for the Company’s tenants performed by the TRS. The $59.3 million in revenues for the three months ended June 30, 2010 compares to revenue of $48.9 million for the three months ended June 30, 2009. The increase in revenues of $10.4 million, or 21%, was due to the lease-up of ACC4, CH1 and ACC5 Phase I, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the three months ended June 30, 2010 were $38.4 million as compared to $36.7 million for the three months ended June 30, 2009. The increase of $1.7 million, or 5%, was primarily due to the following: $0.8 million of increased property operating costs as ACC4, CH1 and ACC5 Phase I matured in their operations, $1.5 million of increased depreciation as ACC5 Phase I went into service in September 2009 and $0.6 million of increased general and administrative expenses due to increased non-cash stock compensation costs, partially offset by a decrease of $1.2 million of other expenses primarily related to decreases in a la carte services provided to tenants on a non-recurring basis.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2010 was $10.9 million as compared to $6.7 million for the three months ended June 30, 2009. Total interest incurred for the three months ended June 30, 2010 was $17.2 million, of which $6.3 million was capitalized, which compares to total interest incurred of $9.1 million for the three months ending June 30, 2009, of which $2.4 million was capitalized. The 89% increase in total interest period over period was due to higher debt balances following the high yield debt offering in 2009 and interest rates. Interest capitalized increased period over period because the Company had four projects under development in the second quarter of 2010 as compared to one project under development in the second quarter of 2009.

Net Income. Net income for the three months ended June 30, 2010 was $10.2 million compared to $5.5 million for the three months ended June 30, 2009. The increase of $4.7 million, or 85%, was primarily due to higher revenues partially offset by higher expenses and higher interest expense, in each case for the reasons discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues. Revenues for the six months ended June 30, 2010 were $116.2 million. This amount includes base rent of $72.8 million, tenant recoveries of $37.6 million, which includes the property management fee, and other revenue of $5.8 million, primarily from projects for the Company’s tenants performed by the TRS. The $116.2 million of revenues for the six months ended June 30, 2010 compares to revenue of $95.7 million for the six months ended June 30, 2009. The increase in revenues of $20.5 million, or 21%, was due to the lease-up of ACC4, CH1 and ACC5 Phase I, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Expenses. Expenses for the six months ended June 30, 2010 were $77.5 million as compared to $72.9 million for the six months ended June 30, 2009. The increase of $4.6 million, or 6%, was primarily due to the following: $3.0 million of increased property operating costs as ACC4, CH1 and ACC5 Phase I matured in their operations, $2.9 million of increased depreciation as ACC5 Phase I went into service in September 2009 and $1.0 million of increased general and administrative expenses due to increased non-cash stock compensation costs, partially offset by a decrease of $2.3 million of other expenses primarily related to decreases in a la carte services provided to tenants on a non-recurring basis.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2010 was $23.5 million as compared to $14.3 million for the six months ended June 30, 2009, which included a write-off of $1.0 million of unamortized loan costs related the CH1 construction loan that was paid off in February 2009. Total interest incurred for the six months ended June 30, 2010 was $34.2 million, of which $10.7 million was capitalized, which compares to total interest incurred of $18.7 million for the six months ended June 30, 2009, of which $4.4 million was capitalized. The 83% increase in total interest period over period was due to higher debt balances following the high yield debt offering in 2009 and interest rates. Interest capitalized increased period over period because the Company had four projects under development in the first half of 2010 as compared to one project under development in the first half of 2009.

Net Income. Net income for the six months ended June 30, 2010 was $15.4 million compared to $8.8 million for the six months ended June 30, 2009. The increase of $6.6 million, or 75%, was primarily due to higher revenues partially offset by higher expenses and higher interest expense, in each case for the reasons discussed above.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between DFT and the Operating Partnership for the six months ended June 30, 2010 relates to an immaterial payment of taxes by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net cash provided by operating activities decreased by $3.7 million, or 12%, to $27.5 million for the six months ended June 30, 2010, as compared to $31.2 million for the corresponding period in 2009. The decrease is primarily due to increased interest expense payments as discussed above partially offset by increased cash rents collected.

Net cash used in investing activities decreased by $60.7 million, or 74%, to $21.0 million for the six months ended June 30, 2010 compared to $81.7 million for the corresponding period in 2009. Cash used in investing activities for the six months ended June 30, 2010 and 2009 primarily consisted of expenditures for the Company’s projects under development. The decrease in cash used in investing activities was primarily due to $139.0 million of cash received from redemptions of marketable securities in the first half of 2010, partially offset by the investment of $60.0 million in marketable securities and an $18.0 million increase in funds and interest expended on development projects.

Net cash provided by financing activities increased by $283.0 million to $299.9 million for the six months ended June 30, 2010 compared to $16.9 million for the corresponding period in 2009. This increase primarily consisted of proceeds from the issuance of the Company’s common stock of $304.1 million. Cash provided by financing activities for the six months ended June 30, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 term loan’s accordion feature, $25.0 million of proceeds from the previous ACC5 loan, and $5.0 million of proceeds from the SC1 Loan, partially offset by the payoff of the CH1 construction loan of $135.1 million, $19.0 million of loan proceeds held in escrow as partial security for the previous ACC5 and SC1 loans, repayment of $6.6 million of the Company’s previous line of credit and the ACC4 term loan and payment of $4.2 million of financing costs.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of June 30, 2010 (in thousands except per share data):

Capital Structure as of June 30, 2010

(in thousands except per share data)

Mortgage notes payable			$347,500
Unsecured Notes			550,000

Total Debt			897,500	30.9%
Common Shares	73%	59,234
Operating Partnership (“OP”) Units	27%	22,450

Total Shares and Units	100%	81,684
Common Share Price at June 30, 2010		$24.56

Total Equity			2,006,159	69.1%

Total Market Capitalization			$2,903,659	100.00%

Capital Resources

The development and construction of wholesale data centers is very capital intensive. This development not only requires the Company to make substantial capital investments, but also increases its operating expenses, which impacts its cash flows from operations negatively until leases are executed and the Company begins to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of its taxable income to its stockholders annually.

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional equity securities, when market conditions permit (such as the Company’s May 2010 common stock offering). Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and leverage ratio, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In December 2009, the Company secured $700 million of new financing through the Operating Partnership’s offering of $550 million of 8 1/2% senior unsecured notes due 2017 (the “Unsecured Notes”) and through entering into a $150 million term loan due 2014 secured by ACC5 and the ACC6 parcel of land. The Company is using a portion of these proceeds to develop ACC5 Phase II, which is 88% pre-leased as of August 3, 2010, and develop NJ1, which is 6% pre-leased as of August 3, 2010. We expect both of these developments projects to be completed in the fourth quarter of 2010. In addition, on May 18, 2010, the Company sold 13.8 million shares of its common stock, generating net proceeds to it before offering expenses of approximately $305 million. On May 6, 2010, the Operating Partnership entered into an $85 million unsecured revolving credit facility. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of the date hereof, the Operating Partnership has not drawn down any funds under the facility. The Company intends to use the net proceeds from its common stock offering, borrowings under the facility and a portion of its cash and cash equivalents balance to finance the remaining construction costs to complete development of SC1 Phase I and to completely develop ACC6 Phase I.

In the future, the Company intends to develop additional data centers and will rely on third-party sources of capital, as well as the capital markets, to fund its development projects. See the table above captioned “Development Projects” for the estimated total costs to complete some of the Company’s development projects.

The Company currently estimates dividends of approximately $0.44 per share to meet its 2010 REIT distribution requirement, of which $0.08 was paid in April 2010 and $0.12 was paid in July 2010. The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The Indenture that governs the Unsecured Notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of the Company’s total debt and maturity schedule as of June 30, 2010 and December 31, 2009 is as follows:

Debt Summary as of June 30, 2010 and December 31, 2009

($ in thousands)

	June 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,500	38.7%	4.7%	2.7	$348,500
Unsecured	550,000	61.3%	8.5%	6.8	550,000

Total	$897,500	100.0%	7.0%	5.2	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.8	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.8	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.9	—
ACC4 Term Loan	197,500	22.0%	3.9%	1.3	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.4	150,000

Floating Rate Debt	347,500	38.7%	4.7%	2.7	348,500

Total	$897,500	100.0%	7.0%	5.2	$898,500

Note:	The Company capitalized interest of $6.3 million and $10.7 million during the three and six months ended June 30, 2010, respectively.
(1)	Rate as of June 30, 2010.

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount

The ACC4 Term Loan matures on October 24, 2011 and includes a one-year extension option subject to, among other things, the payment of an extension fee equal to 50 basis points on the outstanding loan amount, there being no existing event of default, a debt service coverage ratio of no less than 2 to 1, and a loan to value ratio of no more than 40%. The loan bears interest at (i) LIBOR plus 350 basis points during the initial term of the loan, and (ii) LIBOR plus 400 basis points during the additional one-year period if the Company exercises the extension option. The Company may elect to have borrowings bear interest at (i) the prime rate plus 200 basis points during the initial term of the loan or (ii) the prime rate plus 250 basis points during the additional one-year period if the Company exercises the extension option, but only if such interest rate is not less than LIBOR plus the applicable margin set forth above. As of June 30, 2010, the interest rate for this loan was 3.91%.

The loan is secured by the ACC4 data center and an assignment of the lease agreements between the Company and the tenants of ACC4. The Operating Partnership has guaranteed the outstanding principal amount of the ACC4 Term Loan, plus interest and certain costs under the loan.

The loan requires quarterly principal installment payments of $0.5 million; however, if the Company exercises the one-year extension option, the quarterly installments of principal will increase to $2.0 million during the extension period. The Company may prepay the loan in whole or in part without penalty, subject to the payment of certain LIBOR rate breakage fees.

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

The credit agreement that governs the ACC4 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of June 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8    1/2% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 development property and the NJ1 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The exchange offer registration statement was effective as of June 17, 2010 and the exchange of all of the notes was completed by July 22, 2010. Having completed the exchange offer, the Operating Partnership will not be required to pay additional interest to the Unsecured Note holders.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of June 30, 2010, the Operating Partnership has not drawn down any funds under the facility. However, the Operating Partnership currently intends to use funds from the facility, along with other sources of cash, to complete development of SC1 Phase I and to completely develop ACC6 Phase I.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8    1/2% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

The Operating Partnership may elect to have borrowings under the facility bear interest at (i) LIBOR plus 450 basis points (with LIBOR at no time being less than 1%) or (ii) a base rate plus 300 basis points. The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. The properties designated as unencumbered properties at the closing of the facility were the ACC2, ACC3, VA3, VA4 and CH1 data centers, the SC1, SC2 and ACC7 parcels of land and the NJ1 development property. Up to $25 million of borrowings under the facility may be used for letters of credit. The Operating Partnership may increase the amount of the facility by up to an additional $15 million at any time prior to May 6, 2011, to the extent that any one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met (including a fee payable to the lenders to be determined at the time of the increase).

The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•

tangible net worth being not less than $750 million plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable.

A summary of the Company’s total debt and maturity schedule as of June 30, 2010 are as follows:

Debt Maturity as of June 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$1,000	(2)	$1,000	0.1%	3.9%
2011	—		199,100	(2)(3)	199,100	22.2%	3.9%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		137,000	(3)	137,000	15.3%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,500		$897,500	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan matures on October 24, 2011 and includes an option to extend the maturity date one year to October 24, 2012 exercisable by the Company upon satisfaction of certain customary conditions. Scheduled principal amortization payments are $0.5 million per quarter.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier.
(4)	Rate as of June 30, 2010.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2010, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC4 Term Loan, the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2010	2011-2012	2013-2014	Thereafter	Total
Long-term debt obligations	$1,000	$204,300	$142,200	$550,000	$897,500
Interest on long-term debt obligations	31,715	116,918	108,786	106,427	363,846
Construction costs payable	16,542	—	—	—	16,542
Commitments under development contracts (1)	135,227	—	—	—	135,227
Operating leases	185	767	693	—	1,645

Total	$184,669	$321,985	$251,679	$656,427	$1,414,760

(1)	Contracts related to the development of the NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I data centers are not fully included above due to the cost plus nature of these contracts. Amount represents committed costs only as of June 30, 2010. For an estimate of our total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 6 of our Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$10,195	$5,540	$15,426	$8,797
Depreciation and amortization	15,091	13,653	30,187	27,311
Less: Non real estate depreciation and amortization	(144)	(123)	(288)	(231)

FFO available to controlling and redeemable noncontrolling interests (1)	$25,142	$19,070	$45,325	$35,877

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Inflation

Most of the Company’s leases contain annual rent increases based on a fixed percentage increase or the increase in the consumer price index. As a result, the Company believes that it is largely insulated from the effects of inflation. However, the Company’s general and administrative expenses can increase with inflation, most of which the Company does not expect that it will be able to pass along to its tenants. Additionally, any increases in the costs of development of the properties will generally result in a higher cost of the property, which will result in increased cash requirements to develop the properties and increased depreciation expense in future periods, and, in some circumstances, the Company may not be able to directly pass along the increase in these development costs to its tenants in the form of higher rents.

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

Related Party Transactions

Leasing Arrangements

As of June 30, 2010 the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT’s Executive Chairman and President and Chief Executive Officer. This lease expires in September 2014. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of June 30, 2010 would decrease future net income and cash flows by approximately $2.0 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because the Company’s LIBOR rate was approximately 0.4% at June 30, 2010, a decrease of 0.4% would result in a decrease in future net income and cash flows of approximately $0.8 million annually less the impact of capitalization. One of the Company’s variable rate loans has a LIBOR floor of 1.5% and is therefore not impacted by an interest rate increase or decrease of 1%. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

The following risk factors, each of which were previously set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2009, have been updated and restated as set forth below to reflect the Company’s entry into an $85 million unsecured credit facility, the Company’s issuance of 13.8 million shares of its common stock and an amendment to the ACC5 credit agreement, each during the second quarter of 2010:

Risks Related to Our Business

Risks Related to Our Debt Financing

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

The credit agreement that governs our unsecured revolving credit facility also requires that we maintain financial ratios relating to the following matters: (i) unsecured debt not exceeding 60% of the value of unencumbered assets; (ii) net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%; (iii) total indebtedness not exceeding 60% of gross asset value; (iv) fixed charge coverage ratio being not less than 1.70 to 1.00; and (v) tangible net worth being not less than $750 million plus 80% of the sum of (x) net equity offering proceeds and (y) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

In addition, the indenture that governs our senior notes requires that the Operating Partnership and our subsidiaries that guaranty the notes maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.

If we do not continue to satisfy these covenant ratios, we will be in default under the applicable debt instrument, which in turn would trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.

We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our ACC4 credit agreement, a change of control, as defined in the credit agreement, is deemed an event of default, which would give the lender the right, among other things, to accelerate the maturity of the loan. Under our ACC5 credit agreement, if we experience a change of control, as defined in the credit agreement, the lenders have the right to accelerate the maturity of the loan. Under our senior notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreement that governs our unsecured revolving credit facility, if we experience a change of control, as defined in the credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Under the ACC4 credit agreement, we are deemed to have experienced a change of control if Messrs. du Pont or Fateh cease to be one of our senior management executives and a competent and experienced successor senior management executive has not been approved by the lenders within three months of such event. Under the ACC5 credit agreement, we are deemed to have experienced a change of control if Mr. Fateh ceases to be one of our senior management executives and a comparable, competent and experienced successor senior management executive has not been approved by the lenders within 150 days of such event. Any of these events could have a material adverse impact on our financial condition and liquidity.

Risks Related to Our Business and Operations

Hedging transactions may limit our gains or result in material losses.

The terms of our ACC5 credit agreement require us to enter into an interest rate protection agreement upon the earlier to occur of (i) 30 days following the date on which LIBOR equals or exceeds certain specified levels or (ii) the occurrence of a default under the ACC5 credit agreement. We may also use derivatives to hedge other liabilities of ours from time to time. As of June 30, 2010, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

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

Risks Related to the Real Estate Industry

The terms of the agreements that govern our indebtedness limit our ability to sell the data center properties that have been pledged as collateral for our indebtedness, which could reduce our liquidity.

Two of our income producing data center properties—ACC4 and ACC5—serve as collateral to existing term loans. The agreements that govern these loans limit our ability to sell these properties. The indenture that governs our senior notes and the credit agreement that governs our unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.

Risks Related to Our Organizational Structure

Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. For example, in May 2010, we sold 13.8 million shares of our common stock in an underwritten public offering. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: August 4, 2010	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P. By: DuPont Fabros Technology, Inc., its sole general partner

Date: August 4, 2010	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)