Form 10-Q
period 2010-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2010-11-04
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated Filer	☐	Accelerated filer	☒
(DuPont Fabros Technology, Inc. only)

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, LP only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	59,618,316

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$44,001
Buildings and improvements	1,441,136	1,438,598

	1,485,137	1,482,599
Less: accumulated depreciation	(156,713)	(115,225)

Net income producing property	1,328,424	1,367,374
Construction in progress and land held for development	529,850	330,170

Net real estate	1,858,274	1,697,544
Cash and cash equivalents	305,031	38,279
Marketable securities held to maturity	60,106	138,978
Restricted cash	3,651	10,222
Rents and other receivables	3,924	2,550
Deferred rent	83,253	57,364
Lease contracts above market value, net	14,200	16,349
Deferred costs, net	50,138	52,208
Prepaid expenses and other assets	15,740	9,551

Total assets	$2,394,317	$2,023,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$347,000	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,075	16,301
Construction costs payable	40,348	6,229
Accrued interest payable	14,548	3,510
Dividend and distribution payable	9,812	—
Lease contracts below market value, net	24,570	28,689
Prepaid rents and other liabilities	20,550	15,564

Total liabilities	1,026,903	968,793
Redeemable noncontrolling interests—operating partnership	557,097	448,811
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, par value $.001, 250,000,000 shares authorized, 59,618,316 shares issued and outstanding at September 30, 2010 and 42,373,340 shares issued and outstanding at December 31, 2009	60	42
Additional paid in capital	867,692	683,870
Accumulated deficit	(57,435)	(78,471)

Total stockholders’ equity	810,317	605,441

Total liabilities and stockholders’ equity	$2,394,317	$2,023,045

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Base rent	$38,519	$29,491	$111,359	$83,893
Recoveries from tenants	20,751	17,954	58,312	51,060
Other revenues	1,059	4,475	6,859	12,653

Total revenues	60,329	51,920	176,530	147,606
Expenses:
Property operating costs	16,938	16,505	49,905	46,499
Real estate taxes and insurance	1,553	1,234	3,939	3,634
Depreciation and amortization	15,140	14,240	45,327	41,551
General and administrative	3,538	3,580	11,136	10,142
Other expenses	609	3,548	4,961	10,175

Total expenses	37,778	39,107	115,268	112,001

Operating income	22,551	12,813	61,262	35,605
Interest income	454	66	688	350
Interest:
Expense incurred	(6,361)	(6,088)	(28,040)	(17,101)
Amortization of deferred financing costs	(1,365)	(1,267)	(3,205)	(4,533)

Net income	15,279	5,524	30,705	14,321
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,455)	(2,137)	(9,669)	(5,753)

Net income attributable to controlling interests	$10,824	$3,387	$21,036	$8,568

Earnings per share – basic:
Net income attributable to controlling interests per common share	$0.18	$0.08	$0.41	$0.22

Weighted average common shares outstanding	58,739,792	41,041,140	50,692,936	39,407,194

Earnings per share – diluted:
Net income attributable to controlling interests per common share	$0.18	$0.08	$0.41	$0.22

Weighted average common shares outstanding	60,070,867	41,992,512	52,000,823	39,918,440

Dividends declared per common share	$0.12	$—	$0.32	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount
Balance at December 31, 2009	42,373,340	$42	$683,870	$(78,471)	$605,441
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests				21,036	21,036
Other comprehensive income attributable to controlling interests					—
Comprehensive income attributable to controlling interests
Dividends declared			(17,796)		(17,796)
Issuance of common stock	13,800,000	14	305,162		305,176
Redemption of Operating Partnership units	3,137,999	3	62,897		62,900
Issuance of stock awards	236,167	1	267		268
Stock options exercised	161,979	—	820		820
Retirement and forfeiture of stock awards	(91,169)	—	(1,542)		(1,542)
Amortization of deferred compensation			2,778		2,778
Adjustment to redeemable noncontrolling interests – operating partnership			(168,764)		(168,764)

Balance at September 30, 2010	59,618,316	$60	$867,692	$(57,435)	$810,317

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities
Net income	$30,705	$14,321
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,327	41,551
Straight line rent	(25,889)	(11,504)
Amortization of deferred financing costs	3,205	4,533
Amortization of lease contracts above and below market value	(1,970)	(5,233)
Compensation paid with Company common shares	2,798	1,431
Changes in operating assets and liabilities
Restricted cash	(145)	(344)
Rents and other receivables	(1,480)	(365)
Deferred costs	(2,504)	(2,663)
Prepaid expenses and other assets	(6,186)	1,942
Accounts payable and accrued liabilities	3,774	6,311
Accrued interest payable	11,038	(370)
Prepaid rents and other liabilities	3,437	2,852

Net cash provided by operating activities	62,110	52,462

Cash flow from investing activities
Investments in real estate – development	(144,989)	(104,747)
Marketable securities held to maturity:
Purchase	(60,000)	—
Redemption	138,978	—
Interest capitalized for real estate under development	(19,407)	(4,940)
Improvements to real estate	(2,719)	(2,373)
Additions to non-real estate property	(255)	(315)

Net cash used in investing activities	(88,392)	(112,375)

Cash flow from financing activities
Issuance of common stock	305,176	—
Line of credit:
Repayments	—	(9,428)
Mortgage notes payable:
Proceeds	—	181,726
Lump sum payoffs	—	(135,121)
Repayments	(1,500)	(1,000)
Return (payment) of escrowed proceeds	6,716	(4,000)
Exercises of stock options	820	—
Payments of financing costs	(2,947)	(4,529)
Dividends and distributions:
Common shares	(10,642)	—
Redeemable noncontrolling interests – operating partnership	(4,589)	—

Net cash provided by financing activities	293,034	27,648

Net increase (decrease) in cash and cash equivalents	266,752	(32,265)
Cash and cash equivalents, beginning	38,279	53,512

Cash and cash equivalents, ending	$305,031	$21,247

Supplemental information:
Cash paid for interest, net of amounts capitalized	$17,002	$17,470

Deferred financing costs capitalized for real estate under development	$947	$1,270

Construction costs payable capitalized for real estate under development	$40,348	$11,376

Redemption of OP units for common shares	$62,900	$88,800

Adjustments to redeemable non-controlling interests	$168,764	$(3,752)

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of September 30, 2010, owned 72.9% of the economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). Through the Operating Partnership as of September 30, 2010, DFT holds a fee simple interest in the following properties:

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

On November 1, 2010, two of the data center projects under current development, NJ1 Phase I and ACC5 Phase II, were placed into operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in DFT’s Form 10-K which also contains a complete listing of DFT’s significant accounting policies.

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

Marketable Securities Held to Maturity

Marketable securities held to maturity as of September 30, 2010 are comprised of a certificate of deposit that matures on December 13, 2010. The book value of this security approximates fair market value.

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $14.0 million and $13.0 million for the three months ended September 30, 2010 and 2009, respectively, and $41.9 million and $38.0 million for the nine months ended September 30, 2010 and 2009, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended September 30, 2010 and 2009, and $3.6 million for each of the nine months ended September 30, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2010 and 2009.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, the Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $1.4 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively and $3.2 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. Included in amortization of financing costs for the nine months ended September 30, 2009 was a $1.0 million write-off of unamortized costs due to the payoff of the CH1 construction loan. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Financing costs	$27,197	$24,250
Accumulated amortization	(6,968)	(2,827)

Financing costs, net	$20,229	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million and $1.2 million for three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Leasing costs	$44,297	$41,793
Accumulated amortization	(14,388)	(11,008)

Leasing costs, net	$29,909	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2010 and December 31, 2009, the fuel inventory was $1.6 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(8,900)	(6,751)

Lease contracts above market value, net	$14,200	$16,349

	September 30, 2010	December 31, 2009

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(21,130)	(17,011)

Lease contracts below market value, net	$24,570	$28,689

The Company’s policy is to record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease.

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

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of DFT’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 7). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the nine months ended September 30, 2010 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2009	24,947,830	$448,811
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	9,669
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership	—	—
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership
Distributions declared	—	(7,247)
Redemption of OP units	(3,137,999)	(62,900)
LTIP conversion	341,145	—
Adjustment to redeemable noncontrolling interests – operating partnership	—	168,764

Balance at September 30, 2010	22,150,976	$557,097

The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$10,824	$3,387	$21,036	$8,568
Transfers from noncontrolling interests:
Net increase in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(3,922)	5,923	(105,864)	92,552

	$6,902	$9,310	$(84,828)	$101,120

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders or members. The following is a summary of comprehensive income attributable to controlling interests for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$10,824	$3,387	$21,036	$8,568
Other comprehensive income – change in fair value of interest rate swap	—	373	—	2,217

Comprehensive income attributable to controlling interests	$10,824	$3,760	$21,036	$10,785

For the three and nine months ended September 30, 2010, comprehensive income attributable to controlling interests was comprised exclusively of net income attributable to controlling interests.

The following is a summary of comprehensive income attributable to redeemable noncontrolling interests—operating partnership for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to redeemable noncontrolling interests – operating partnership	$4,455	$2,137	$9,669	$5,753
Other comprehensive income – change in fair value of interest rate swap	—	191	—	1,532

Comprehensive income attributable to redeemable noncontrolling interests – operating partnership	$4,455	$2,328	$9,669	$7,285

For the three and nine months ended September 30, 2010, comprehensive income attributable to noncontrolling interests – operating partnership was comprised exclusively of net income attributable to noncontrolling interests – operating partnership.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at September 30, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,543	—	95,614
ACC4	Ashburn, VA	6,600	534,987	—	541,587
ACC5 Phase I	Ashburn, VA	3,223	154,269	—	157,492
VA3	Reston, VA	10,000	174,211	—	184,211
VA4	Bristow, VA	6,800	141,890	—	148,690
CH1 Phase I	Elk Grove Village, IL	13,807	182,641	—	196,448

		44,001	1,441,136	—	1,485,137
Construction in progress and land held for development	(1)	—	—	529,850	529,850

		$44,001	$1,441,136	$529,850	$2,014,987

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2). On November 1, 2010, the Company placed NJ1 Phase I and ACC5 Phase II into service.

4. Debt

Debt Summary as of September 30, 2010 and December 31, 2009

($ in thousands)

	September 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,000	38.7%	4.6%	2.4	$348,500
Unsecured	550,000	61.3%	8.5%	6.5	550,000

Total	$897,000	100.0%	7.0%	4.9	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.5	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.5	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.6	—
ACC4 Term Loan (2)	197,000	22.0%	3.8%	1.1	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.2	150,000

Floating Rate Debt	347,000	38.7%	4.6%	2.4	348,500

Total	$897,000	100.0%	7.0%	4.9	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $9.7 million and $20.4 million during the three and nine months ended September 30, 2010, respectively.
(1)	Rate as of September 30, 2010.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the $196.5 million balance of this loan was paid off in full.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of September 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company currently anticipates that principal payments will commence in the first quarter of 2011. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of September 30, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

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

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of September 30, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s total debt and maturity schedule as of September 30, 2010 are as follows:

Debt Maturity as of September 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$500	(2)	$500	0.1%	3.8%
2011	—		201,700	(2)(3)	201,700	22.5%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		134,400	(3)	134,400	15.0%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,000		$897,000	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier. The Company currently anticipates that principal payments will be required to be made beginning in the first quarter of 2011.
(4)	Rate as of September 30, 2010.

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

The Company has no outstanding derivative instruments as of September 30, 2010.

6. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I data centers were in place as of September 30, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2010, the NJ1 control estimate was $195.0 million of which $192.8 million has been billed, the ACC5 Phase II control estimate was $105.4 million of which $99.5 million has been billed, the ACC6 Phase I control estimate was $121.4 million of which $17.1 million has been billed and the SC1 Phase I control estimate was $239.7 million of which $83.0 million has been billed. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of September 30, 2010, the Company had entered into commitments through its construction general contractor to purchase $165.1 million in equipment and labor for our NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480 - $500 million (unaudited). Additionally the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

7. Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. As of September 30, 2010, the owners of redeemable noncontrolling interests in the Operating Partnership owned 22,150,976 OP units or 27.1% of the Operating Partnership, and DFT held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2010, 3,137,999 OP units were redeemed and DFT elected to issue 3,137,999 shares of its common stock in exchange for the tendered OP units representing approximately 13% of the 24,947,830 OP units held by redeemable noncontrolling interests at December 31, 2009.

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

Following the redemptions and LTIP conversions, the redemption value of the redeemable noncontrolling interests at September 30, 2010 and December 31, 2009 was $557.1 million and $448.8 million based on the closing share price of the DFT’s common stock of $25.15 and $17.99, respectively, on those dates.

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

During the nine months ended September 30, 2010, OP unitholders redeemed 3,137,999 OP units in exchange for 3,137,999 shares of common stock.

DFT declared and paid the following cash dividends:

•	$0.12 per share payable to shareholders of record as of September 29, 2010. This dividend was paid on October 8, 2010.

•	$0.12 per share payable to shareholders of record as of June 29, 2010. This dividend was paid on July 9, 2010.

•	$0.08 per share payable to shareholders of record as of March 31, 2010. This dividend was paid on April 9, 2010.

9. Equity Compensation Plan

Concurrent with the IPO, DFT’s Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7  1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares. As of September 30, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,294,551 share equivalents had been issued as of such date leaving 1,673,244 shares available for future issuance. These amounts do not include the 1,035,000 shares of common stock that the Company will be authorized to issue under the Plan as of January 1, 2011 as a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	224,683	19.73
Vested	(219,157)	6.14
Forfeited	(14,266)	9.07

Unvested balance at September 30, 2010	631,637	$10.58

During the nine months ended September 30, 2010, the Company issued 224,683 shares of restricted stock which had a value of $4.4 million on the grant date. This amount will be amortized to expense over its approximate three year vesting period. Also during the nine months ended September 30, 2010, 219,157 shares of restricted stock vested at a value of $4.4 million on the vesting dates. Of these vested shares, 76,903 shares were surrendered by the Company’s employees to satisfy withholding tax obligations associated with the vesting of shares of restricted stock.

As of September 30, 2010, total unearned compensation on restricted stock was $5.1 million, and the weighted average vesting period was 1.1 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant. During the nine months ended September 30, 2010, the Company issued 290,560 stock options which had a value of $2.6 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the nine months ended September 30, 2010, 424,903 stock options vested at a value of $6.3 million on the vesting date.

A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2010 is presented in the table below.

	Number of Shares Subject to Option	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	19.89
Forfeited	—	N/A
Exercised	(161,979)	5.06

Under option, September 30, 2010	1,403,277	$8.13

The following table sets forth the number of shares subject to option that are unvested as of September 30, 2010 and December 31, 2009 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	9.00
Forfeited	—	N/A
Vested	(424,903)	1.48

Unvested balance at September 30, 2010	1,140,353	$3.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the nine months ended September 30, 2010.

Assumption
Number of options granted	290,560
Exercise price	$19.89
Expected term (in years)	6
Expected volatility	54%
Expected annual dividend	1.88%
Risk-free rate	2.86%

As of September 30, 2010, total unearned compensation on options was $3.0 million, and the weighted average vesting period was 1.0 years.

10. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic and Diluted Shares Outstanding
Weighted average common shares - basic	58,739,792	41,041,140	50,692,936	39,407,194
Effect of dilutive securities	1,331,075	951,372	1,307,887	511,246

Weighted average common shares - diluted	60,070,867	41,992,512	52,000,823	39,918,440

Calculation of Earnings per Share - Basic
Net income attributable to controlling interests	$10,824	$3,387	$21,036	$8,568
Net income allocated to unvested restricted shares	(115)	(52)	(248)	(113)

Net income attributable to controlling interests, adjusted	10,709	3,335	20,788	8,455
Weighted average common shares - basic	58,739,792	41,041,140	50,692,936	39,407,194

Earnings per common share - basic	$0.18	$0.08	$0.41	$0.22

Calculation of Earnings per Share - Diluted
Net income attributable to controlling interests	$10,824	$3,387	$21,036	$8,568
Adjustments to redeemable noncontrolling interests	75	28	169	44

Adjusted net income available to controlling interests	10,899	3,415	21,205	8,612
Weighted average common shares - diluted	60,070,867	41,992,512	52,000,823	39,918,440

Earnings per common share - diluted	$0.18	$0.08	$0.41	$0.22

For the three and nine months ended September 30, 2010, approximately 0.3 million stock options have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2010:

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

•

Debt: As of September 30, 2010, the combined balance of the Unsecured Notes and mortgage notes payable was $897.0 million with a fair value of $935.5 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that the Company obtained in December 2009.

12. Subsequent Events

In October 2010, the Company sold 7.4 million shares, or $185 million, of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (liquidation preference $25 per share). Net proceeds to the Company were approximately $179 million, net of expenses. The Company used these proceeds, along with available cash, to pay off the remaining $196.5 million of the ACC4 Term Loan which will result in a write-off of unamortized deferred financing costs of approximately $2.5 million in the fourth quarter of 2010.

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Income producing property:
Land	$44,001	$44,001
Buildings and improvements	1,441,136	1,438,598

	1,485,137	1,482,599
Less: accumulated depreciation	(156,713)	(115,225)

Net income producing property	1,328,424	1,367,374
Construction in progress and land held for development	529,850	330,170

Net real estate	1,858,274	1,697,544
Cash and cash equivalents	300,506	33,588
Marketable securities held to maturity	60,106	138,978
Restricted cash	3,651	10,222
Rents and other receivables	3,924	2,550
Deferred rent	83,253	57,364
Lease contracts above market value, net	14,200	16,349
Deferred costs, net	50,138	52,208
Prepaid expenses and other assets	15,740	9,551

Total assets	$2,389,792	$2,018,354

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$347,000	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,075	16,301
Construction costs payable	40,348	6,229
Accrued interest payable	14,548	3,510
Distribution payable	9,812	—
Lease contracts below market value, net	24,570	28,689
Prepaid rents and other liabilities	20,550	15,564

Total liabilities	1,026,903	968,793
Redeemable partnership units	557,097	448,811
Commitments and contingencies	—	—
Partners’ capital:
General partner’s capital	8,953	9,391
Limited partners’ capital	796,839	591,359

Total partners’ capital	805,792	600,750

Total liabilities & partners’ capital	$2,389,792	$2,018,354

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Base rent	$38,519	$29,491	$111,359	$83,893
Recoveries from tenants	20,751	17,954	58,312	51,060
Other revenues	1,059	4,475	6,859	12,653

Total revenues	60,329	51,920	176,530	147,606
Expenses:
Property operating costs	16,938	16,505	49,905	46,499
Real estate taxes and insurance	1,553	1,234	3,939	3,634
Depreciation and amortization	15,140	14,240	45,327	41,551
General and administrative	3,538	3,580	11,136	10,142
Other expenses	609	3,548	4,961	10,175

Total expenses	37,778	39,107	115,268	112,001

Operating income	22,551	12,813	61,262	35,605
Interest income	454	66	688	350
Interest:
Expense incurred	(6,361)	(6,088)	(28,040)	(17,101)
Amortization of deferred financing costs	(1,365)	(1,267)	(3,205)	(4,533)

Net income	15,279	5,524	30,705	14,321
Net income attributable to noncontrolling interests	—	(32)	—	(88)

Net income attributable to controlling interests	$15,279	$5,492	$30,705	$14,233

Earnings per unit – basic:
Net income per unit	$0.18	$0.08	$0.41	$0.22

Weighted average units outstanding	81,072,220	66,679,663	73,993,031	66,643,471

Earnings per unit – diluted:
Net income per unit	$0.18	$0.08	$0.41	$0.22

Weighted average units outstanding	82,403,295	67,631,035	75,300,918	67,154,717

Distributions declared per unit	$0.12	$—	$0.32	$—

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Total Units	General Partner’s Capital	Limited Partners’ Capital	Total
Balance at December 31, 2009	42,373,340	$9,391	$591,359	$600,750
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests		341	30,364	30,705
Other comprehensive income attributable to controlling interests				—
Comprehensive income attributable to controlling interests
Distributions		(278)	(24,765)	(25,043)
Issuance of OP units to REIT upon issuance of shares of common stock	13,800,000	—	305,176	305,176
Issuance of OP units to REIT upon redemption of redeemable partnership units	3,137,999	—	62,900	62,900
Issuance of OP units for common stock awards	236,167	—	268	268
Issuance of OP units for stock option exercises	161,979	—	820	820
Retirement and forfeiture of OP units	(91,169)	—	(1,542)	(1,542)
Amortization of deferred compensation costs		—	2,778	2,778
Adjustment to redeemable partnership units		(501)	(170,519)	(171,020)

Balance at September 30, 2010	59,618,316	$8,953	$796,839	$805,792

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities
Net income	$30,705	$14,321
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,327	41,551
Straight line rent	(25,889)	(11,504)
Amortization of deferred financing costs	3,205	4,533
Amortization of lease contracts above and below market value	(1,970)	(5,233)
Compensation paid with Company common shares	2,798	1,431
Changes in operating assets and liabilities
Restricted cash	(145)	(344)
Rents and other receivables	(1,480)	(365)
Deferred costs	(2,504)	(2,663)
Prepaid expenses and other assets	(6,186)	1,942
Accounts payable and accrued liabilities	3,940	6,311
Accrued interest payable	11,038	(370)
Prepaid rents and other liabilities	3,437	2,852

Net cash provided by operating activities	62,276	52,462

Cash flow from investing activities
Investments in real estate – development	(144,989)	(104,747)
Marketable securities held to maturity:
Purchase	(60,000)	—
Redemption	138,978	—
Interest capitalized for real estate under development	(19,407)	(4,940)
Improvements to real estate	(2,719)	(2,373)
Additions to non-real estate property	(255)	(315)

Net cash used in investing activities	(88,392)	(112,375)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	305,176	—
Line of credit:
Repayments	—	(9,428)
Mortgage notes payable:
Proceeds	—	181,726
Lump sum payoffs	—	(135,121)
Repayments	(1,500)	(1,000)
Return (payment) of escrowed proceeds	6,716	(4,000)
Issuance of OP units for stock option exercises	820	—
Payments of financing costs	(2,947)	(4,529)
Distributions	(15,231)	—

Net cash provided by financing activities	293,034	27,648

Net increase (decrease) in cash and cash equivalents	266,918	(32,265)
Cash and cash equivalents, beginning	33,588	53,512

Cash and cash equivalents, ending	$300,506	$21,247

Supplemental information:
Cash paid for interest, net of amounts capitalized	$17,002	$17,470

Deferred financing costs capitalized for real estate under development	$947	$1,270

Construction costs payable capitalized for real estate under development	$40,348	$11,376

Redemption of OP units for common shares	$62,900	$88,800

Adjustments to redeemable partnership units	$168,764	$(3,752)

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(unaudited)

1. Description of Business

DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DuPont Fabros Technology, Inc. (“DFT”) and their operating subsidiaries, the “Company”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The OP is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the OP’s parent company and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of September 30, 2010, owned 72.9% of the economic interest in the OP of which 1.1% is held as general partnership units. The Operating Partnership as of September 30, 2010 holds a fee simple interest in the following properties:

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

On November 1, 2010, two of the data center projects under current development, NJ1 Phase I and ACC5 Phase II, were placed into operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements for the year ended December 31, 2009 and the notes thereto included in the OP’s Amendment No. 2 to Form S-4 filed on May 27, 2010 which also contains a complete listing of the OP’s significant accounting policies.

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

Marketable Securities Held to Maturity

Marketable securities held to maturity as of September 30, 2010 are comprised of a certificate of deposit that matures on December 13, 2010. The book value of this security approximates fair market value.

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $14.0 million and $13.0 million for the three months ended September 30, 2010 and 2009, respectively, and $41.9 million and $38.0 million for the nine months ended September 30, 2010 and 2009, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended September 30, 2010 and 2009, and $3.6 million for each of the nine months ended September 30, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2010 and 2009.

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the impairment or disposal of long-lived assets, the Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of the deferred financing costs included in interest expense totaled $1.4 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively and $3.2 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. Included in amortization of financing costs for the nine months ended September 30, 2009 was a $1.0 million write-off of unamortized costs due to the payoff of the CH1 construction loan. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Financing costs	$27,197	$24,250
Accumulated amortization	(6,968)	(2,827)

Financing costs, net	$20,229	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million and $1.2 million for three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Leasing costs	$44,297	$41,793
Accumulated amortization	(14,388)	(11,008)

Leasing costs, net	$29,909	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2010 and December 31, 2009, the fuel inventory was $1.6 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(8,900)	(6,751)

Lease contracts above market value, net	$14,200	$16,349

	September 30, 2010	December 31, 2009

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(21,130)	(17,011)

Lease contracts below market value, net	$24,570	$28,689

The Company’s policy is to record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease.

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

Redeemable Partnership Units

Redeemable partnership units, which require cash payment, or allow settlement in DFT’s common shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable partnership units are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable partnership units are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable partnership units being recorded at less than the redemption value, redeemable partnership units are further adjusted to their redemption value (see Note 7). Redeemable partnership units are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2010 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2009	24,947,830	$448,811
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	9,669
Other comprehensive income attributable to redeemable partnership units	—	—
Comprehensive income attributable to redeemable partnership units
Distributions declared	—	(7,247)
Redemption of OP units	(3,137,999)	(62,900)
LTIP conversion	341,145	—
Adjustment to redeemable partnership units	—	168,764

Balance at September 30, 2010	22,150,976	$557,097

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of partners’ capital, is defined as all changes in equity during each period except those resulting from investments by or distributions to partners or members. The following is a summary of comprehensive income attributable to controlling interests for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$15,279	$5,492	$30,705	$14,233
Other comprehensive income – change in fair value of interest rate swap	—	559	—	3,712

Comprehensive income attributable to controlling interests	$15,279	$6,051	$30,705	$17,945

For the three and nine months ended September 30, 2010, comprehensive income attributable to controlling interests was comprised exclusively of net income attributable to controlling interests.

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

Stock-based Compensation

DFT has awarded stock-based compensation to employees, selected contractors and members of its Board of Directors in the form of common stock and LTIP units. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of LTIP units is based on the market value of DFT’s common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at September 30, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,543	—	95,614
ACC4	Ashburn, VA	6,600	534,987	—	541,587
ACC5 Phase I	Ashburn, VA	3,223	154,269	—	157,492
VA3	Reston, VA	10,000	174,211	—	184,211
VA4	Bristow, VA	6,800	141,890	—	148,690
CH1 Phase I	Elk Grove Village, IL	13,807	182,641	—	196,448

		44,001	1,441,136	—	1,485,137
Construction in progress and land held for development	(1)	—	—	529,850	529,850

		$44,001	$1,441,136	$529,850	$2,014,987

(1)	Properties located in Ashburn, VA (ACC5 Phase II, ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1) and Santa Clara, CA (SC1 and SC2). On November 1, 2010, the Company placed NJ1 Phase I and ACC5 Phase II into service.

4. Debt

Debt Summary as of September 30, 2010 and December 31, 2009

($ in thousands)

	September 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,000	38.7%	4.6%	2.4	$348,500
Unsecured	550,000	61.3%	8.5%	6.5	550,000

Total	$897,000	100.0%	7.0%	4.9	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.5	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.5	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.6	—
ACC4 Term Loan (2)	197,000	22.0%	3.8%	1.1	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.2	150,000

Floating Rate Debt	347,000	38.7%	4.6%	2.4	348,500

Total	$897,000	100.0%	7.0%	4.9	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $9.7 million and $20.4 million during the three and nine months ended September 30, 2010, respectively.
(3)	Rate as of September 30, 2010.
(4)	The ACC4 Term Loan was paid off in full on October 25, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the $196.5 million balance of this loan was paid off in full.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of September 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company currently anticipates that principal payments will commence in the first quarter of 2011. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of September 30, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

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

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of September 30, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s total debt and maturity schedule as of September 30, 2010 are as follows:

Debt Maturity as of September 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$500	(2)	$500	0.1%	3.8%
2011	—		201,700	(2)(3)	201,700	22.5%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		134,400	(3)	134,400	15.0%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,000		$897,000	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier. The Company currently anticipates that principal payments will be required to be made beginning in the first quarter of 2011.
(4)	Rate as of September 30, 2010.

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

The Company has no outstanding derivative instruments as of September 30, 2010.

6. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I data centers were in place as of September 30, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2010, the NJ1 control estimate was $195.0 million of which $192.8 million has been billed, the ACC5 Phase II control estimate was $105.4 million of which $99.5 million has been billed, the ACC6 Phase I control estimate was $121.4 million of which $17.1 million has been billed and the SC1 Phase I control estimate was $239.7 million of which $83.0 million has been billed. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of September 30, 2010, the Company had entered into commitments through its construction general contractor to purchase $165.1 million in equipment and labor for our NJ1 Phase I, ACC5 Phase II, ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480 - $500 million (unaudited). Additionally the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

7. Redeemable Partnership Units

Redeemable partnership units represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. As of September 30, 2010, the owners of redeemable partnership units in the Operating Partnership owned 22,150,976 OP units or 27.1% of the Operating Partnership, and DFT held the remaining interests in the Operating Partnership. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2010, 3,137,999 OP units were redeemed and DFT elected to issue 3,137,999 shares of its common stock in exchange for the tendered OP units, representing approximately 13% of the 24,947,830 OP units held by redeemable noncontrolling interests at December 31, 2009.

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

Following the redemptions and LTIP conversions, the redemption value of the redeemable partnership units at September 30, 2010 and December 31, 2009 was $557.1 million and $448.8 million based on the closing share price of the DFT’s common stock of $25.15 and $17.99, respectively, on those dates.

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

During the nine months ended September 30, 2010, OP unitholders redeemed 3,137,999 OP units in exchange for 3,137,999 shares of DFT’s common stock.

9. Equity Compensation Plan

Concurrent with the IPO, DFT’s Board of Directors adopted the 2007 Equity Compensation Plan (“the Plan”). The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the issuance of common stock, stock options, stock appreciation rights (“SARs”), performance unit awards and LTIP units. Beginning January 1, 2008, and on each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards or other-equity based awards and the settlement of performance units shall be increased by seven and one-half percent (7 1/2%) of any additional shares of common stock or interests in the Operating Partnership issued by the Company or the Operating Partnership; provided, however, that the maximum aggregate number of shares of common stock that may be issued under this Plan shall be 11,655,525 shares. As of September 30, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,294,551 share equivalents had been issued as of such date leaving 1,673,244 shares available for future issuance. These amounts do not include the 1,035,000 shares of common stock that the Company will be authorized to issue under the Plan as of January 1, 2011 as a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	224,683	19.73
Vested	(219,157)	6.14
Forfeited	(14,266)	9.07

Unvested balance at September 30, 2010	631,637	$10.58

During the nine months ended September 30, 2010, the Company issued 224,683 shares of restricted stock which had a value of $4.4 million on the grant date. This amount will be amortized to expense over its approximate three year vesting period. Also during the nine months ended September 30, 2010, 219,157 shares of restricted stock vested at a value of $4.4 million on the vesting dates. Of these vested shares, 76,903 shares were surrendered by the Company’s employees to satisfy withholding tax obligations associated with the vesting of shares of restricted stock.

As of September 30, 2010, total unearned compensation on restricted stock was $5.1 million, and the weighted average vesting period was 1.1 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant. During the nine months ended September 30, 2010, the Company issued 290,560 stock options which had a value of $2.6 million on the grant date. This amount will be amortized to expense over its three year vesting period. Also during the nine months ended September 30, 2010, 424,903 stock options vested at a value of $6.3 million on the vesting date.

A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2010 is presented in the table below.

	Number of Shares Subject to Option	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	19.89
Forfeited	—	N/A
Exercised	(161,979)	5.06

Under option, September 30, 2010	1,403,277	$8.13

The following table sets forth the number of shares subject to option that are unvested as of September 30, 2010 and December 31, 2009 and the weighted average fair value of these options at the grant date.

	Number of Shares Subject to Option	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	9.00
Forfeited	—	N/A
Vested	(424,903)	1.48

Unvested balance at September 30, 2010	1,140,353	$3.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted during the nine months ended September 30, 2010.

Assumption
Number of options granted	290,560
Exercise price	$19.89
Expected term (in years)	6
Expected volatility	54%
Expected annual dividend	1.88%
Risk-free rate	2.86%

As of September 30, 2010, total unearned compensation on options was $3.0 million, and the weighted average vesting period was 1.0 years.

10. Earnings Per Unit

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic and Diluted Units Outstanding
Weighted average common units - basic (includes redeemable partnership units and units of general and limited partners)	81,072,220	66,679,663	73,993,031	66,643,471
Effect of dilutive securities	1,331,075	951,372	1,307,887	511,246

Weighted average common units - diluted	82,403,295	67,631,035	75,300,918	67,154,717

For the three and nine months ended September 30, 2010, approximately 0.3 million stock options have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2010:

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

•

Debt: As of September 30, 2010, the combined balance of the Unsecured Notes and mortgage notes payable was $897.0 million with a fair value of $935.5 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the mortgage notes payable and is based on discounted cash flows using interest rates from the ACC5 Term Loan that the Company obtained in December 2009.

12. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and the ACC6 development property and the NJ1 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS. The following consolidating financial information sets forth the financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$44,001	$—	$—	$44,001
Buildings and improvements	—	1,441,136			1,441,136

	—	1,485,137	—	—	1,485,137
Less: accumulated depreciation	—	(156,713)	—	—	(156,713)

Net income producing property	—	1,328,424	—	—	1,328,424
Construction in progress and land held for development	153	409,822	119,875	—	529,850

Net real estate	153	1,738,246	119,875	—	1,858,274
Cash and cash equivalents	298,281	1,453	772	—	300,506
Marketable securities held to maturity	60,106	—	—	—	60,106
Restricted cash	—	3,651	—	—	3,651
Rents and other receivables	5	2,062	1,857	—	3,924
Deferred rent	—	83,253	—	—	83,253
Lease contracts above market value, net	—	14,200	—	—	14,200
Deferred costs, net	14,722	35,416	—	—	50,138
Investment in affiliates	1,566,139	—	—	(1,566,139)	—
Prepaid expenses and other assets	1,152	13,669	919	—	15,740

Total assets	$1,940,558	$1,891,950	$123,423	$(1,566,139)	$2,389,792

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$347,000	$—	$—	$347,000
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,977	14,318	1,780	—	20,075
Construction costs payable	—	21,639	18,709	—	40,348
Accrued interest payable	13,847	701	—	—	14,548
Distribution payable	9,812	—	—	—	9,812
Lease contracts below market value, net	—	24,570	—	—	24,570
Prepaid rents and other liabilities	33	20,422	95	—	20,550

Total liabilities	577,669	428,650	20,584	—	1,026,903
Redeemable partnership units	557,097	—	—	—	557,097
Commitments and contingencies	—	—	—	—
Partners’ capital:
General partner’s capital	8,953	—	—	—	8,953
Limited partners’ capital	796,839	1,463,300	102,839	(1,566,139)	796,839

Total partners’ capital	805,792	1,463,300	102,839	(1,566,139)	805,792

Total liabilities & partners’ capital	$1,940,558	$1,891,950	$123,423	$(1,566,139)	$2,389,792

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

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$38,519	$—	$—	$38,519
Recoveries from tenants	—	20,751	—	—	20,751
Other revenues	—	367	692	—	1,059

Total revenues	—	59,637	692	—	60,329
Expenses:
Property operating costs	—	16,938	—	—	16,938
Real estate taxes and insurance	—	1,530	23		1,553
Depreciation and amortization	26	15,113	1	—	15,140
General and administrative	3,047	49	442	—	3,538
Other expenses	14	—	595		609

Total expenses	3,087	33,630	1,061	—	37,778

Operating income	(3,087)	26,007	(369)	—	22,551
Interest income	452	2	—		454
Interest:
Expense incurred	(11,769)	3,575	1,833		(6,361)
Amortization of deferred financing costs	(642)	(757)	34		(1,365)
Equity in earnings	30,325	—	—	(30,325)	—

Net income	15,279	28,827	1,498	(30,325)	15,279
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to controlling interests	$15,279	$28,827	$1,498	$(30,325)	$15,279

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended September 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$29,491	$—	$—	$29,491
Recoveries from tenants	—	17,954	—	—	17,954
Other revenues	—	264	4,211	—	4,475

Total revenues	—	47,709	4,211	—	51,920
Expenses:
Property operating costs	—	16,386	119	—	16,505
Real estate taxes and insurance	—	1,141	93		1,234
Depreciation and amortization	20	14,219	1	—	14,240
General and administrative	2,691	344	545	—	3,580
Other expenses	5	38	3,505		3,548

Total expenses	2,716	32,128	4,263	—	39,107

Operating income	(2,716)	15,581	(52)	—	12,813
Interest income	20	46	—	—	66
Interest:
Expense incurred	—	(5,935)	(153)	—	(6,088)
Amortization of deferred financing costs	—	(1,208)	(59)	—	(1,267)
Equity in earnings	8,220	—	—	(8,220)	—

Net income	5,524	8,484	(264)	(8,220)	5,524
Net income attributable to noncontrolling interests	(32)	—	—	—	(32)

Net income attributable to controlling interests	$5,492	$8,484	$(264)	$(8,220)	$5,492

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine months ended September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$111,359	$—	$—	$111,359
Recoveries from tenants	—	58,312	—	—	58,312
Other revenues	—	988	5,871	—	6,859

Total revenues	—	170,659	5,871	—	176,530
Expenses:
Property operating costs	—	49,768	137	—	49,905
Real estate taxes and insurance	—	3,774	165		3,939
Depreciation and amortization	76	45,248	3	—	45,327
General and administrative	9,555	201	1,380	—	11,136
Other expenses	19	81	4,861		4,961

Total expenses	9,650	99,072	6,546	—	115,268

Operating income	(9,650)	71,587	(675)	—	61,262
Interest income	679	9	—		688
Interest:
Expense incurred	(35,190)	4,657	2,493		(28,040)
Amortization of deferred financing costs	(1,642)	(1,659)	96		(3,205)
Equity in earnings	76,508	—	—	(76,508)	—

Net income	30,705	74,594	1,914	(76,508)	30,705
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income attributable to controlling interests	$30,705	$74,594	$1,914	$(76,508)	$30,705

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine months ended September 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$83,893	$—	$—	$83,893
Recoveries from tenants	—	51,060	—	—	51,060
Other revenues	—	687	11,966	—	12,653

Total revenues	—	135,640	11,966	—	147,606
Expenses:
Property operating costs	—	46,159	340	—	46,499
Real estate taxes and insurance	—	3,299	335		3,634
Depreciation and amortization	4	41,544	3	—	41,551
General and administrative	8,315	469	1,358	—	10,142
Other expenses	5	69	10,101		10,175

Total expenses	8,324	91,540	12,137	—	112,001

Operating income	(8,324)	44,100	(171)	—	35,605
Interest income	66	281	3	—	350
Interest:
Expense incurred	(2)	(16,704)	(395)	—	(17,101)
Amortization of deferred financing costs	—	(4,379)	(154)	—	(4,533)
Equity in earnings	22,581	—	—	(22,581)	—

Net income	14,321	23,298	(717)	(22,581)	14,321
Net income attributable to noncontrolling interests	(88)	—	—	—	(88)

Net income attributable to controlling interests	$14,233	$23,298	$(717)	$(22,581)	$14,233

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(34,528)	$95,282	$1,522	$—	$62,276

Cash flow from investing activities
Investments in real estate—development	—	(121,952)	(23,037)	—	(144,989)
Marketable securities held to maturity:
Purchase	(60,000)	—			(60,000)
Redemption	138,978	—	—	—	138,978
Investments in affiliates	(49,077)	24,976	24,101	—	—
Interest capitalized for real estate under development	—	(16,914)	(2,493)	—	(19,407)
Improvements to real estate	—	(2,719)	—	—	(2,719)
Additions to non-real estate property	(48)	(204)	(3)	—	(255)

Net cash provided by (used in) investing activities	29,853	(116,813)	(1,432)	—	(88,392)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	305,176	—	—	—	305,176
Mortgage notes payable:
Repayments	—	(1,500)	—	—	(1,500)
Return of escrowed proceeds	—	6,716	—	—	6,716
Issuance of OP units for stock option exercises	820	—	—	—	820
Payments of financing costs	(2,928)	(19)	—	—	(2,947)
Distributions	(15,231)	—	—	—	(15,231)

Net cash provided by financing activities	287,837	5,197	—	—	293,034

Net increase (decrease) in cash and cash equivalents	283,162	(16,334)	90	—	266,918
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$298,281	$1,453	$772	$—	$300,506

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(7,274)	$61,053	$(1,317)	$—	$52,462

Cash flow from investing activities
Investments in real estate—development	—	(104,747)	—	—	(104,747)
Investments in affiliates	(5,179)	4,533	646	—	—
Interest capitalized for real estate under development	—	(4,940)	—	—	(4,940)
Improvements to real estate	—	(2,373)	—	—	(2,373)
Additions to non-real estate property	(34)	(281)			(315)

Net cash provided by (used in) investing activities	(5,213)	(107,808)	646	—	(112,375)

Cash flow from financing activities
Line of credit:
Repayments	—	(9,428)	—	—	(9,428)
Mortgage notes payable:
Proceeds	—	176,726	5,000	—	181,726
Lump sum payoffs	—	(135,121)	—	—	(135,121)
Repayments	—	(1,000)	—	—	(1,000)
Payment of escrowed proceeds	—	—	(4,000)	—	(4,000)
Payments of financing costs	—	(4,343)	(186)	—	(4,529)

Net cash provided by financing activities	—	26,834	814	—	27,648

Net increase (decrease) in cash and cash equivalents	(12,487)	(19,921)	143	—	(32,265)
Cash and cash equivalents, beginning	22,094	29,859	1,559	—	53,512

Cash and cash equivalents, ending	$9,607	$9,938	$1,702	$—	$21,247

13. Subsequent Events

In October 2010, the OP issued 7.4 million, or $185 million, of its 7.875% Series A Preferred Partnership Units (liquidation preference $25 per unit) to DFT to issue the same number of shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock. The Series A Preferred Units have economic terms that are substantially similar to DFT’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock. Net proceeds to the Company were approximately $179 million, net of expenses. The Company used these proceeds, along with available cash, to pay off the remaining $196.5 million of the ACC4 Term Loan which will result in a write-off of unamortized deferred financing costs of approximately $2.5 million in the fourth quarter of 2010.

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

For a detailed discussion of certain of the risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in DFT’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 and the OP’s Amendment No. 2 to Form S-4 filed on May 27, 2010, and risks and other factors discussed in this Quarterly Report on Form 10-Q and the various other factors identified in other documents filed by the Company with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2010, owned 72.9% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.

As of September 30, 2010 the Company owns and operates seven data centers, six of which are located in Northern Virginia and one of which is located in suburban Chicago, Illinois. The New Jersey data center and the second phase of a data center in Northern Virginia were placed into service on November 1, 2010. As discussed below, the Company also owns certain development properties and parcels of land that it is currently developing, or intends to develop in the future, into wholesale data centers. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company has two data centers currently under development: ACC6 Phase I, located in Northern Virginia and SC1 Phase I, located in Santa Clara, California. The Company currently expects that ACC6 Phase I and SC1 Phase I will be completed in the third quarter of 2011. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects and the two projects that were placed into service in November 2010.

In August 2010, the Company utilized the accordion feature of its $85 million unsecured revolving three-year credit facility to increase the facility’s borrowing capacity by $15 million for an aggregate borrowing capacity of $100 million. In October 2010, the Company sold 7.4 million shares of Series A 7.7875% perpetual preferred stock raising net proceeds of approximately $179 million. The Company’s Series A preferred stock trades on the NYSE under the symbol “DFTPrA.” The Company used these proceeds along with a portion of its available cash balances to pay off in full the $196.5 million outstanding balance under the ACC4 Term Loan. The Company intends to use its remaining cash balances and amounts available under its $100 million line of credit (currently unused) to complete ACC6 Phase I and SC1 Phase I.

The following tables present certain data of the operating properties and development projects as of September 30, 2010:

Operating Properties

As of September 30, 2010

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5 Phase I	Ashburn, VA	2009	180,000	88,000	18.2	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	76%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Total Operating Properties			1,532,000	752,000	119.7

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW). ACC3’s critical load was increased from 13.0 MW to 13.9 MW during the third quarter of 2010 via a retrofitting project.
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed and commencing as of September 30, 2010 (including the remaining 24% of CH1 Phase I) represent $159 million of base rent on a straight-line basis and $138 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $2 million net amortization increase in revenue of above and below market leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2010. The information set forth in the table assumes that tenants exercise no renewal options and considers early tenant termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent

2010	—	—	—	—	—	—
2011	1	5	0.7%	1,138	1.0%	1.0%
2012	2	82	10.9%	7,340	6.1%	5.6%
2013	3	45	6.0%	4,630	3.9%	2.8%
2014	7	50	6.6%	7,887	6.6%	7.0%
2015	5	88	11.7%	15,575	13.0%	11.9%
2016	4	72	9.6%	10,423	8.7%	8.9%
2017	6	80	10.6%	13,388	11.2%	11.6%
2018	4	75	10.0%	15,309	12.8%	13.4%
2019	9	119	15.9%	21,500	17.9%	16.9%
After 2019	9	136	18.0%	22,510	18.8%	20.9%

Total	50	752	100%	119,700	100%	100%

(1)	The operating properties have a total of 26 tenants with 50 different lease expiration dates. The top three tenants represented 59% of annualized base rent as of September 30, 2010.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One megawatt is equal to 1,000 kW.

Development Projects

As of September 30, 2010

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased

Current Development Projects
ACC5 Phase II	Ashburn, VA (6)	180,000	88,000	18.2	$144,000 - $146,000	$137,085	88%
NJ1 Phase I	Piscataway, NJ (6)(7)	180,000	88,000	18.2	200,000 - 202,000	190,149	6%
SC1 Phase I	Santa Clara, CA (8)	180,000	88,000	18.2	230,000 - 260,000	80,601	0%
ACC6 Phase I	Ashburn, VA (8)	131,000	66,000	13.0	110,000 - 130,000	16,834	0%

		671,000	330,000	67.6	$684,000 - $738,000	424,669

Future Development Projects/Phases
CH1 Phase II	Elk Grove Village, IL	200,000	90,000	18.2	$ 17,564	17,564
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	44,000 - 46,000	38,086
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	50,000 - 60,000	33,262
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	25,000 - 30,000	10,104

		691,000	332,000	67.6	$136,564 - $153,564	99,016

Land Held for Development
ACC7	Ashburn, VA	100,000	50,000	10.4	—	3,914
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	—	2,251

		400,000	221,000	46.8		6,165

Total		1,762,000	883,000	182.0		$529,850

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, shell, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, underground work and capitalized interest through Phase I opening only; CH1 Phase II project costs includes land, shell and capitalized interest only. Development costs beyond the current projects have not yet been estimated for these properties.
(5)	Amount capitalized as of September 30, 2010.
(6)	Placed into service on November 1, 2010.
(7)	As of November 3, 2010, ACC5 Phase II is 75% leased and NJ1 Phase I is 22% leased.
(8)	Completion expected during the third quarter of 2011.

As presented above, ACC5 Phase II is 75% leased as of November 3, 2010 compared to 88% pre-leased as of September 30, 2010. Subsequent to September 30, 2010, a tenant elected to expand into the New Jersey market and we mutually agreed to move an executed lease yet to be commenced at ACC5 Phase II to NJ1 Phase I.

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

Although most of the Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from the commencement of leases that were signed at CH1 Phase I and ACC5 Phase I during the second quarter of 2010, the commencement of leases at ACC5 Phase II and NJ1 Phase I upon the opening of these developments in the fourth quarter of 2010 and the future leasing of vacant space in ACC5 Phase II and NJ1 Phase I, both of which were placed into service on November 1, 2010. ACC5 Phase II and NJ1 Phase I were respectively 75% and 22% leased as of November 3, 2010. The Company’s revenue growth depends on its ability to lease the vacant space in the ACC5 Phase II and NJ1 Phase I development properties. Additionally, under the Company’s triple net leases, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income.

The amount of rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the historical lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. None of the Company’s existing leases are scheduled to expire in 2010. The Company’s operating properties are located in Northern Virginia, New Jersey and suburban Chicago, Illinois, and one of its development properties is located in Santa Clara, California. Changes in the conditions of these markets will impact the overall performance of the Company’s current and future operating properties, and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease. Nevertheless, if the Company cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, the Company’s rental income will be impacted adversely in future periods.

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

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2010, owned 72.9% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues. Revenues for the three months ended September 30, 2010 were $60.3 million. This amount includes base rent of $38.5 million, tenant recoveries of $20.7 million, which includes the property management fee, and other revenue of $1.1 million, primarily from projects for the Company’s tenants performed by the TRS. The $60.3 million in revenues for the three months ended September 30, 2010 compares to revenue of $51.9 million for the three months ended September 30, 2009. The increase in revenues of $8.4 million, or 16%, was due to the lease-up of CH1 and ACC5 Phase I, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items. Also offsetting the increase in revenue is a $1.2 million reduction due to energy costs savings from the Company’s participation in load management and rate setting programs. These energy savings, while a reduction of revenue to the Company, represent a direct reduction of property operating costs as well, due to the triple net lease structure in place with tenants.

Expenses. Expenses for the three months ended September 30, 2010 were $37.8 million as compared to $39.1 million for the three months ended September 30, 2009. The decrease of $1.3 million, or 3%, was primarily due to the following: a decrease of $2.9 million of other expenses primarily related to decreases in a la carte services provided to tenants on a non-recurring basis partially offset by increases in $0.4 million of property operating costs as ACC4, CH1 and ACC5 Phase I matured in their operations which was partially offset by the decrease in energy costs discussed above, $0.9 million of increased depreciation as ACC5 Phase I went into service in September 2009 and $0.3 million of increased real estate taxes and insurance.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2010 was $7.7 million as compared to $7.4 million for the three months ended September 30, 2009. Total interest incurred for the three months ended September 30, 2010 was $17.4 million, of which $9.7 million was capitalized, which compares to total interest incurred of $9.2 million for the three months ending September 30, 2009, of which $1.8 million was capitalized. The increase in total interest period over period was primarily due to higher overall debt balances following the unsecured debt offering in 2009. Interest capitalized increased period over period as the Company had four projects under development in the third quarter of 2010 as compared to one project under development for two months of the third quarter of 2009.

Net Income. Net income for the three months ended September 30, 2010 was $15.3 million compared to $5.5 million for the three months ended September 30, 2009. The increase of $9.8 million, or 178%, was primarily due to higher revenues partially offset by higher interest expense, in each case for the reasons discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues. Revenues for the nine months ended September 30, 2010 were $176.5 million. This amount includes base rent of $111.4 million, tenant recoveries of $58.3 million, which includes the property management fee, and other revenue of $6.8 million, primarily from projects for the Company’s tenants performed by the TRS. The $176.5 million of revenues for the nine months ended September 30, 2010 compares to revenue of $147.6 million for the nine months ended September 30, 2009. The increase in revenues of $28.9 million, or 20%, was due to the lease-up of ACC4, CH1 and ACC5 Phase I, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items. Also offsetting the increase in revenue is a $3.3 million reduction due to energy costs savings from the Company’s participation in load management and rate setting programs. These energy savings, while a reduction of revenue to the Company, represent a direct reduction of property operating costs as well, due to the triple net lease structure in place with tenants.

Expenses. Expenses for the nine months ended September 30, 2010 were $115.3 million as compared to $112.0 million for the nine months ended September 30, 2009. The increase of $3.3 million, or 3%, was primarily due to the following: $3.4 million of increased property operating costs as ACC4, CH1 and ACC5 Phase I matured in their operations which was partially offset by the decrease in energy costs discussed above, $3.8 million of increased depreciation as ACC5 Phase I went into service in September 2009 and $1.0 million of increased general and administrative expenses due to increased non-cash stock compensation costs, partially offset by a decrease of $5.2 million of other expenses primarily related to decreases in a la carte services provided to tenants on a non-recurring basis.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2010 was $31.2 million as compared to $21.6 million for the nine months ended September 30, 2009, which included a write-off of $1.0 million of unamortized loan costs related the CH1 construction loan that was paid off in February 2009. Total interest incurred for the nine months ended September 30, 2010 was $51.6 million, of which $20.4 million was capitalized, which compares to total interest incurred of $27.8 million for the nine months ended September 30, 2009, of which $6.2 million was capitalized. The increase in total interest period over period was primarily due to higher overall debt balances following the unsecured debt offering in 2009. Interest capitalized increased period over period as the Company had four projects under development in 2010 as compared to one project under development in 2009.

Net Income. Net income for the nine months ended September 30, 2010 was $30.7 million compared to $14.3 million for the nine months ended September 30, 2009. The increase of $16.4 million, or 115%, was primarily due to higher revenues partially offset by higher expenses and higher interest expense, in each case for the reasons discussed above.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2010 is a $4.5 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of taxes by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net cash provided by operating activities increased by $9.6 million, or 18%, to $62.1 million for the nine months ended September 30, 2010, as compared to $52.5 million for the corresponding period in 2009. The increase is primarily due to increased cash rents collected.

Net cash used in investing activities decreased by $24.0 million, or 21%, to $88.4 million for the nine months ended September 30, 2010 compared to $112.4 million for the corresponding period in 2009. Cash used in investing activities for the nine months ended September 30, 2010 and 2009 primarily consisted of expenditures for the Company’s projects under development. The decrease in cash used in investing activities was primarily due to $139.0 million of cash received from redemptions of marketable securities in the first nine months of 2010, partially offset by the investment of $60.0 million in marketable securities and a $54.7 million increase in funds and interest expended on development projects.

Net cash provided by financing activities increased by $265.5 million to $293.1 million for the nine months ended September 30, 2010 compared to $27.6 million for the corresponding period in 2009. This increase primarily consisted of proceeds from the issuance of the Company’s common stock of $305.2 million. Cash provided by financing activities for the nine months ended September 30, 2009 primarily consisted of $150.0 million of proceeds from the utilization of the ACC4 term loan’s accordion feature, $25.0 million of proceeds from the previous ACC5 loan, and $5.0 million of proceeds from the SC1 Loan, partially offset by the payoff of the CH1 construction loan of $135.1 million, $4.0 million of loan proceeds held in escrow as partial security for the previous ACC5 and SC1 loans, repayment of $9.4 million of the Company’s previous line of credit and the ACC4 term loan and payment of $4.5 million of financing costs.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of September 30, 2010:

Capital Structure as of September 30, 2010

(in thousands except per share data)

Mortgage notes payable			$347,000
Unsecured Notes			550,000

Total Debt			897,000	30.4%
Common Shares	73%	59,618
Operating Partnership (“OP”) Units	27%	22,151

Total Shares and Units	100%	81,769
Common Share Price at September 30, 2010		$25.15

Total Equity			2,056,490	69.6%

Total Market Capitalization			$2,953,490	100.00%

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

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional equity and/or debt securities, when market conditions permit (such as the Company’s December 2009 note offering, May 2010 common stock offering and October 2010 perpetual preferred stock offering). Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In October 2010, the Company sold 7.4 million shares of Series A 7.875% perpetual preferred stock raising net proceeds of approximately $179 million. The Company used these proceeds along with a portion of its available cash balances to pay off in full the $196.5 million outstanding balance under the ACC4 Term Loan. The Company intends to use its remaining cash along with amounts available under its $100 million line of credit to complete ACC6 Phase I and SC1 Phase I.

In August 2010, the Company utilized the accordion feature of its $85 million unsecured revolving three-year credit facility to increase the facility’s borrowing capacity by $15 million for an aggregate borrowing capacity of $100 million. As of the date hereof, the Company has not drawn down any funds under the facility.

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

A summary of the Company’s total debt as of September 30, 2010 and December 31, 2009 is as follows:

Debt Summary as of September 30, 2010 and December 31, 2009

($ in thousands)

	September 30, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$347,000	38.7%	4.6%	2.4	$348,500
Unsecured	550,000	61.3%	8.5%	6.5	550,000

Total	$897,000	100.0%	7.0%	4.9	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	61.3%	8.5%	6.5	$550,000

Fixed Rate Debt	550,000	61.3%	8.5%	6.5	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.6	—
ACC4 Term Loan (2)	197,000	22.0%	3.8%	1.1	198,500
ACC5 Term Loan	150,000	16.7%	5.8%	4.2	150,000

Floating Rate Debt	347,000	38.7%	4.6%	2.4	348,500

Total	$897,000	100.0%	7.0%	4.9	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $9.7 million and $20.4 million during the three and nine months ended September 30, 2010, respectively.
(1)	Rate as of September 30, 2010.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

Outstanding Indebtedness

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the Company paid off the $196.5 million balance of the ACC4 Term Loan which will result in a write-off of unamortized deferred financing costs of approximately $2.5 million in the fourth quarter of 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of September 30, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million beginning on the earlier of the date on which the debt service coverage ratio is at least 1.00 to 1, or June 30, 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company currently anticipates that principal payments will commence in the first quarter of 2011. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of September 30, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company will pay interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

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

The Operating Partnership also entered into a registration rights agreement under which the Operating Partnership agreed to use commercially reasonable efforts to file, on or before 120 days after December 16, 2009, and cause to become effective, on or before 270 days after December 16, 2009, an exchange offer registration statement that would offer to exchange the Unsecured Notes for bonds identical in terms, except that the newly-issued bonds would not be subject to transfer restrictions. The exchange offer registration statement was declared effective as of June 17, 2010 and the exchange of all of the notes was completed by July 22, 2010, each within the time limits provided in the registration rights agreement. Having completed the exchange offer, the Operating Partnership will not be required to pay additional interest to the Unsecured Note holders.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of September 30, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, VA3, VA4 and CH1 data centers, the ACC5 data center and ACC6 development property and the NJ1 development property but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s debt maturity schedule as of September 30, 2010 is as follows:

Debt Maturity as of September 30, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2010	$—		$500	(2)	$500	0.1%	3.8%
2011	—		201,700	(2)(3)	201,700	22.5%	3.8%
2012	—		5,200	(3)	5,200	0.6%	5.8%
2013	—		5,200	(3)	5,200	0.6%	5.8%
2014	—		134,400	(3)	134,400	15.0%	5.8%
2015	125,000	(1)	—		125,000	13.9%	8.5%
2016	125,000	(1)	—		125,000	13.9%	8.5%
2017	300,000	(1)	—		300,000	33.4%	8.5%

Total	$550,000		$347,000		$897,000	100%	7.0%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.
(3)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled principal amortization payments of $1.3 million per quarter start in the third quarter of 2011 or upon economic stabilization, whichever is earlier. The Company currently anticipates that principal payments will be required to be made beginning in the first quarter of 2011.
(4)	Rate as of September 30, 2010.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2010, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC4 Term Loan, the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2010		2011-2012		2013-2014	Thereafter	Total
Long-term debt obligations	$500	(1)	$206,900	(1)	$139,600	$550,000	$897,000
Interest on long-term debt obligations	15,790	(1)	116,423	(1)	108,495	106,427	347,135
Construction costs payable	40,348		—		—	—	40,348
Commitments under development contracts (2)	116,230		48,893		—	—	165,123
Operating leases	94		767		693	—	1,554

Total	$172,962		$372,983		$248,788	$656,427	$1,451,160

(1)	The ACC4 Term Loan with a balance of $197.0 million of principal in the above table was paid off in full on October 25, 2010.
(2)	Contracts related to the development of the ACC6 Phase I and SC1 Phase I data centers are not fully included above due to the cost plus nature of these contracts. Amount represents committed costs only as of September 30, 2010. For an estimate of our total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 6 of our Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income	$15,279	$5,524	$30,705	$14,321
Depreciation and amortization	15,140	14,240	45,327	41,551
Less: Non real estate depreciation and amortization	(164)	(124)	(452)	(355)

FFO available to controlling and redeemable noncontrolling interests (1)	$30,255	$19,640	$75,580	$55,517

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Related Party Transactions

Leasing Arrangements

As of September 30, 2010 the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT’s Executive Chairman and President and Chief Executive Officer. This lease expires in September 2014. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of September 30, 2010 would decrease future net income and cash flows by approximately $2.0 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because the Company’s LIBOR rate was approximately 0.3% at September 30, 2010, a decrease of 0.3% would result in an increase in future net income and cash flows of approximately $0.6 million annually less the impact of capitalization. One of the Company’s variable rate loans has a LIBOR floor of 1.5% and is therefore not impacted by an interest rate increase or decrease of 1%. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures with Respect to DFT

Evaluation of Disclosure Controls and Procedures

DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DFT’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, DFT’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.

Controls and Procedures with Respect to the Operating Partnership

Evaluation of Disclosure Controls and Procedures

DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company does not have a stock repurchase program. However, during the quarter ended September 30, 2010, some of the Company’s employees were deemed to have surrendered shares of DFT’s common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the quarter ended September 30, 2010, the Company acquired and retired 3,349 shares of common stock at an average price per share of $24.38 (based on the average of the opening and closing price of DFT’s common stock as of the dates of the determination of the withholding tax amounts, which was the date the restricted stock vested). The Company did not pay any cash consideration to acquire these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A, filed by the Registrant on October 18, 2010 (Registration No. 333-158585) (the “Form 8-A”)).

4.1	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Form 8-A).

10.1	Restated Employment Agreement, dated July 29, 2010, between Hossein Fateh and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 30, 2010 (Registration No. 001-33748)).

10.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: November 4, 2010	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P. By: DuPont Fabros Technology, Inc., its sole general partner

Date: November 4, 2010	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A, filed by the Registrant on October 18, 2010 (Registration No. 333-158585) (the “Form 8-A”)).

4.1	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Form 8-A).

10.1	Restated Employment Agreement, dated July 29, 2010, between Hossein Fateh and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 30, 2010 (Registration No. 001-33748)).

10.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)