Form 10-K
period 2010-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2011-02-24
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2010

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From                      To

Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, DC	20005
(Address of principal executive offices)	(Zip Code)

(202) 728-0044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant was $1,418 million as of June 30, 2010.

As of February 23, 2011, there were 60,837,298 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders scheduled for May 25, 2011 to be filed with the Securities and Exchange Commission by no later than April 30, 2011, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate developments in the Company’s markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully operate stabilized properties;

•	defaults on or non-renewal of leases by tenants, including by the Company’s three largest tenants that accounted for 60% of the Company’s annualized base rent as of December 31, 2010;

•

failure to successfully complete or delays in completing the Company’s development properties (including, without limitation, as a result of failing to obtain financing or construction, occupancy or related permits) or failure to lease-up once completed;

•

failure to obtain necessary financing, extend the maturity of or refinance the Company’s existing debt, or comply with the financial and other covenants of the agreements that govern the Company’s existing debt;

•	decreased rental rates, increased vacancy rates or tenant bankruptcies;

•	increased interest rates;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations, including disruptions in the credit markets and the availability of capital and other financing; and

•	changes in real estate and zoning laws.

For a detailed discussion of certain of the risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS

The Company

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of December 31, 2010, owned 73.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 26.8% economic interest was owned by redeemable noncontrolling interests—operating partnership. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s preferred stock trades on the NYSE under the symbol “DFTPrA”.

The Company is a leading owner, developer, operator and manager of large-scale data center facilities leased to tenants under long-term leases—commonly referred to as “wholesale data centers.” The Company’s data centers are highly specialized, secure facilities used by the Company’s tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool the computer servers which support many of their most critical business processes. The Company leases the raised square footage and available power of each of the Company’s facilities to tenants under long-term triple-net leases, most of which contain annual rental increases. The Company’s data centers are strategically located in major population centers with significant electrical power availability and hubs of extensive fiber network connectivity. For the year ended December 31, 2010, the Company generated $242.5 million of total revenues, $43.7 million in net income and $27.3 million of net income attributable to common shares, and, as of December 31, 2010, the Company had total assets of $2.4 billion.

As of December 31, 2010, the Company held a fee simple interest in eight operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 Phase I and NJ1 Phase I; two data center properties currently under development—referred to as SC1 Phase I and ACC6 Phase I; four data center properties held for future development—referred to as CH1 Phase II, NJ1 Phase II, SC1 Phase II and ACC6 Phase II; and land to be used to develop two additional data centers—referred to as ACC7 and SC2 Phases I/II. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the Company’s operating properties. The Company believes that its data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world’s largest technology companies. The Company’s data center in Northern Virginia known as ACC5 is the prototype for the Company’s ground-up developments due to its enhanced power capacity and flexible design, which enables the Company to accommodate both smaller and larger tenants in a single, secure facility. The ACC5 data center is designed to provide tenants with a total of 36.4 megawatts, or MW, of power, which the Company refers to as critical load. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by the Company’s tenants to operate their computer servers. Because the Company believes that critical load is the primary factor used by tenants in evaluating their data center requirements, the Company’s rents are based primarily on the amount of power made available to its tenants, rather than the amount of space that they occupy. Accordingly, throughout this Form 10-K, we discuss our operations in terms of critical load because it is one of the primary metrics that the Company uses to manage its business. Also provided is information relating to a facility’s total gross building area and its raised square footage, which is the net rentable square footage of each of the Company’s facilities.

Through the Company’s taxable REIT subsidiary, the Company also provides certain technical services to its tenants as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by its tenants.

Market Opportunity

Data centers are buildings that house a large number of computer servers and include the key related infrastructure necessary for operation of the servers, including systems for power distribution, environmental control, fire suppression and security. Network access is typically provided into a data center using optical fiber. The data center market in North America is highly fragmented with more than 350 companies providing different forms of internet data center services. Wholesale data center providers lease to a limited number of tenants relatively large amounts of data center space, which are referred to as cells or pods, that generally range in size from 2,500 to 40,000 square feet. In contrast, colocation providers operate on a retail model and rent space to many customers based on individual racks/cabinets or cages which generally range in size from 500 to 5,000 square feet in size. There are a limited number of wholesale providers in the data center market to meet the growing demand from technology companies. Wholesale providers generally offer greater power through a single data center facility than can a colocation provider; provide savings on the cost to operate the data center infrastructure through economies of scale; provide secure facilities with on-site security staffed 24 hours a day, seven days a week to support critical business processes; and allow technology companies to manage their own servers.

The global wholesale data center market is projected to grow approximately 15% each year through 2014, according to Tier1Research’s January 2011 report “Multi-Tenant Datacenter Supply 2011.” The Company believes that the total data center market is increasing primarily as a result of the continued strong growth in Internet traffic. Tier1Research estimates that internet traffic is growing more than 50% per annum. Tier1Research also estimates that market demand for multi-tenant data center space will continue unabated through 2013.

Competitive Strengths

The Company believes that it distinguishes itself from other data center providers through the following competitive strengths:

Data centers strategically located with high power capacity. The Company’s operating and planned development properties are strategically located in the Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. The Company believes these locations help attract and retain tenants because access to less expensive power yields significant cost savings for its tenants under the terms of its triple-net leases, and the proximity to large population centers enhances performance by reducing latency (the time it takes a packet of information to reach the end user). Additionally, the Company’s facilities are engineered to provide critical load sufficient to serve many of the world’s largest technology companies, which require more power than colocation facilities are designed to provide.

Long-term triple net leases to industry-leading tenants with strong credit. The Company’s tenant base includes leading national and international technology companies, such as Microsoft, Yahoo!, Facebook and Google. As of December 31, 2010, the Company’s three largest tenants, Microsoft, Yahoo! and Facebook, which are currently under long term leases with staggered lease expirations, collectively accounted for 60% of its annualized base rent. Under the terms of its triple net leases, the Company’s tenants occupy all or a percentage of each of its data centers and are obligated to reimburse it for property-level operating expenses. In addition, under the Company’s triple-net lease structure, its tenants pay for only the power they use and power that is used to cool their space. The Company believes that this lease structure, together with the economies of scale resulting from the size of its data centers, results in its tenants paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. The Company’s leases provide for annual rent increases, and, as of December 31, 2010, the Company’s weighted average remaining lease term was approximately 6.9 years.

Strong development track record and pipeline. The Company currently owns and operates eight data centers, seven of which are 100% leased as of February 8, 2011. NJ1, which is 22% leased as of February 8, 2011, was placed into service in November 2010. The Company believes that its in-house development expertise, together with its relationships with contractors who are experienced in the construction of data centers, gives it a significant advantage over those of the Company’s competitors who are required to rely exclusively on third parties to develop and maintain their properties. The Company also believes that its development properties and parcels of land suitable for data center development gives it an advantage over those of its competitors who may have to acquire suitable sites for future development.

Business Strategy

The Company’s primary business objective is to maximize cash flow through the prudent management of a balanced portfolio of operating and development properties. The Company’s business strategies to achieve these objectives are:

Maximize cash flow from existing properties. The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of its operating properties. The Company strives to maximize its cash flows under these leases by including a monthly base rent obligation and property management fee to compensate it for the management of its properties, and a “triple net” structure, which obligates the Company’s tenants to reimburse it for the costs that it incurs to operate the data center, including the cost of electricity used by tenants to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. The Company’s leases provide for annual increases of base rent—either a flat rate of about 3% or in some cases based on the consumer price index. The Company currently is focused on leasing the first phase of its NJ1 facility, which is 22% leased as of February 8, 2011.

Expand and diversify tenant base. The Company’s existing tenant base consists primarily of large technology companies, and three of its stabilized data center properties are leased by its two largest tenants under long-term leases with staggered lease expirations in each facility. The Company seeks to expand and diversify its tenant base by marketing its remaining available space at its existing properties and new space at its development properties to other customers, including financial services companies, government agencies and enterprise companies, which demand data center space in smaller quantities—generally 10 MW or less—than large technology companies. The Company believes that its wholesale data center model offers these customers a number of important advantages compared to a typical colocation facility, including the ability to realize economies of scale (such as bulk-priced power contracts) by sharing the facility with larger users, while at the same time enjoying tightly controlled access to their own dedicated and secure computer room. The Company’s triple-net lease terms also enable these customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). The Company has attracted these types of customers to its data center properties. The Company will continue to market its properties to technology companies, financial services companies, government agencies and enterprise companies.

Prudently build-out the current development pipeline. In May 2010, the Company commenced development of the first phase of its ACC6 data center and resumed development of the first phase of its SC1 data center. The Company expects to complete these two data centers in the third quarter of 2011. Over time, after it has secured adequate financing, the Company plans to develop its existing development properties: ACC7 located in Northern Virginia, SC2 located in Santa Clara, California, and the second phases of CH1, NJ1, ACC6 and SC1. Through these developments, the Company will diversify its geographic footprint and provide new and existing tenants with various geographic options. The Company intends to finance future developments through a combination of equity and debt capital.

Properties

Operating Properties

The following table presents a summary of the Company’s operating properties as December 31, 2010:

Operating Properties

As of December 31, 2010

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	36.4	88%	88%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal—stabilized			1,712,000	840,000	137.9
Completed not Stabilized
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	18.2	22%	6%

Total Operating Properties			1,892,000	928,000	156.1

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of December 31, 2010 (including the 16% of NJ1 Phase I leased but not commenced) represent $185 million of base rent on a straight-line basis and $154 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $2 million net amortization increase in revenue of above and below market leases.
(6)	As of February 8, 2011, ACC5 is 100% leased and 100% commenced, and NJ1 Phase I is 22% leased and 9% commenced.

Tenant Diversification

As of December 31, 2010, the Company’s portfolio was leased to 27 data center tenants with 58 different lease expiration dates. As of December 31, 2010, the Company’s three largest tenants, Yahoo!, Microsoft and Facebook, accounted for 60% of its annualized base rent. Revenues from Yahoo!, which were $63.0 million in 2010, Microsoft, which were $54.3 million in 2010, and Facebook, which were $40.0 million in 2010, each accounted for greater than 10% of its 2010 consolidated revenues. The Company has three leases with one of these tenants with expiration dates ranging from 2012 to 2019 and options by the tenant to renew these leases for five years. The Company has two leases with another of these tenants with expiration dates ranging from 2012 to 2018 and options by the tenant to renew these leases for periods ranging from 8 to 16 years. The Company has two leases with another of these tenants with expiration dates ranging from 2018 to 2022 with options by the tenant to renew these leases for five years. For revenue information for these three tenants for the last three years, see Note 5 to the Company’s consolidated financial statements included herein.

Lease Expirations

Lease Expirations

As of December 31, 2010

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2011. The information set forth in the table assumes that tenants exercise no renewal options and takes into account early tenant termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2011	1	5	0.6%	1,138	0.8%	0.9%
2012	2	82	9.8%	7,340	5.3%	4.8%
2013	3	45	5.4%	4,630	3.4%	2.4%
2014	7	50	5.9%	7,887	5.7%	6.0%
2015	7	99	11.8%	17,850	13.0%	12.0%
2016	4	72	8.6%	10,423	7.6%	7.6%
2017	6	80	9.6%	13,388	9.8%	9.9%
2018	4	75	9.0%	15,309	11.2%	11.4%
2019	9	119	14.3%	21,500	15.7%	14.5%
2020	6	65	7.7%	11,862	8.6%	9.5%
After 2020	9	145	17.3%	26,003	18.9%	21.0%

Total	58	837	100%	137,330	100%	100%

(1)	The operating properties have a total of 27 tenants with 58 different lease expiration dates. The top three tenants represented 60% of annualized base rent as of December 31, 2010.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.

Development Projects

The following table presents a summary of the Company’s development properties as of December 31, 2010:

Development Projects

As of December 31, 2010

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
Current Development Projects
SC1 Phase I	Santa Clara, CA (6)	180,000	88,000	18.2	$230,000 - 260,000	$146,787	0%
ACC6 Phase I	Ashburn, VA (6)	131,000	66,000	13.0	110,000 - 130,000	60,167	0%

		311,000	154,000	31.2	$340,000 - 390,000	206,954

Future Development Projects/Phases
CH1 Phase II	Elk Grove Village, IL (7)	200,000	109,000	18.2	$ 17,715	17,715
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	44,000 - 46,000	39,275
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	50,000 - 60,000	46,225
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	25,000 - 30,000	20,053

		691,000	351,000	67.6	$136,715 - 153,715	123,268

Land Held for Development
ACC7	Ashburn, VA	100,000	50,000	10.4	—	4,242
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	—	2,222

		400,000	221,000	46.8		6,464

Total		1,402,000	726,000	145.6		$336,686

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, shell, underground work and capitalized interest through Phase I opening only; CH1 Phase II project costs includes land, shell and capitalized interest only.
(5)	Amount capitalized as of December 31, 2010.
(6)	Completion expected during the third quarter of 2011.
(7)	As of February 8, 2011, CH1 Phase II is 29% pre-leased.

Competition

The Company believes it has two types of competitors:

•	Companies who choose to build, own and operate their own datacenters rather than outsource, and

•	Developers of both wholesale and colocation data centers.

In operating and managing its portfolio, the Company competes for tenants based on factors including location, available critical load, amount of raised square footage, flexibility and expertise in the design and operation of data centers.

The Company also faces competition for the acquisition of land suitable for the development of wholesale data centers from real estate developers in its and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the supply of wholesale data center space in the markets the Company seeks to serve.

Regulation

Americans With Disabilities Act

The Company’s properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of the Company’s properties where such removal is readily achievable. While it has not conducted a formal audit or investigation of its compliance with the ADA, the Company believes that its operating properties are in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and the Company will continue to assess its properties and make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of the Company’s properties for industrial and retail purposes (CH1, NJ1, SC1, SC2 and ACC7), so those properties may contain some level of environmental contamination. In addition, many of the Company’s properties presently contain large fuel storage tanks for emergency power, which is critical to the Company’s operations. If any of these tanks has a release of fuel to the environment, the Company would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at the Company’s properties may expose it to third-party liability or materially adversely affect its ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

Some of the Company’s properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to the Company’s properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in the Company’s portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If the Company or its tenants fail to comply with these various requirements, the Company might incur governmental fines or private damage awards. Moreover, the Company does not know whether existing requirements will change or whether future requirements will require it to make significant unanticipated expenditures that will materially adversely impact its financial condition, results of operations, cash flow, cash available for distributions, the per share trading price of its common stock and its ability to satisfy its debt service obligations. The Company requires its tenants to comply with these environmental, health and safety laws and regulations and to indemnify it for any related liabilities. Environmental noncompliance liability could also affect a tenant’s ability to make rental payments to the Company.

Although the Company’s properties have been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with the Company’s properties. Unless required by applicable laws or regulations, the Company may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

The Company’s NJ1 property located in Piscataway, New Jersey, is subject to New Jersey’s Industrial Site Recovery Act, or ISRA. Under ISRA, the state’s Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution caused by its activities on the site. In this case, the prior owner of the New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. The Company was not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of its purchase contract with the Company to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified the Company with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, the Company is named as an additional insured on a number of the Seller’s environmental, workers’ compensation, and professional liability insurance policies, and the Company carries insurance regarding some of the risks associated with the known contamination as well. Nonetheless, as the current landowner, under ISRA, the Company may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, the Company could be required to continue them under applicable law. However, the Company does not anticipate that such costs would be material and it would seek to recover them from the Seller. The Company does not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, the Company’s current use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so the Company does not expect such restrictions to have a material impact on its business. However, if the Company were to be held liable for any unanticipated costs associated with the environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on its financial condition and results of operations.

The Company is required to obtain a number of permits from various governmental agencies to construct a data center facility, including customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that it uses for emergency back-up power at its facilities. In addition, various environmental agencies that regulate air quality require that the Company obtains permits for the operation of its diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to the Company could delay or preclude its ability to construct or operate its data center facilities.

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio, which includes coverage for riots, terrorism, acts of God and floods. The Company has policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, the properties in its portfolio are currently adequately insured. See “Item 1A.—Risk Factors—Risks Related to the Company’s Business and Operations—Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect the Company’s financial condition and results of operations.” Some risks to the Company’s properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of the Company’s losses.

Employees

As of December 31, 2010, the Company had 83 full-time employees, with approximately 65 percent located on site at its various data centers in Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California, and the remainder located in Washington, D.C. at its corporate headquarters. The Company believes its relations with its employees are good.

Offices

The Company’s headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and the Company’s phone number is (202) 728-0044. As of December 31, 2010, the Company leased approximately 9,337 square feet of office space in this building. The Company believes its current offices are adequate for its current operations.

Available Information

The Company maintains a website, http://www.dft.com, which contains additional information concerning the Company. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the SEC. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of its Board of Directors are also available on its website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to the Company’s website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.

Financial Information

For required financial information related to the Company’s operations, please refer to its consolidated financial statements, including the notes thereto, included with this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company, our properties and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Risks Related to Our Debt and Preferred Stock Financing

We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.

The cash that we used for the development of data center facilities exceeded the cash provided by our operating activities in all years since the IPO. Our operating activities are not expected to generate sufficient cash to provide the capital necessary to develop land that we hold for future data center development, including to construct the second phases of our CH1, NJ1 and SC1 data center facilities or to refinance our existing indebtedness, in part because, as a REIT, DFT is required under the Code to distribute at least 90% of its taxable net income to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

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

If we are unable to obtain capital from third parties, we may need to find alternative ways to increase our liquidity, which may include curtailing development activity or disposing of one or more of our properties possibly on disadvantageous terms.

Disruptions in the financial markets may materially and adversely affect our ability to secure additional financing.

The credit markets continue to experience significant price volatility, dislocations and liquidity disruptions, the concern of which has led many lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Continued uncertainty in these markets may affect our ability to obtain debt financing at all or on terms favorable or acceptable to us. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. Our inability to secure additional financing may impede our ability to complete on a timely basis, or at all, our development projects.

We have significant outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under our debt instruments, and exposes us to the risk of default under its debt obligations.

As of December 31, 2010, our total consolidated indebtedness was $700.0 million. This level of indebtedness exceeds our cash on hand and our annual cash flows from operating activities. As of December 31, 2010, we had outstanding $185.0 million of 7.875% Series A cumulative redeemable perpetual preferred stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

Our ability to meet the payment and other obligations under our debt instruments or terms of our preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes and our credit agreements, our Series A Preferred Stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debt obligations, which could materially and adversely affect our liquidity.

Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, could have significant adverse consequences, including the following:

•	make it more difficult for us to satisfy our debt obligations;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	limit our ability to refinance our indebtedness at maturity or impose refinancing terms that may be less favorable than the terms of the original indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Code;

•	cause us to violate restrictive covenants in our loan documents, which would entitle our lenders to accelerate our debt obligations;

•	cause us to default on its obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;

•	force us to dispose of one or more of its properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; and

•

limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in its business and industry, thereby limiting our ability to compete effectively or operate successfully.

If any one of these events was to occur, our operations and financial condition would be materially adversely affected.

The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities, which could materially adversely affect our growth prospects, future operating results and financial condition.

The documents that govern our outstanding indebtedness contain customary negative covenants and other financial and operating covenants that place restrictions on DFT, the Operating Partnership and their respective subsidiaries. These covenants restrict, among other things, the ability of DFT, the Operating Partnership and their respective subsidiaries to:

•	incur debt and liens;

•	enter into sale and leaseback transactions;

•	make certain dividend payments, distributions and investments;

•	enter into transactions with affiliates;

•	enter into agreements limiting the Operating Partnership’s ability to make certain transfers and other payments from subsidiaries;

•	sell assets; and

•	merge or consolidate.

In addition, covenants contained in the documents that govern our outstanding indebtedness require the Operating Partnership and/or its subsidiaries to meet certain financial performance tests.

These restrictive operational and financial covenants will reduce our flexibility in conducting our operations, limit our flexibility in planning for, or reacting to, changes in our business and industry, and limit our ability to engage in activities that may be in our long-term best interest, including the ability to make acquisitions or take advantage of other business opportunities that may arise, any of which could materially adversely affect our growth prospects, future operating results and financial condition.

Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt (which might also cause cross-defaults with respect to our other debt obligations). For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness.”

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we would be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated and would have a material adverse effect on us.

Each of our debt instruments requires that we maintain certain financial ratios. The credit agreement that is secured by our ACC5 and ACC6 data center facilities provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 65% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under this credit agreement, the administrative agent periodically has the right to have each of our stabilized data center properties appraised. If the total indebtedness of the Operating Partnership exceeds 65% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio.

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

In addition, the indenture that governs our senior notes requires, among other things, that the Operating Partnership and our subsidiaries that guaranty the notes maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.

If we do not continue to satisfy these covenant ratios, we will be in default under the applicable debt instrument, which in turn would trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated. These events would have a material adverse effect on our liquidity.

Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.

The obligations under one of our credit agreements—with an outstanding principal balance at December 31, 2010 of $150.0 million—is secured by our ACC5 and ACC6 data center facilities. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.

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

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under the credit agreement secured by our ACC5 and ACC6 data center facilities, if we experience a change of control, as defined in the credit agreement, the lenders have the right to accelerate the maturity of the loan. Under our senior notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreement that governs our unsecured revolving credit facility, if we experience a change of control, as defined in the credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Under the credit agreement secured by our ACC5 and ACC6 data center facilities, we are deemed to have experienced a change of control if Mr. Fateh ceases to be one of our senior management executives and a comparable, competent and experienced successor senior management executive has not been approved by the lenders within 150 days of such event. Any of these events could have a material adverse impact on our financial condition and liquidity.

Risks Related to Our Business and Operations

Our revenue growth is dependent on the lease-up of data centers that we develop. We face significant competition and may be unable to lease vacant space, renew existing leases, or re-lease space as leases expire, which may have a material adverse affect on our business and results of operations.

Our revenue growth is dependent on the lease-up of data centers that we develop. We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential tenants, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates. We may be unable to renew leases or re-lease at net effective rental rates equal to or above the current average net effective rental rates. If the rental rates for our properties decrease, or our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases are scheduled to expire, our business and results of operations could be materially adversely affected.

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

Some of our tenants, including Yahoo!, Microsoft and Facebook, have developed or have announced plans to develop their own data center facilities. These and other tenants may choose to develop new data centers or expand any existing data centers of their own in the future. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our revenues and results of operations.

As of January 1, 2011, our three largest tenants, Yahoo!, Microsoft and Facebook, collectively accounted for 60% of our annualized base rent, and the loss of any such tenant or any other significant tenant could have a materially adverse affect on our business.

Any of our tenants could experience a downturn in their businesses, which in turn could result in their inability or failure to make timely rental payments under their leases with us. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. These risks would be particularly significant if one of our three largest tenants were to default under its lease. In addition, if one or more of our significant tenants fail to renew their leases with us and we could not find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future lease expirations, could have a material adverse affect on our business. Some of our largest tenants may compete with one another in various aspects of their businesses. The competitive pressures on our tenants may have a negative impact on our operations.

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

Each new data center that we develop requires the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse Internet connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers, which could negatively affect our ability to attract new tenants or retain existing tenants.

Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our business, financial condition and results of operations.

Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the computing rooms leased by tenants. Any failure to meet these commitments, including as a result of mechanical failure, power outage, human error on our part or for other reasons, could subject us to liability under our lease terms, including loss of management fee reimbursements or rent abatement, or, in certain cases of repeated failures, give the tenant a right to terminate the lease. Any such failures also could materially adversely affect our reputation and adversely impact our ability to lease our properties, which could have a material adverse effect on our business, financial condition and results of operations.

Our current portfolio of completed operating properties is located entirely in Northern Virginia, suburban Chicago, Illinois, and Northern New Jersey, and any adverse developments in the economies or regulatory environments of these areas may materially adversely affect our business and operating results.

Because our current portfolio of completed operating properties is located in three geographic markets, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. We are susceptible to an adverse economic and regulatory environment, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with governmental regulations or increased regulation. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from the Northern Virginia, Chicago and Northern New Jersey regulatory or business environment, could materially adversely impact our business and results of operations.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.

The data center market is characterized by evolving industry standards and changing tenant demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our power and cooling systems could have a material adverse effect on our business and results of operations.

Our properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space.

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

Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part. Any impairment charge would materially adversely affect our financial condition and results of operations.

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

Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our financial condition and results of operations.

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

We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Business—Regulation—Environmental Matters”). If we or our tenants fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our financial condition and results of operations.

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

We use derivatives to hedge other liabilities of ours from time to time, although, as of December 31, 2010, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations;

•	we may have to pay certain costs, such as transaction or brokerage fees; and.

•	we may incur costs if we elect to terminate a hedging agreement early.

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

The departure of any key personnel, including either Messrs. du Pont or Fateh, who have developed significant relationships with many of our tenants (including with leading technology companies), could have a material adverse impact on us, including our business and our results of operations.

We depend on the efforts of key personnel, particularly Messrs. du Pont and Fateh, the Executive Chairman of our board of directors and our President and Chief Executive Officer and a member of our board, respectively. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Messrs. du Pont and Fateh to build our credibility in a highly specialized industry. If we lost their services, our business and investment opportunities and our relationships with existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished, which could materially adversely affect our results of operations. This risk may be even more pronounced given the terms of certain of our debt instruments. See “Risks Related to Our Debt Financing—We may be unable to satisfy our debt obligations upon a change of control of us.”

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

One of our income producing data center properties—ACC5—and one of our data center properties under development—ACC6—serves as collateral under an existing credit agreement. This credit agreement limits our ability to sell these properties. The indenture that governs our senior notes and the credit agreement that governs our unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions and IPO, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Messrs. du Pont and Fateh and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 in a taxable transaction through the year 2016, we will indemnify these partners for their tax liabilities (in varying amounts, depending on the year in which the disposition occurs) attributable to the built-in gain that exists with respect to such property interest as of the time of our IPO (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of some or our properties—including previous owners of sites where our CH1 and NJ1 facilities are located, our SC1 development property is located and the undeveloped land for our ACC7 facility—used these properties for industrial and retail purposes. As a result, these properties may (and in the case of the NJ1 property, did) contain some level of environmental contamination (See “Business—Regulation—Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which is critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Risks Related to Our Organizational Structure

Conflicts of interest exist or could arise in the future with holders of units of partnership interest in the Operating Partnership, or OP units, which may impede business decisions that could benefit DFT’s stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between DFT and its affiliates, on the one hand, and the Operating Partnership or any of its partners, on the other. DFT’s directors and officers have duties to DFT and its stockholders under applicable Maryland law. At the same time, DFT, as general partner, has fiduciary duties to the Operating Partnership and to its limited partners under Maryland law. DFT’s duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of DFT’s directors and officers to DFT and its stockholders. The partnership agreement of the Operating Partnership provides that for so long as DFT is the general partner of the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either DFT’s stockholders or the limited partners will be resolved in favor of DFT’s stockholders.

Additionally, the partnership agreement expressly limits DFT’s liability by providing that DFT and its officers, directors, agents and employees, will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if DFT, or such officer, director, agent or employee acted in good faith. In addition, the Operating Partnership is required to indemnify DFT, and its officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict DFT’s fiduciary duties that would be in effect were it not for the partnership agreement.

DFT is also subject to the following additional conflicts of interest with holders of OP units:

DFT may pursue less vigorous enforcement of terms of the employment agreements with Messrs. du Pont and Fateh and their affiliates because of DFT’s dependence on them and conflicts of interest. Messrs. du Pont and Fateh entered into employment agreements with DFT, including clauses prohibiting them from competing with DFT, subject to certain exceptions, in the data center market. Neither of these agreements was negotiated on an arm’s-length basis. DFT may choose not to enforce, or to enforce less vigorously, its rights under these employment agreements because of its desire to maintain its ongoing relationship with Messrs. du Pont and Fateh and their affiliates and because of conflicts of interest with them, including allowing them to devote significant time to non-data center projects outside of the Company, to engage in activities that may compete with DFT, or to engage in transactions with DFT without receiving the appropriate board approval.

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of OP units than on DFT’s stockholders. The parties that contributed properties to the Operating Partnership may incur tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to DFT and its stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. Although DFT has exclusive authority as general partner under the partnership agreement of the Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of DFT’s board of directors, and DFT’s ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreements that DFT entered into upon completion of its IPO. Certain of DFT’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of its stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.

Messrs. du Pont and Fateh have the right to hold a significant percentage of DFT’s stock. DFT’s charter generally authorizes its directors to take such actions as are necessary and desirable to preserve DFT’s qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive and 3.3% of its outstanding capital stock by value. DFT’s board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize its status as a REIT. In addition, DFT’s charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT’s common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT’s outstanding capital stock by value, and that Mr. Fateh, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT’s common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT’s outstanding capital stock by value. These exemptions from the general ownership limits give Messrs. du Pont and Fateh the ability to own a combined interest in DFT’s stock equal to 40.0% of DFT’s shares outstanding. In addition, pursuant to their employment agreements, each of Messrs. du Pont and Fateh, as long as he holds at least 9.8% of our outstanding shares on a fully diluted basis, will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Messrs. du Pont and Fateh to exercise, individually or in concert, a substantial degree of control over DFT’s affairs even if they are no longer executive officers.

Our senior management team has significant influence over our affairs. As of December 31, 2010, Messrs. du Pont and Fateh, own an aggregate of approximately 0.6% of DFT’s common stock (including shares of unvested restricted common stock) and approximately 43.4% of the OP units (not including those units held by DFT), equal to approximately 12.1% of DFT’s common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT’s other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT’s stockholders. If our senior management team exercises their redemption rights with respect to their OP units and DFT issues common stock in exchange thereof, our senior management team’s influence over our affairs would increase substantially.

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

DFT’s charter and Maryland law contain provisions that may delay, defer or prevent a change in control transaction, even if such a change in control may be in DFT’s stockholders’ interest, and as a result may depress our stock price.

DFT’s charter contains a 3.3% ownership limit. DFT’s charter, subject to certain exceptions, authorizes its directors to take such actions as are necessary and desirable to ensure DFT’s qualification as a REIT and to limit any person (other than a qualified institutional investor or an excepted holder) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive, and 3.3% of its outstanding capital stock by value. This ownership limit may delay, defer or prevent a transaction or a change in control that might involve a premium price for DFT’s common stock or otherwise be in the best interest of its stockholders.

DFT could increase the number of authorized shares of stock and issue stock without stockholder approval. DFT’s charter authorizes its board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of DFT’s common stock or preferred stock and to classify or reclassify any unissued shares of its common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. DFT’s board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for its common stock or otherwise be in the best interest of its stockholders. For instance, under the terms of our 7.875% Series A cumulative redeemable perpetual preferred stock, if, following a change of control of DFT, the Series A preferred stock is not listed on the NYSE or quoted on NASDAQ, holders would be entitled to receive dividends at an increased rate of 11.875%.

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

DFT has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL by a provision in its bylaws. However, DFT’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and it may, by amendment to its bylaws (which such amendment could be adopted by its board of directors in its sole discretion), opt in to the control share provisions of the MGCL in the future.

The provisions of DFT’s charter on removal of directors and the advance notice provisions of its bylaws could delay, defer or prevent a transaction or a change in control of our Company that might involve a premium price for holders of DFT’s common stock or otherwise be in their best interest. Likewise, if DFT’s board of directors were to opt in to the business combination provisions of the MGCL or adopt a classified board of directors pursuant to Title 3, Subtitle 8 of the MGCL, or if the provision in DFT’s bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions could have similar anti-takeover effects. Further, the partnership agreement provides that DFT may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction DFT obtains the consent of holders of at least 50% of the OP units of the Operating Partnership (not including OP units held by DFT) and/or certain other conditions are met.

Certain provisions in the partnership agreement for the Operating Partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement for the Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on the OP units;

•	DFT’s ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

DFT’s rights and the rights of its stockholders to take action against its directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, DFT’s charter limits the liability of its directors and officers to DFT and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, DFT’s charter authorizes DFT to obligate our Company, and DFT’s bylaws require DFT, to indemnify its directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, DFT and its stockholders have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our Company, stockholders’ ability to recover damages from such director or officer will be limited.

Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. For example, in May 2010, we sold 13.8 million shares of our common stock and in October 2010, we sold 7.4 million shares of preferred stock, both in underwritten public offerings. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

DFT is a real estate investment trust, or REIT, for federal income tax purposes. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. In addition, any new laws, regulations, interpretations, or court decisions could change the federal income tax laws or the federal income tax consequences of DFT’s qualification and taxation as a REIT. As a result, no assurance can be provided that DFT will continue to qualify as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, DFT’s qualification and taxation as a REIT. If DFT were to lose its REIT status, the tax consequences could reduce its cash available for distribution to its stockholders substantially for each of the years involved because:

•	DFT would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	DFT could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless DFT is entitled to relief under applicable statutory provisions, DFT could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified.

The additional tax liability to us for the year or years in which DFT does not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to DFT’s stockholders. Furthermore, if DFT were to fail to qualify as a REIT, non-U.S. stockholders that own 5% or more of any class of DFT’s shares, who otherwise might not be subject to federal income tax on the sale of DFT’s shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if DFT were to fail to qualify as a REIT, DFT would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, DFT’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of DFT’s common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like DFT, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect DFT’s ability to qualify as a REIT. In order to continue to qualify as a

REIT, DFT must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its stock ownership. Also, DFT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, DFT’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Failure to qualify as a domestically-controlled REIT could subject DFT’s non-U.S. stockholders to adverse federal income tax consequences.

DFT will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. stockholders. However, because its shares are publicly traded, DFT cannot guarantee that it will, in fact, be a domestically-controlled REIT. If DFT fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of DFT’s shares of common stock would be subject to taxation upon such a sale if either (a) the shares of common stock were not considered to be regularly traded under applicable Treasury Regulations on an established securities market, such as The New York Stock Exchange, or the NYSE, or (b) the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock being sold during specified testing periods. If gain on the sale or exchange of DFT’s shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to regular U.S. income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, DFT would fail to qualify as a REIT.

A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”) holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, DFT would fail to qualify as a REIT, which could have a material adverse impact on the value of DFT’s common stock.

If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, DFT would fail to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including DFT, is allocated that partner’s share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, DFT would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including DFT.

DFT will be subject to some taxes even though it qualifies as a REIT.

Even though DFT qualifies as a REIT for federal income tax purposes, it is subject to some federal, state and local taxes on its income and property. For example, DFT pays tax on certain types of income that it does not distribute. In addition, if assessed, DFT would incur a 100% excise tax on transactions with its taxable REIT subsidiary, or TRS, that are not conducted on an arm’s-length basis. A TRS is a corporation which is owned, directly or indirectly, by DFT and which, together with DFT, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our tenants. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

Moreover, if DFT has net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale.

Changes in taxation of corporate dividends may materially adversely affect the value of DFT’s shares.

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

The information set forth under the captions “Properties” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved from time to time in other various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of the Company’s common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 24, 2011, the Company had approximately 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2010
First Quarter	$23.27	$15.96	$0.08
Second Quarter	$27.46	$21.76	$0.12
Third Quarter	$26.89	$23.09	$0.12
Fourth Quarter	$26.07	$20.10	$0.12

2009
First Quarter	$6.90	$2.39	$—
Second Quarter	$9.75	$6.87	$—
Third Quarter	$14.17	$8.38	$—
Fourth Quarter	$17.99	$13.59	$0.08

To qualify and maintain its qualification as a REIT, the Company intends to make annual distributions to its stockholders of at least 90% of its taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. The Company currently estimates that it will declare dividends of approximately $0.48 per share in 2011. The Company’s ability to pay dividends to its stockholders is dependent on its receipt of distributions from its Operating Partnership, which in turn is dependent on its data center properties generating operating income. The indenture that governs the Company’s 8.5% senior unsecured notes due 2017 limits the Company’s ability to pay dividends, but allows it to pay the minimum necessary to meet its REIT income distribution requirements.

Issuer Purchases of Equity Securities

The Company did not purchase any of its registered equity securities during the quarter ended December 31, 2010.

Unregistered Sales of Equity Securities

During 2010, the Company issued 13.8 million common shares in an underwritten equity offering, which common shares are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Operating Partnership issued to the Company an equal number of units for the same price at which the common shares were sold, in a transaction that was not registered under the Act in reliance on Section 4(2) of the Act due to the fact that the units were issued only to the Company and therefore, did not involve a public offering. Accordingly, during 2010, the Operating Partnership issued 13.8 million common units to the Company for shares issued under the Company equity offering for approximately $305 million.

The Company from time to time issues common shares pursuant to its equity compensation plans and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time the Company issues common shares as described above, the Operating Partnership issues to the Company, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Company and therefore, did not involve a public offering. During 2010, the Operating Partnership issued 3,751,121 common units to the Company in connection with such redemptions and the issuances pursuant to the Company’s equity compensation plans, for approximately $69 million.

Performance Graph

The following line graph sets forth, for the period from October 18, 2007 (the date of the Company’s IPO) through December 31, 2010, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on October 18, 2007 in shares of the Company’s common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2010, owned 73.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.

The Company is a leading owner, developer, operator and manager of wholesale data centers. The Company’s data centers are highly specialized, secure facilities used by its tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool the computer servers that support many of their most critical business processes. The Company leases the raised square footage and available power of each of its facilities to its tenants under long-term triple-net leases, which contain annual rental increases. The phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases.

The Company completed its IPO on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, generating net proceeds of $676.9 million.

Prior to August 7, 2007, each of the Company’s initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a Credit Facility (defined herein) on August 7, 2007 and in contemplation of the IPO, the Company combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the Credit Facility. Following the closing of the Credit Facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being used for the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO. Safari was merged into the Operating Partnership on December 30, 2009, with the Operating Partnership being the surviving entity. The merger resulted in the termination of Safari.

The Company also acquired as part of the IPO formation transactions on October 24, 2007, a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of the Company’s properties from entities affiliated with Lammot J. du Pont, the Executive Chairman of the Company’s board of directors, and Hossein Fateh, the Company’s President and Chief Executive Officer. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value.

Prior to October 24, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. Subsequent to October 24, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)

	DFT				The Predecessor
	Year ended December 31,			October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31, 2006
	2010	2009	2008
	(in thousands except share and per share data)
Statement of Operations:
Revenues:
Total revenues	$242,541	$200,282	$173,664	$25,871	$35,403	$10,685

Expenses:
Property operating costs	67,033	62,911	50,918	7,516	10,317	1,873
Real estate taxes and insurance	5,281	5,291	3,986	539	669	164
Management fees	—	—	—	—	1,772	616
Depreciation and amortization	62,483	56,701	50,703	8,896	8,419	2,186
General and administrative	14,743	13,358	10,568	17,013	250	228
Acquisition of service agreements	—	—	—	176,526	—	—
Other expenses	7,124	11,485	9,003	530	—	—

Total expenses	156,664	149,746	125,178	211,020	21,427	5,067

Operating income (loss)	85,877	50,536	48,486	(185,149)	13,976	5,618
Interest income	1,074	381	308	132	280	157
Interest:
Expense incurred	(36,746)	(25,462)	(10,852)	(1,301)	(13,480)	(5,715)
Amortization of deferred financing costs	(6,497)	(8,854)	(1,782)	(230)	(2,395)	(565)
Loss on discontinuance of cash flow hedge	—	(13,715)	—	—	—	—

Net income (loss)	43,708	2,886	36,160	(186,548)	(1,619)	(505)
Net (income) loss attributable to redeemable noncontrolling interests—operating partnership	(13,261)	(1,133)	(17,078)	87,242	—	—

Net income (loss) attributable to controlling interests	30,447	1,753	19,082	(99,306)	(1,619)	(505)
Preferred stock dividends	(3,157)	—	—	—	—	—

Net income (loss) attributable to common shares	$27,290	$1,753	$19,082	$(99,306)	$(1,619)	$(505)

Earnings per share—basic:
Net income (loss) attributable to common shares	$0.51	$0.04	$0.54	$(2.80)	N/A	N/A

Weighted average common shares outstanding	52,800,712	39,938,225	35,428,521	35,382,404	N/A	N/A

Earnings per share—diluted:
Net income (loss) attributable to common shares	$0.51	$0.04	$0.54	$(2.80)	N/A	N/A

Weighted average common shares outstanding	54,092,703	40,636,035	35,428,521	35,382,404	N/A	N/A

Dividends declared per common share	$0.44	$0.08	$0.5625	$0.15	N/A	N/A

	DFT				The Predecessor
	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Net real estate	$1,994,635	$1,697,544	$1,701,059	$1,356,445	$92,021
Total assets	2,397,451	2,023,045	1,864,763	1,454,155	113,905
Mortgage notes payable	150,000	348,500	433,395	296,719	112,490
Unsecured notes payable	550,000	550,000	—	—	—
Line of credit	—	—	233,424	—	—
Redeemable noncontrolling interests—operating partnership	466,823	448,811	484,768	610,781	—
Preferred stock	185,000	—	—	—	—
Stockholders’ equity and members’ equity (deficit)	1,080,258	605,441	552,169	436,894	(7,005)

	DFT				The Predecessor
	Year ended December 31,			October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31, 2006
	2010	2009	2008
	(in thousands)
Other Data:
Funds from operations (1)
Net income (loss)	$43,708	$2,886	$36,160	$(186,548)	$(1,619)	$(505)
Depreciation and amortization	62,483	56,701	50,703	8,896	8,419	2,186
Less: Non real estate depreciation and amortization	(642)	(496)	(267)	(16)	—	—

FFO	$105,549	$59,091	$86,596	$(177,668)	$6,800	$1,681

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

DuPont Fabros Technology, L.P. (The “Operating Partnership”)

	The Operating Partnership				The Predecessor
	Year ended December 31,			October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007	Year ended December 31, 2006
	2010	2009	2008
	(in thousands except share and per share data)
Statement of Operations:
Revenues:
Total revenues	$242,541	$200,282	$173,664	$25,871	$35,403	$10,685

Expenses:
Property operating costs	67,033	62,911	50,918	7,516	10,317	1,873
Real estate taxes and insurance	5,281	5,291	3,986	539	669	164
Management fees	—	—	—	—	1,772	616
Depreciation and amortization	62,483	56,701	50,703	8,896	8,419	2,186
General and administrative	14,743	13,358	10,568	17,013	250	228
Acquisition of service agreements	—	—	—	176,526	—	—
Other expenses	7,124	11,485	9,003	530	—	—

Total expenses	156,664	149,746	125,178	211,020	21,427	5,067

Operating income (loss)	85,877	50,536	48,486	(185,149)	13,976	5,618
Interest income	1,074	381	308	132	280	157
Interest:
Expense incurred	(36,746)	(25,462)	(10,852)	(1,301)	(13,480)	(5,715)
Amortization of deferred financing costs	(6,497)	(8,854)	(1,782)	(230)	(2,395)	(565)
Loss on discontinuance of cash flow hedge	—	(13,715)	—	—	—	—

Net income (loss)	43,708	2,886	36,160	(186,548)	(1,619)	(505)
Net (income) loss attributable to noncontrolling interests	—	32	(214)	(56)	—	—

Net income (loss) attributable to controlling interests	43,708	2,918	35,946	(186,604)	(1,619)	(505)
Preferred unit distributions	(3,157)	—	—	—	—	—

Net income (loss) attributable to common units	$40,551	$2,918	$35,946	$(186,604)	$(1,619)	$(505)

Earnings per unit—basic:
Net income (loss) attributable to common units	$0.53	$0.04	$0.54	$(2.80)	N/A	N/A

Weighted average common units outstanding	75,793,868	66,652,771	66,590,792	66,544,675	N/A	N/A

Earnings per unit—diluted:
Net income (loss) attributable to common units	$0.53	$0.04	$0.54	$(2.80)	N/A	N/A

Weighted average common units outstanding	77,085,859	67,350,581	66,590,792	66,616,104	N/A	N/A

Distributions declared per common unit	$0.44	$0.08	$0.5625	$0.15	N/A	N/A

	The Operating Partnership				The Predecessor
	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Net real estate	$1,994,635	$1,697,544	$1,701,059	$1,356,445	$92,021
Total assets	2,392,929	2,018,354	1,864,763	1,454,155	113,905
Mortgage notes payable	150,000	348,500	433,395	296,719	112,490
Unsecured notes payable	550,000	550,000	—	—	—
Line of credit	—	—	233,424	—	—
Redeemable partnership units	466,823	448,811	484,768	610,781	—
Partners’ capital and members’ equity (deficit)	1,075,736	600,750	552,169	436,894	(7,005)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2010, owned 73.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A preferred stock trades on the NYSE under the symbol “DFTPrA”.

As of December 31, 2010, the Company owns and operates eight data centers, six of which are located in Northern Virginia, one of which is located in suburban Chicago, Illinois and one of which is located in Piscataway, New Jersey. The New Jersey data center and the second phase of a data center in Northern Virginia were placed into service on November 1, 2010. The Company has two data centers currently under development: ACC6 Phase I, located in Northern Virginia and SC1 Phase I, located in Santa Clara, California. The Company currently expects that ACC6 Phase I and SC1 Phase I will be completed in the third quarter of 2011. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the its growing portfolio.

During 2010, the Company sold 13.8 million shares of its common stock in an underwritten public offering, raising approximately $305 million. The Company also entered into a $100 million unsecured revolving three-year credit facility. The Company intends to use all of the net proceeds from its common stock offering, together with borrowings under its new revolving credit facility and a portion of its cash and cash equivalents, to complete development of SC1 Phase I and ACC6 Phase I. Additionally, the Company sold 7.4 million shares of Series A 7.7875% perpetual preferred stock, raising net proceeds of approximately $179 million. The Company used these proceeds along with a portion of its available cash balances to pay off in full the $196.5 million outstanding balance under a term loan that was secured by its ACC4 datacenter.

The following tables present the Company’s operating properties and development projects as of December 31, 2010:

Operating Properties

As of December 31, 2010

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	36.4	88%	88%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal—stabilized			1,712,000	840,000	137.9
Completed not Stabilized
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	18.2	22%	6%

Total Operating Properties			1,892,000	928,000	156.1

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of December 31, 2010 (including the 16% of NJ1 Phase I leased but not commenced) represent $185 million of base rent on a straight-line basis and $154 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $2 million net amortization increase in revenue of above and below market leases.
(6)	As of February 8, 2011, ACC5 is 100% leased and 100% commenced, and NJ1 Phase I is 22% leased and 9% commenced.

Development Projects

As of December 31, 2010

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
Current Development Projects
SC1 Phase I	Santa Clara, CA (6)	180,000	88,000	18.2	$230,000 - 260,000	$146,787	0%
ACC6 Phase I	Ashburn, VA (6)	131,000	66,000	13.0	110,000 - 130,000	60,167	0%

		311,000	154,000	31.2	$340,000 - 390,000	206,954

Future Development Projects/Phases
CH1 Phase II	Elk Grove Village, IL(7)	200,000	109,000	18.2	$ 17,715	17,715
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	44,000 - 46,000	39,275
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	50,000 - 60,000	46,225
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	25,000 - 30,000	20,053

		691,000	351,000	67.6	$136,715 - 153,715	123,268

Land Held for Development
ACC7	Ashburn, VA	100,000	50,000	10.4	—	4,242
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	—	2,222

		400,000	221,000	46.8		6,464

Total		1,402,000	726,000	145.6		$336,686

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, shell, underground work and capitalized interest through Phase I opening only; CH1 Phase II project costs includes land, shell and capitalized interest only.
(5)	Amount capitalized as of December 31, 2010.
(6)	Completion expected during the third quarter of 2011.
(7)	As of February 8, 2011, CH1 Phase II is 29% pre-leased.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. In 2010, the Company executed 14 leases representing 23.18 megawatts of critical load and 128,869 raised square feet of space.

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance—commonly referred to as a triple net lease. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space.

Although most of the Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from future lease commencements at ACC5 Phase II and NJ1 Phase I, which were placed into service on November 1, 2010. ACC5 Phase II and NJ1 Phase I were respectively 100% and 22% leased as of February 8, 2011. Additionally, under the Company’s triple net leases, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income.

The amount of rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the historical lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. The Company’s operating properties are located in Northern Virginia, New Jersey and suburban Chicago, Illinois, and one of its development properties is located in Santa Clara, California. Changes in the conditions of these markets could impact the overall performance of the Company’s current and future operating properties, and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease. Nevertheless, if the Company cannot attract replacement tenants on similar terms in a timely manner for any leases that are not renewed or are terminated, the Company’s rental income will be impacted adversely in future periods.

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

In the current economic environment, certain types of real estate have experienced declines in value. If this trend were to be experienced by any of the Company’s data centers, the Company may have to write down the value of that data center, which would result in the Company recording a charge against earnings.

Results of Operations

This Annual Report on Form 10-K contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2010, owned 73.2% of the partnership interests in the Operating Partnership, of which approximately 1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except for net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Revenue. Operating revenue for the year ended December 31, 2010 was $242.5 million. This includes base rent of $154.3 million, tenant recoveries of $78.4 million, which includes our property management fee, and other revenue of $9.8 million, primarily from a la carte projects for our tenants performed by our TRS. This compares to revenue of $200.3 million for the year ended December 31, 2009. The increase of $42.2 million, or 21%, was due to the lease-up of CH1 Phase I and ACC5 Phase I, and the opening of ACC5 Phase II and NJ1 Phase I in November 2010, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items. Also offsetting the increase in revenue is a $5.1 million reduction in 2010 due to energy costs savings from the Company’s participation in load management and rate setting programs. These energy savings, while a reduction of revenue to the Company, represent a direct reduction of property operating costs as well, due to the triple net lease structure in place with tenants.

Operating Expenses. Operating expenses for the year ended December 31, 2010 were $156.7 million compared to $149.7 million for the year ended December 31, 2009. The increase of $7.0 million, or 5%, was primarily due to the following: $4.1 million of increased operating costs as ACC4, CH1 Phase I and ACC5 Phase I matured in their operations and ACC5 Phase II and NJ1 Phase I were opened in November 2010 which was partially offset by the decrease in energy costs discussed above, $5.8 million increase of depreciation and amortization resulting from a full year of depreciation and amortization of ACC5 Phase I and two months of depreciation and amortization in 2010 from ACC5 Phase II and NJ1 Phase I, $1.4 million of increased general and administrative expenses primarily for compensation partially offset by a decrease of $4.4 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2010 was $43.2 million compared to interest expense of $34.3 million for the year ended December 31, 2009. Included in interest in 2010 is $2.5 million for the write-off of deferred financing costs for debt retired in 2010 as compared to $3.9 million in 2009. Total interest incurred for the year ended December 31, 2010 was $69.6 million, of which $26.4 million was capitalized, as compared to $41.3 million incurred for the year ending December 31, 2009, of which $7.0 million was capitalized. The increase in total interest incurred period over period was primarily due to higher overall debt balances following the unsecured senior notes offering in 2009. Interest capitalized increased period over period as the Company had four projects under development in 2010 as compared to one project under development in 2009.

Loss on discontinuance of cash flow hedge. On December 16, 2009, we completed a $550 million debt offering and repaid and terminated a credit facility, as discussed further below. In addition, the Company paid $13.7 million to terminate the related interest rate swap agreement. In connection with the termination of the credit facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge. We did not incur any such loss in 2010.

Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2010 was $27.3 million as compared to $1.8 million for the year ended December 31, 2009. The increase of $25.5 million was primarily due to the discontinuance of cash flow hedge in 2009, higher operating income primarily due to the lease up of ACC5 Phase I and CH1 Phase I, partially offset by higher interest expense and $3.2 million of preferred stock dividends related to the $185 million of preferred stock issued in October 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating Revenue. Operating revenue for the year ended December 31, 2009 was $200.3 million. This includes base rent of $116.8 million, tenant recoveries of $69.0 million, which includes our property management fee, and other revenue of $14.5 million, primarily from a la carte projects for our tenants performed by our TRS. This compares to revenue of $173.7 million for the year ended December 31, 2008. The increase of $26.6 million, or 15%, was due primarily to the lease-up of ACC4 and, to a lesser degree, CH1 Phase I, the opening of ACC5 Phase I in September 2009 and an increase in revenue from a la carte services provided to our tenants. The increase of $26.6 million was partially offset by a decrease of straight line rent of $8.1 million; therefore, cash rents increased $34.7 million year over year.

Operating Expenses. Operating expenses for the year ended December 31, 2009 were $149.7 million compared to $125.2 million for the year ended December 31, 2008. The increase of $24.5 million, or 20%, was primarily due to the following: $8.3 million of increased operating costs at ACC4 as the property was fully operational in 2009, $2.6 million of increased CH1 property operating costs, $6.0 million of depreciation and amortization resulting from a full year of depreciation and amortization of CH1 Phase I, which was still in development during the first seven months of 2008, and the opening of ACC5 in September 2009, $1.3 million increase in real estate taxes and insurance, $2.8 million of increased general and administrative expenses primarily for compensation, $2.5 million of other expenses for non-recurring tenant projects, and $1.0 million of expenses related the temporary suspension of development of NJ1 and SC1.

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

Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2009 was $1.8 million as compared to $19.1 million for the year ended December 31, 2008. The decrease of $17.3 million was primarily due to the discontinuance of cash flow hedge, higher interest expense and the operating expenses at CH1 due to its opening in August 2008, partially offset by the redemption of OP units in 2009, which were converted into shares of our common stock and resulted in a greater percentage of net income being allocated to controlling interests.

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ending December 31, 2010 is a $4.5 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of taxes by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Net cash provided by operating activities increased by $10.8 million to $76.7 million for the year ended December 31, 2010, as compared to $65.9 million for the year ended December 31, 2009. The increase is primarily due to increased cash rents collected.

Net cash used in investing activities decreased by $107.4 million to $155.0 million for the year ended December 31, 2010 compared to $262.4 million for the year ended December 31, 2009. Cash used in investing activities for 2010 and 2009 primarily consisted of expenditures for projects under development. In addition in 2010 and 2009, we invested $60.0 million and $139.0 million, respectively, in marketable securities held to maturity with funds from proceeds from our common stock and debt issuances, which were redeemed as of December 31, 2010. Our development expenditures increased by $151.3 million in 2010 as compared to 2009. In 2010, we had four projects under development, while there was only one project under development for most of 2009.

Net cash provided by financing activities increased by $85.8 million to $267.0 million for the year ended December 31, 2010 compared to $181.2 million for the year ended December 31, 2009. Cash provided by financing activities for 2010 primarily consisted of $305.2 million of net proceeds from the issuance of 13.8 million shares of common stock, $178.6 million of net proceeds from the issuance of 7.4 million shares of preferred stock and $8.9 million return of proceeds escrowed for the ACC5 Term Loan, as defined below, partially offset by $198.5 million of principal payments on the ACC4 Term Loan, as defined below, which was paid off in its entirety in October 2010 and $25.0 million paid for dividends and distributions. Cash provided by financing activities for 2009 primarily consisted of $881.7 million of proceeds from the issuance of debt, partially offset by the repayment of $650.0 million of debt. Additionally, cash was used to fund an interest reserve of $10.0 million related to the ACC5 Term Loan and pay $21.3 million of financing costs, $13.7 million to terminate an interest rate swap and $5.4 million of dividends and distributions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ending December 31, 2009 is a $4.7 million bank account at DFT that is not part of the Operating Partnership.

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

Market Capitalization

The following table sets forth the Company’s total market capitalization as of December 31, 2010 (in thousands except per share data):

Capital Structure as of December 31, 2010

(in thousands except per share data)

Mortgage Notes Payable				$150,000
Unsecured Notes				550,000

Total Debt				700,000	26.7%
Common Shares	73%	59,827
Operating Partnership (“OP”) Units	27%	21,948

Total Shares and Units	100%	81,775
Common Share Price at December 31, 2010		$21.27

Common Share and OP Unit Capitalization			$1,739,354
Preferred Stock ($25 per share liquidation preference)			185,000

Total Equity				1,924,354	73.3%

Total Market Capitalization				$2,624,354	100.0%

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

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and /or common equity, when market conditions permit (such as the Company’s December 2009 note offering, May 2010 common stock offering and October 2010 perpetual preferred stock offering). Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays), and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In October 2010, the Company sold 7.4 million shares of Series A 7.875% perpetual preferred stock raising net proceeds of approximately $179 million. The Company used these proceeds along with a portion of its available cash balances to pay off in full the $196.5 million outstanding balance under the ACC4 Term Loan.

In May 2010, the Operating Partnership entered into an $85 million unsecured revolving credit facility. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. In August 2010, the Company utilized the accordion feature of its $85 million unsecured revolving three-year credit facility to increase the facility’s borrowing capacity by $15 million for an aggregate borrowing capacity of $100 million. As of the date hereof, the Company has not drawn down any funds under the facility.

In May 2010, the Company sold 13.8 million shares of its common stock, raising net proceeds to it before offering expenses of approximately $305 million. The Company intends to use the proceeds along with amounts available under its $100 million line of credit to complete ACC6 Phase I and SC1 Phase I.

In the future, the Company intends to develop additional data centers and will rely on third-party sources of capital, as well as the capital markets, to fund its development projects. See the table above captioned “Development Projects” for the estimated total costs to complete some of the Company’s development projects.

The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The Indenture that governs the Unsecured Notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements. The Company’s current estimate of 2011 dividends is $0.48 per common share.

Outstanding Indebtedness

A summary of the Company’s total debt as of December 31, 2010 and 2009 is as follows:

Debt Summary as of December 31, 2010 and December 31, 2009

($ in thousands)

	December 31, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$150,000	21.4%	5.8%	3.9	$348,500
Unsecured	550,000	78.6%	8.5%	6.3	550,000

Total	$700,000	100.0%	7.9%	5.8	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	78.6%	8.5%	6.3	$550,000

Fixed Rate Debt	550,000	78.6%	8.5%	6.3	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.3	—
ACC5 Term Loan	150,000	21.4%	5.8%	3.9	150,000
ACC4 Term Loan (2)	—	—	—	—	198,500

Floating Rate Debt	150,000	21.4%	5.8%	3.9	348,500

Total	$700,000	100.0%	7.9%	5.8	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $6.0 million and $26.4 million during the three months and year ended December 31, 2010, respectively.
(1)	Rate as of December 31, 2010.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of December 31, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million that began in January 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan;

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company pays interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and the ACC6 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of December 31, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, ACCS, VA3, VA4, CH1 and NJ1 data centers and ACC6 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s debt maturity schedule as of December 31, 2010 is as follows:

Debt Maturity as of December 31, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$5,200	(2)	$5,200	0.7%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.2%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	42.9%	8.5%

Total	$550,000		$150,000		$700,000	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rate as of December 31, 2010.

Indebtedness Retired During 2010 and 2009

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the Company paid off the $196.5 million remaining balance of the ACC4 Term Loan which resulted in a write-off of unamortized deferred financing costs of $2.5 million in the fourth quarter of 2010.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consisted of a $200.0 million secured term and a $275.0 million senior secured revolving credit facility (the “Credit Facility”). The Company retired the Credit Facility on December 16, 2009.

On August 15, 2007, the Company entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under this Credit Facility effective

August 17, 2007. In connection with the sale of Unsecured Notes on December 16, 2009, the Company repaid and terminated the Credit facility. In addition, the Company paid $13.7 million to terminate the swap agreement. With the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the consolidated statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan to which CH1 was pledged as collateral. The Company repaid this loan on February 10, 2009.

ACC5 Construction Loan

On February 6, 2009, the Company entered into a construction loan agreement to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. The Company repaid this loan on December 3, 2009.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan that was secured by the SC1 development property. The Company repaid this loan on December 16, 2009.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2010, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2011	2012-2013	2014-2015	Thereafter	Total
Long-term debt obligations	$5,200	$10,400	$259,400	$425,000	$700,000
Interest on long-term debt obligations	55,305	109,723	100,104	60,120	325,252
Construction costs payable	67,262	—	—	—	67,262
Commitments under development contracts (1)	81,204	—	—	—	81,204
Operating leases	378	790	292	—	1,460

Total	$209,349	$120,913	$359,796	$485,120	$1,175,178

(1)	Contracts related to the development of the ACC6 Phase I and SC1 Phase I data centers are not fully included above due to the cost plus nature of these contracts. Amount represents committed costs only as of December 31, 2010. For an estimate of the total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 9 of the Company’s Financial Statements.

Off-Balance Sheet Arrangements

As December 31, 2010, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company has provided a summary of its significant accounting policies in Note 2 to its financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates. The Company describes below those accounting policies that it deems critical and requires material subjective or complex judgments and that have the most significant impact on its financial condition and results of operations. The Company’s management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the tenant leases, which commences when control of the space and the critical power have been provided to the tenant. Deferred rent included in the Company’s consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. The Company’s leases contain provisions under which the tenants reimburse it for a portion of property operating expenses it incurs. Such reimbursements are recognized in the period that the expenses are incurred. The Company recognizes amortization of the value of acquired above market tenant leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.

The Company must make subjective estimates as to when its revenue is earned, including a determination of the lease commencement date for accounting purposes, the existence of lease inducements and early termination clauses with penalty payments and the collectability of its accounts receivable related to rent, deferred rent, expense reimbursements and other income. The Company analyzes individual accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Capitalization of costs. The Company capitalizes direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, the Company ceases cost capitalization after a development is placed in service and a certificate of occupancy is obtained, or if a project is temporarily suspended. The Company capitalizes pre-acquisition costs related to probable property acquisitions. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized.

Useful lives of assets. The Company is required to make subjective assessments as to the useful lives of the major components of its properties for purposes of determining the amount of depreciation to record on an annual basis with respect to its investments in real estate. These assessments have a direct impact on the Company’s net income. The following presents the major components of the Company’s properties and the useful lives over which they are depreciated.

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	27%	40
Electrical structure—power distribution units	3%	20
Electrical structure—uninterrupted power supply	22%	25
Electrical structure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical structure—heating, ventilating and air conditioning	6%	20
Mechanical structure—chiller pumps/building automation	6%	25
Mechanical structure—chilled water storage and pipes	11%	30

Total/weighted average life	100%	30

The Company regularly performs preventive maintenance on its data center components to ensure continual operation and avoid downtime at its data centers. These maintenance costs are expensed as incurred and included as property operating costs in the Company’s consolidated statement of operations. The Company’s triple-net leases provide for the reimbursement of the tenant’s share of these costs and the reimbursements are included as recoveries from tenants on the Company’s consolidated statement of operations.

Asset impairment evaluation. The Company reviews the carrying value of its net real estate on a quarterly and annual basis. The Company bases its review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company’s evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If this strategy changes or market conditions dictate an earlier sale date or if the Company determines that development of a project is no longer viable, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

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

Funds From Operations

	Year ended December 31,
	2010	2009	2008
Net income	$43,708	$2,886	$36,160
Depreciation and amortization	62,483	56,701	50,703
Less: Non real estate depreciation and amortization	(642)	(496)	(267)

FFO (1)	$105,549	$59,091	$86,596

(1)

Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to the Company’s FFO. Therefore, the Company believes that in order to facilitate a clear understanding of its historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions.

Related Party Transactions

Leasing Arrangements

As of December 31, 2010 the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT’s Executive Chairman and President and Chief Executive Officer. This lease expires in September 2016. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2010.

Aircraft Charter

From time to time during 2010, the Company chartered an aircraft owned by its President and Chief Executive Officer for business-related travel. For the year end December 31, 2010, the Company incurred a total of $0.3 million of expense under these charters. The Company believes that the rates paid for these charters are fair and reasonable and reflect the terms that it would expect to obtain in an arm’s length transaction for use of a comparable aircraft.

Subsequent Events

Unsecured Credit Facility Amendment

On February 4, 2011, the Operating Partnership entered into a first amendment to its Unsecured Credit Facility, which removes the 1% floor for LIBOR established under the original agreement and establishes applicable margins for LIBOR based loans and base rate loans that are based on the Company’s ratio of total indebtedness to gross asset value. Under the amendment, the Company may still elect to have borrowings under the facility bear interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR now is based on the table below instead of a flat 450 basis points, and the applicable margin added to the base rate now is based on the table below instead of a flat 300 basis points.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Pricing Level 1	Less than or equal to 35%	3.25%	1.25%
Pricing Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Pricing Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Pricing Level 4	Greater than 55%	4.25%	2.25%

Under the amendment, the initial applicable margin is set at pricing level 1. The terms of the amendment provide for the adjustment to the applicable margin from time to time.

CH1 Phase II Development, Elk Grove Village, Illinois

The Company anticipates commencing development of CH1 Phase II in the first half of 2011 and currently estimates that approximately $170.0 million of additional capital will be required to complete this development.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Because the Company’s variable rate loan has a LIBOR floor of 1.5% and LIBOR was approximately 0.3% at December 31, 2010, the Company would not be impacted by an interest rate increase or decrease of 1%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited DuPont Fabros Technology, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Income producing property:
Land	$50,531	$44,001
Buildings and improvements	1,779,955	1,438,598

	1,830,486	1,482,599
Less: accumulated depreciation	(172,537)	(115,225)

Net income producing property	1,657,949	1,367,374
Construction in progress and land held for development	336,686	330,170

Net real estate	1,994,635	1,697,544
Cash and cash equivalents	226,950	38,279
Marketable securities held to maturity	—	138,978
Restricted cash	1,600	10,222
Rents and other receivables	3,227	2,550
Deferred rent	92,767	57,364
Lease contracts above market value, net	13,484	16,349
Deferred costs, net	45,543	52,208
Prepaid expenses and other assets	19,245	9,551

Total assets	$2,397,451	$2,023,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$150,000	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	21,409	16,301
Construction costs payable	67,262	6,229
Accrued interest payable	2,766	3,510
Dividend and distribution payable	12,970	—
Lease contracts below market value, net	23,319	28,689
Prepaid rents and other liabilities	22,644	15,564

Total liabilities	850,370	968,793
Redeemable noncontrolling interests—operating partnership	466,823	448,811
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.001, 50,000,000 shares authorized, 7,400,000 issued and outstanding at December 31, 2010 and no shares issued or outstanding at December 31, 2009	185,000	—
Common stock, par value $.001, 250,000,000 shares authorized, 59,827,005 shares issued and outstanding at December 31, 2010 and 42,373,340 shares issued and outstanding at December 31, 2009	60	42
Additional paid in capital	946,379	683,870
Accumulated deficit	(51,181)	(78,471)

Total stockholders’ equity	1,080,258	605,441

Total liabilities and stockholders’ equity	$2,397,451	$2,023,045

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Base rent	$154,258	$116,829	$104,032
Recoveries from tenants	78,447	69,014	58,802
Other revenues	9,836	14,439	10,830

Total revenues	242,541	200,282	173,664
Expenses:
Property operating costs	67,033	62,911	50,918
Real estate taxes and insurance	5,281	5,291	3,986
Depreciation and amortization	62,483	56,701	50,703
General and administrative	14,743	13,358	10,568
Other expenses	7,124	11,485	9,003

Total expenses	156,664	149,746	125,178

Operating income	85,877	50,536	48,486
Interest income	1,074	381	308
Interest:
Expense incurred	(36,746)	(25,462)	(10,852)
Amortization of deferred financing costs	(6,497)	(8,854)	(1,782)
Loss on discontinuance of cash flow hedge	—	(13,715)	—

Net income	43,708	2,886	36,160
Net income attributable to redeemable noncontrolling interests—operating partnership	(13,261)	(1,133)	(17,078)

Net income attributable to controlling interests	30,447	1,753	19,082
Preferred stock dividends	(3,157)	—	—

Net income attributable to common shares	$27,290	$1,753	$19,082

Earnings per share—basic:
Net income attributable to common shares	$0.51	$0.04	$0.54

Weighted average common shares outstanding	52,800,712	39,938,225	35,428,521

Earnings per share—diluted:
Net income attributable to common shares	$0.51	$0.04	$0.54

Weighted average common shares outstanding	54,092,703	40,636,035	35,428,521

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
		Number	Amount
Balance at December 31, 2007	$—	35,453,833	$35	$540,353	$(99,306)		$(4,188)	$436,894
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					19,082	$19,082		19,082
Other comprehensive income attributable to controlling interests—change in fair value of interest rate swap						(5,265)	(5,265)	(5,265)

Comprehensive income attributable to controlling interests						$13,817

Dividends declared				(19,954)				(19,954)
Offering costs				(87)				(87)
Issuance of stock awards		53,270	—	—				—
Retirement of stock awards		(11,846)	—	(200)				(200)
Amortization of deferred compensation costs				963				963
Adjustment to redeemable noncontrolling interests—operating partnership				120,744			(8)	120,736

Balance at December 31, 2008	—	35,495,257	35	641,819	(80,224)		(9,461)	552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					1,753	$1,753		1,753
Other comprehensive income attribute-able to controlling interests—change in fair value of interest rate swap						10,646	10,646	10,646

Comprehensive income attributable to controlling interests						$12,399

Dividends declared				(3,390)				(3,390)
Redemption of Operating Partnership units		6,214,441	6	96,694				96,700
Issuance of stock awards		666,218	1	79				80
Retirement of stock awards		(2,576)	—	(11)				(11)
Amortization of deferred compensation				2,006				2,006
Adjustment to redeemable noncontrolling interests—operating partnership				(53,327)			(1,185)	(54,512)

Balance at December 31, 2009	$—	42,373,340	$42	$683,870	$(78,471)		$—	$605,441
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					30,447	$30,447		30,447

Comprehensive income attributable to controlling interests						$30,447

Issuance of common stock		13,800,000	14	305,162				305,176
Issuance of preferred stock	185,000			(6,380)				178,620
Dividends declared on common stock				(24,975)				(24,975)
Dividends declared on preferred stock					(3,157)			(3,157)
Redemption of Operating Partnership units		3,341,474	3	67,997				68,000
Issuance of stock awards		247,668	1	268				269
Stock option exercises		161,979	—	820				820
Retirement of stock awards		(97,456)	—	(1,542)				(1,542)
Amortization of deferred compensation				3,791				3,791
Adjustment to redeemable noncontrolling interests—operating partnership				(82,632)				(82,632)

Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)		$—	$1,080,258

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flow from operating activities
Net income	$43,708	$2,886	$36,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,483	56,701	50,703
Straight line rent	(35,403)	(18,312)	(26,441)
Loss on discontinuance of cash flow hedge	—	13,715	—
Amortization of deferred financing costs	3,950	4,982	1,782
Write-off of deferred financing costs	2,547	3,872	—
Amortization of lease contracts above and below market value	(2,505)	(6,881)	(6,978)
Compensation paid with Company common shares	3,803	1,944	963
Changes in operating assets and liabilities
Restricted cash	(274)	(88)	(15)
Rents and other receivables	(852)	(1,472)	226
Deferred costs	(2,563)	(2,866)	(790)
Prepaid expenses and other assets	(7,811)	(1,373)	(2,809)
Accounts payable and accrued liabilities	5,083	4,824	1,206
Accrued interest payable	(744)	1,729	658
Prepaid rents and other liabilities	5,261	6,237	4,611

Net cash provided by operating activities	76,683	65,898	59,276

Cash flow from investing activities
Investments in real estate—development	(265,217)	(113,918)	(317,299)
Marketable securities held to maturity:
Purchase	(60,000)	(138,978)	—
Redemption	198,978	—	—
Interest capitalized for real estate under development	(25,177)	(5,691)	(13,150)
Improvements to real estate	(2,985)	(3,384)	(3,701)
Additions to non-real estate property	(630)	(404)	(642)

Net cash used in investing activities	(155,031)	(262,375)	(334,792)

Cash flow from financing activities
Issuance of common stock, net of offering costs	305,176	—	—
Issuance of preferred stock, net of offering costs	178,620	—	—
Line of credit:
Proceeds	—	—	233,700
Repayments	—	(233,424)	(276)
Unsecured notes payable:
Proceeds	—	550,000	—
Mortgage notes payable:
Proceeds	—	331,726	136,676
Lump sum payoffs	(196,500)	(365,121)	—
Repayments	(2,000)	(51,500)	—
Return (payment) of escrowed proceeds	8,896	(10,000)	—
Exercises of stock options	820	—	—
Payments of financing costs	(2,950)	(21,310)	(4,776)
Payment for termination of cash flow hedge	—	(13,715)	—
Offering costs	—	—	(87)
Dividends and distributions:
Common shares	(17,796)	(3,389)	(25,273)
Redeemable noncontrolling interests—operating partnership	(7,247)	(2,023)	(22,446)

Net cash provided by financing activities	267,019	181,244	317,518

Net increase (decrease) in cash and cash equivalents	188,671	(15,233)	42,002
Cash and cash equivalents, beginning	38,279	53,512	11,510

Cash and cash equivalents, ending	$226,950	$38,279	$53,512

Supplemental information:
Cash paid for interest, net of amounts capitalized	$37,490	$23,732	$10,195

Deferred financing costs capitalized for real estate under development	$1,198	$1,330	$2,298

Construction costs payable capitalized for real estate under development	$67,262	$6,229	$82,241

Redemption of OP units for common shares	$68,000	$96,700	$—

Adjustments to redeemable noncontrolling interests	$82,632	$58,105	$(124,361)

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of December 31, 2010, owns 73.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 26.8% economic interest was owned by redeemable noncontrolling interests—operating partnership. Through the Operating Partnership as of December 31, 2010, DFT holds a fee simple interest in the following properties:

•	eight operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 Phase I and NJ1 Phase I;

•	data center projects under current development—referred to as ACC6 Phase I and SC1 Phase I;

•	data center projects available for future development— the second phases of ACC6, CH1, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7 and SC2 Phase I/II.

On November 1, 2010, NJ1 Phase I and ACC5 Phase II, were placed into operations.

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

Property

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $26.4 million, $7.0 million and $15.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company ceases interest capitalization when a development is temporarily suspended.

The Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use.

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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $58.0 million, $52.0 million and $46.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $4.8 million for each of the years ended December 31, 2010, 2009 and 2008. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2010.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents

The Company considers all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses and believes that the risk is not significant.

Marketable Securities Held to Maturity

Debt securities that the Company intends to hold until maturity are classified as held to maturity. Unrealized gains and losses are not recognized in the accompanying consolidated balance sheets and statements of operations. If any of the securities were deemed to be permanently impaired, the Company would record the loss in earnings. As of December 31, 2010, the Company did not have any marketable securities held to maturity.

The following presents the Company’s marketable securities as of December 31, 2009, which were realized during the year ended December 31, 2010 pursuant to their scheduled maturities (dollars in thousands):

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

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. In 2010, the Company paid off the $196.5 million balance of the ACC4 Term Loan which resulted in a write-off of $2.5 million of unamortized deferred financing costs. In 2009, the Company paid off the CH1 construction loan, a credit facility, the ACC5 construction loan and the SC1 term loan resulting in the write-off of $3.9 million of unamortized deferred financing costs. Amortization of deferred financing costs included in interest expense totaled $4.0 million, $5.0 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Financing costs	$19,788	$24,250
Accumulated amortization	(3,077)	(2,827)

Financing costs, net	$16,711	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $4.5 million, $4.7 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Leasing costs	$44,355	$41,793
Accumulated amortization	(15,523)	(11,008)

Leasing costs, net	$28,832	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2010 and 2009, the fuel inventory was $2.0 million and $1.6 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Interest Rate Derivative Instruments

All derivative instruments are required to be carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Prepaid Rents

Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the lease, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(9,616)	(6,751)

Lease contracts above market value, net	$13,484	$16,349

	December 31,
	2010	2009
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(22,381)	(17,011)

Lease contracts below market value, net	$23,319	$28,689

The Company’s policy is to record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease.

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

Income Taxes

DFT elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2007. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a year will not be subject to income tax to the extent of the income it distributes. The Company currently qualifies and intends to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of the Company’s taxable REIT subsidiary (“TRS”). If DFT fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its income at regular corporate tax rates for the year in which it does not qualify and the succeeding four years. Although DFT expects to qualify for taxation as a REIT, the Company may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

The Company has elected to treat DF Technical Services LLC, a 100% owned subsidiary of the Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ending December 31, 2010, 2009 and 2008, the Company incurred income taxes of $0.3 million, $0.4 million and $0.3 million, respectively, and recorded these taxes as general and administrative expenses in the consolidated statements of operations.

Redeemable Noncontrolling Interests—Operating Partnership

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of DFT’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 10). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2007	31,162,271	$610,781
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	17,078	$17,078
Other comprehensive loss attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	(4,632)	(4,632)

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$12,446

Distributions declared	—	(17,529)
Adjustment to redeemable noncontrolling interests—operating partnership	—	(120,930)

Balance at December 31, 2008	31,162,271	484,768
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	1,133	$1,133
Other comprehensive income attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	7,121	7,121

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$8,254

Distributions declared	—	(2,023)
Redemption of OP units	(6,214,441)	(96,700)
Adjustment to redeemable noncontrolling interests—operating partnership	—	54,512

Balance at December 31, 2009	24,947,830	448,811
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	13,261	$13,261

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$13,261

Distributions declared	—	(9,881)
Redemption of OP units	(3,341,474)	(68,000)
LTIP conversion	341,145	—
Adjustment to redeemable noncontrolling interests—operating partnership	—	82,632

Balance at December 31, 2010	21,947,501	$466,823

The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Net income attributable to controlling interests	$30,447	$1,753	$19,082
Transfers from noncontrolling interests:
Net increase (decrease) in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(14,632)	54,512	120,930

	$15,815	$56,265	$140,012

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, is defined as all changes in equity and redeemable noncontrolling interests—operating partnership during each period except those resulting from investments by or distributions to shareholders or members. Accumulated other comprehensive loss, as also reflected on the consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership, reflects the effective portion of cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period.

Stock-based Compensation

The Company has awarded stock-based compensation to employees and members of the Board of Directors in the form of common stock and LTIP units. The Company estimates the fair value of the awards and recognizes this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of the Company’s common stock on the date of the grant. The fair value of LTIP units is based on the market value of the Company’s common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $3.8 million, $1.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,569	—	95,640
ACC4	Ashburn, VA	6,600	535,295	—	541,895
ACC5	Ashburn, VA	6,442	298,998	—	305,440
VA3	Reston, VA	9,000	174,298	—	183,298
VA4	Bristow, VA	6,800	141,992	—	148,792
CH1 Phase I	Elk Grove Village, IL	13,807	182,652	—	196,459
NJ1 Phase I	Piscataway, NJ	4,311	193,556	—	197,867

		50,531	1,779,955	—	1,830,486

Construction in progress and land held for development	(1)	—	—	336,686	336,686

		$50,531	$1,779,955	$336,686	$2,167,172

(1)	Properties located in Ashburn, VA (ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 and SC2).

The following presents the major components of the Company’s properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical structure—power distribution units	20
Electrical structure—uninterrupted power supply	25
Electrical structure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical structure—heating, ventilating and air conditioning	20
Mechanical structure—chiller pumps/building automation	25
Mechanical structure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities

Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2010, these assets have a weighted average remaining life of 7.0 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2011	$4,558
2012	4,404
2013	4,258
2014	4,134
2015	3,798
2016 and thereafter	7,680

$28,832

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2010, these net Lease Intangible liabilities have a weighted average remaining life of 5.7 years for above market leases and 5.8 years for below market leases with estimated net future amortization (increase to rental income) as follows (in thousands):

Year Ending December 31,
2011	$2,141
2012	1,789
2013	1,590
2014	1,343
2015	1,546
2016 and thereafter	1,426

$9,835

Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2010, these assets have a weighted average remaining life of 5.4 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2011	$4,333
2012	3,148
2013	3,148
2014	3,148
2015	2,019
2016 and thereafter	3,233

$19,029

5. Leases

For the years ended December 31, 2010, 2009 and 2008, the following tenants comprised more than 10% of the Company’s consolidated revenues:

	Yahoo!	Microsoft	Facebook
Year ended December 31, 2010	26.0%	22.4%	16.5%
Year ended December 31, 2009	33.1%	28.4%	10.8%
Year ended December 31, 2008	36.6%	33.6%	8.7%

As of December 31, 2010, these three tenants accounted for $16.1 million, $13.6 million and $23.8 million of deferred rent and $5.1 million, $4.7 million and $0 of prepaid rents, respectively. As of December 31, 2009, these three tenants accounted for $13.2 million, $12.7 million and $10.6 million of deferred rent and $4.9 million, $4.8 million and $0 of prepaid rents, respectively. The Company does not hold security deposits from these tenants. The majority of the Company’s tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

As of December 31, 2010, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31, excluding properties under development (in thousands):

2011	$153,673
2012	176,663
2013	181,246
2014	181,111
2015	167,372
2016 and thereafter	595,615

$1,455,680

6. Debt

Debt Summary as of December 31, 2010 and December 31, 2009

($ in thousands)

	December 31, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$150,000	21.4%	5.8%	3.9	$348,500
Unsecured	550,000	78.6%	8.5%	6.3	550,000

Total	$700,000	100.0%	7.9%	5.8	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	78.6%	8.5%	6.3	$550,000

Fixed Rate Debt	550,000	78.6%	8.5%	6.3	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.3	—
ACC5 Term Loan	150,000	21.4%	5.8%	3.9	150,000
ACC4 Term Loan (2)	—	—	—	—	198,500

Floating Rate Debt	150,000	21.4%	5.8%	3.9	348,500

Total	$700,000	100.0%	7.9%	5.8	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $6.0 million and $26.4 million during the three months and year ended December 31, 2010, respectively.
(1)	Rate as of December 31, 2010.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of December 31, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million that began in January 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan at any time after March 30, 2010 and on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan;

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company pays interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and the ACC6 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of December 31, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and ACC6 development property, but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s debt maturity schedule as of December 31, 2010 is as follows:

Debt Maturity as of December 31, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$5,200	(2)	$5,200	0.7%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.2%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	42.9%	8.5%

Total	$550,000		$150,000		$700,000	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rate as of December 31, 2010.

Indebtedness Retired During 2010 and 2009

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the Company paid off the $196.5 million remaining balance of the ACC4 Term Loan which resulted in a write-off of unamortized deferred financing costs of $2.5 million in the fourth quarter of 2010. The ACC4 Term Loan bore interest at LIBOR plus 3.50%.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consisted of a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (the “Credit Facility”). The term loan bore interest at LIBOR plus 1.50%, and the revolving credit facility bore interest at LIBOR plus 1.25%. The Company retired the Credit Facility on December 16, 2009.

On August 15, 2007, the Company entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under this Credit Facility effective August 17, 2007. The swap agreement fixed the interest rate at 4.997% plus 1.50%. In connection with the sale of Unsecured Notes on December 16, 2009, the Company repaid and terminated the Credit facility. In addition, the Company paid $13.7 million to terminate the swap agreement. With the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the consolidated statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan to which CH1 was pledged as collateral. This loan bore interest at LIBOR plus 2.25%. The Company repaid this loan on February 10, 2009.

ACC5 Construction Loan

On February 6, 2009, the Company entered into a construction loan agreement to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. This loan bore interest at 12%. The Company repaid this loan on December 3, 2009.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan that was secured by the SC1 development property. This loan bore interest at 12%. The Company repaid this loan on December 16, 2009.

7. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of the Credit Facility. The interest rate swap agreement was effective August 17, 2007 with a maturity date of August 7, 2011 and effectively fixed the interest rate on $200.0 million of the Credit Facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized.

On December 16, 2009, in connection with the Company’s completion of a $550 million debt offering and repayment and termination of the Credit Facility, the Company paid $13.7 million to terminate the swap agreement, which was recorded as a loss on discontinuance of cash flow hedge on the consolidated statement of operations for the year ended December 31, 2009.

The Company has no outstanding derivative instruments as of December 31, 2010 and 2009.

8. Related Party Transactions

For the years ended December 31, 2010 and 2009, the Company incurred $0.3 million and $0.2 million of expense, respectively, to charter an aircraft that was jointly owned by the Executive Chairman and the President and CEO in 2009 and was owned by the President and CEO in 2010. No expense was incurred during the year ended December 31, 2008 for aircraft charters.

Subsequent to the closing of the IPO in 2007, the Company has been paying rent for its headquarters building to an affiliate of the Executive Chairman and the President and CEO. Rent expense was $0.4 million for each of the years ended December 31, 2010, 2009 and 2008.

9. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the ACC6 Phase I and SC1 Phase I data centers were in place as of December 31, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2010, the ACC6 Phase I control estimate was $122.1 million of which $68.8 million has been incurred and the SC1 Phase I control estimate was $239.7 million of which $155.2 million has been incurred. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of December 31, 2010, the Company had entered into commitments through its construction general contractor to purchase $81.2 million in equipment and labor for the ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480—$500 million (unaudited). Additionally the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

10. Redeemable noncontrolling interests—Operating Partnership

Redeemable noncontrolling interests represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. The redemption value of the redeemable noncontrolling interests at December 31, 2010 and 2009 was $466.8 million and $448.8 million based on the closing share price of the Company’s common stock of $21.27 and $17.99, respectively, on those dates. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2010 and 2009, OP unitholders redeemed 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of DFT’s common stock. There were no OP unit redemptions during the year ended December 31, 2008. See Note 2.

The Company had 341,145 fully vested LTIP units outstanding as of December 31, 2009, which are a special class of partnership interests in the Operating Partnership. During the year ended December 31, 2010, all of the LTIP units were converted into OP units. As of December 31, 2010, the company did not have any LTIP units outstanding.

11. Preferred Stock

On October 13, 2010, DFT issued 7,400,000 shares of 7.7875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Preferred Stock”) for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $178.6 million. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. A dividend of $.503125 per share was declared in December 2010 and paid in January 2011. This dividend was taxable in 2010 as ordinary taxable income (unaudited).

Except in instances relating to preservation of the Company’s qualification as a REIT or pursuant to the special optional redemption right discussed below, the Series A Preferred Stock is not redeemable prior to October 15, 2015. On and after October 15, 2015, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

If, at any time following a change of control, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), holders will be entitled to receive dividends at an increased rate of 11.875%, and the Company will have the option to redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series A Preferred Stock is not so listed or quoted, for cash at $25 per share, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.

12. Stockholders’ Equity

During the year ended December 31, 2010, DFT issued 14,047,668 shares of common stock:

•	11,501 shares of restricted stock to certain employees on December 7, 2010, which vest in equal increments on October 1, 2011, October 1, 2012 and October 1, 2013.

•	1,564 shares of restricted stock to certain employees on September 16, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

•

11,484 fully vested shares to independent members of its’ Board of Directors and 2,778 shares of restricted stock to certain employees on May 19, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

•

13,800,000 shares of common stock in an underwritten public offering on May 18, 2010 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million.

•	220,341 shares of restricted stock to employees on February 25, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

During the year ended December 31, 2009, DFT issued 666,218 shares of common stock:

•	700 fully vested shares to certain employees on December 9, 2009.

•	57,886 fully vested shares to independent members of its’ Board of Directors on May 19, 2009.

•	607,632 shares of restricted stock to employees on February 26, 2009, which vest in equal increments on March 1, 2010, March 1, 2011 and March 1, 2012.

During the year ended December 31, 2008, DFT issued 53,270 shares of common stock:

•	2,103 shares of restricted stock to a certain employee on February 15, 2008, which vest in equal increments on January 2, 2009, January 2, 2010 and January 2, 2011.

•	17,627 shares of restricted stock to a certain employee on May 20, 2008, which vest in equal increments on January 2, 2009, January 2, 2010 and January 2, 2011.

•	27,278 shares of restricted stock to a certain employee on July 8, 2008, which vest in equal increments on July 8, 2009, July 8, 2010 and July 8, 2011.

•	6,262 shares of restricted stock to a certain employee on August 7, 2008, which vest in equal increments on August 7, 2009, August 7, 2010 and August 7, 2011.

During the years ended December 31, 2010 and 2009, OP unitholders redeemed 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of common stock. There were no OP unit redemptions during the year ended December 31, 2008.

For the years ended December 31, 2010, the Company declared and paid the following cash dividends:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/31/2010	04/09/2010	$0.08	$0.08	$0.00
06/29/2010	07/09/2010	0.12	0.12	0.00
09/29/2010	10/08/2008	0.12	0.12	0.00
12/28/2010	01/07/2011	0.12	0.02	0.00

		$0.44	$0.34	$0.00

Of the $0.12 dividend paid in January 2011, $0.10 (unaudited) will be included in 2011 taxable common dividends.

For the year ended December 31, 2009, the Company declared and paid the following cash dividend:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/24/2009	12/30/2009	$0.08	$0.08	$0.00

For the year ended December 31, 2008, the Company declared and paid the following cash dividends:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/28/2008	04/11/2008	$0.18750	$0.15005	$0.03745
06/27/2008	07/11/2008	0.18750	0.15005	0.03745
09/26/2008	10/10/2008	0.18750	0.15005	0.03745

		$0.56250	$0.45015	$0.11235

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

As of December 31, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,299,765 share equivalents had been issued as of such date leaving 1,668,030 shares available for future issuance. As a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering, the Company will be authorized to issue an additional 1,035,000 shares of common stock under the Plan effective January 1, 2011.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	53,270	$18.00
Vested	(71,429)	$21.00
Forfeited	—	N/A

Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(19,160)	$17.90
Forfeited	(1,365)	$5.13

Unvested balance at December 31, 2009	640,377	$5.82
Granted	236,184	$19.88
Vested	(219,157)	$6.14
Forfeited	(20,553)	$9.19

Unvested balance at December 31, 2010	636,851	$10.82

During the years ended December 31, 2010, 2009 and 2008, the Company issued 236,184, 607,632 and 53,270 shares of restricted stock, respectively, which had values of $4.7 million, $3.1 million and $1.0 million, respectively, on the grant dates. These amounts are amortized to expense over a three year vesting period. Also during the years ended December 31, 2010, 2009 and 2008, 219,157, 19,160 and 71,429 shares of restricted stock, respectively, vested at values of $4.4 million, $0.1 million and $1.3 million, respectively, on the vesting dates.

As of December 31, 2010 and 2009, total unearned compensation on restricted stock was $4.6 million and $2.7 million, respectively, and the weighted average vesting period was 0.8 years and 1.1 years, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

No stock options were issued during the year ended December 31, 2008. A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2010 and 2009 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	$19.89
Forfeited	—	N/A
Exercised	(161,979)	$5.06

Under option, December 31, 2010	1,403,277	$8.13

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2009	1,274,696	$1.4 million	1.2 years	9.2 years
As of December 31, 2010	1,403,277	$2.6 million	0.8 years	8.4 years

The following table sets forth the number of unvested options as of December 31, 2010 and 2009 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	$9.00
Forfeited	—	N/A
Vested	(424,903)	$1.48

Unvested balance at December 31, 2010	1,140,353	$3.40

The following table sets forth the number of exercisable options as of December 31, 2010 and 2009 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2008	—	—
Vested	—	—
Exercised	—	—

Options Exercisable at December 31, 2009	—	—
Vested	424,903	$1.48
Exercised	(161,979)	$1.48

Options Exercisable at December 31, 2010	262,924	$1.48

	Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
As of December 31, 2009	—	—	—	—
As of December 31, 2010	262,924	$5.06	8.2 years	$4.3 million

No stock options were exercised during the years ended December 31, 2009 and 2008. The intrinsic value of stock options exercised during the year ended December 31, 2010 was $3.2 million.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2010 and 2009.

	2010	2009
Number of options granted	290,560	1,274,696
Exercise price	$19.89	$5.06
Expected term (in years)	6	6
Expected volatility	54%	41%
Expected annual dividend	1.88%	3.75%
Risk-free rate	2.86%	2.76%
Fair value at date of grant	$2.6 million	$1.9 million

14. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Year ended December 31,
	2010	2009	2008
Basic and Diluted Shares Outstanding
Weighted average common shares—basic	52,800,712	39,938,225	35,428,521
Effect of dilutive securities	1,291,991	697,810	—

Weighted average common shares—diluted	54,092,703	40,636,035	35,428,521

Calculation of Earnings per Share—Basic
Net income attributable to common shares	$27,290	$1,753	$19,082
Net income allocated to unvested restricted shares	(311)	(29)	1

Net income attributable to common shares, adjusted	26,979	1,724	$19,083
Weighted average common shares—basic	52,800,712	39,938,225	35,428,521

Earnings per common share—basic	$0.51	$0.04	$0.54

Calculation of Earnings per Share—Diluted
Net income attributable to common shares	$27,290	$1,753	$19,082
Adjustments to redeemable noncontrolling interests	223	12	—

Adjusted net income available to common shares, adjusted	27,513	1,765	19,082
Weighted average common shares—diluted	54,092,703	40,636,035	35,428,521

Earnings per common share—diluted	$0.51	$0.04	$0.54

For the year ended December 31, 2010, 0.3 million stock options have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For the years ended December 31, 2009 and 2008, 0.3 million LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

15. Employee Benefit Plan

Upon completion of the IPO, the Company established a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. The Company matches 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. The Company’s contributions vest immediately. During the years ended December 31, 2010, 2009 and 2008, the Company contributed $0.3 million, $0.3 million and $0.2 million, respectively, to the 401(k) Plan.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2010:

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

•

Debt: As of December 31, 2010, the combined balance of our Unsecured Notes and mortgage notes payable was $700.0 million with a fair value of $745.7 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using the one-month LIBOR rate as of December 31, 2010 plus the 4.25% spread on the ACC5 Term loan.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands except share data):

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$66,011	$60,329	$59,292	$56,909
Net income	13,003	15,279	10,195	5,231
Net income attributable to common shares	6,254	10,824	6,921	3,291
Net income attributable to common shares per common share—basic (1)	0.10	0.18	0.13	0.08
Net income attributable to common shares per common share—diluted (1)	0.10	0.18	0.13	0.08
Weighted average shares of common stock outstanding—basic	59,055,307	58,739,792	51,087,845	42,067,964
Weighted average shares of common stock outstanding—diluted	60,310,402	60,070,867	52,408,654	43,339,741

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$52,676	$51,920	$48,867	$46,819
Net (loss) income (2)	(11,435)	5,524	5,540	3,257
Net (loss) income attributable to common shares	(6,815)	3,387	3,295	1,886
Net (loss) income attributable to common shares per common share—basic (1)	(0.16)	0.08	0.08	0.05
Net (loss) income attributable to common shares per common share—diluted (1)	(0.16)	0.08	0.08	0.05
Weighted average shares of common stock outstanding—basic	41,514,002	41,041,140	40,035,504	37,101,648
Weighted average shares of common stock outstanding—diluted	41,514,002	41,992,512	40,617,869	37,101,648

(1)	Amounts may not equal full year results due to rounding.
(2)	Quarter ended December 31, 2009 includes a $13.7 million loss on discontinuance of cash flow hedge.

18. Subsequent Events

Unsecured Credit Facility Amendment

On February 4, 2011, the Operating Partnership entered into a first amendment to its Unsecured Credit Facility, which removes the 1% floor for LIBOR established under the original agreement and establishes applicable margins for LIBOR based loans and base rate loans that are based on the Company’s ratio of total indebtedness to gross asset value. Under the amendment, the Company may still elect to have borrowings under the facility bear interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR now is based on the table below instead of a flat 450 basis points, and the applicable margin added to the base rate now is based on the table below instead of a flat 300 basis points.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Pricing Level 1	Less than or equal to 35%	3.25%	1.25%
Pricing Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Pricing Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Pricing Level 4	Greater than 55%	4.25%	2.25%

Under the amendment, the initial applicable margin is set at pricing level 1. The terms of the amendment provide for the adjustment to the applicable margin from time to time.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(in thousands)

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2010			Accumulated Depreciation at December 31, 2010	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties (1)
ACC2	$—	$2,500	$157,100	$—	$1,495	$2,500	$158,595	$161,095	$(22,927)	2005	2001
ACC3	—	1,071	—	—	94,569	1,071	94,569	95,640	(15,752)	2006	2001
ACC4	—	6,600	506,081	—	29,214	6,600	535,295	541,895	(60,822)	2007	2006
ACC5	150,000	6,442	43	—	298,955	6,442	298,998	305,440	(8,070)	2009-2010	2007
VA3	—	9,000	172,881	—	1,417	9,000	174,298	183,298	(28,819)	2003-2004	2003
VA4	—	6,800	140,575	—	1,417	6,800	141,992	148,792	(20,311)	2005	2005
CH1 Phase I	—	12,646	70,190	1,161	112,462	13,807	182,652	196,459	(14,733)	2007-2008	2007
NJ1 Phase I	—	4,311	193,556	—	—	4,311	193,556	197,867	(1,103)	2008-2010	2007

Subtotal	150,000	49,370	1,240,426	1,161	539,529	50,531	1,779,955	1,830,486	(172,537)

Development Properties
ACC6 (1)(2)	—	5,518	—	—	74,702	5,518	74,702	80,220	—		2007
SC1 and SC2	—	22,415	—	—	172,819	22,415	172,819	195,234	—		2007
CH1 Phase II (1)	—	9,805	—	—	7,910	9,805	7,910	17,715	—		2007
NJ1 Phase II (1)	—	4,312	—	—	34,963	4,312	34,963	39,275	—		2007
ACC7	—	4,242	—	—	—	4,242	—	4,242	—		2007

Subtotal	—	46,292	—	—	290,394	46,292	290,394	336,686	—

Grand Total	$150,000	$95,662	$1,240,426	$1,161	$829,923	$96,823	$2,070,349	$2,167,172	$(172,537)

(1)	The subsidiaries that own these data centers are guarantors of the Company’s $550.0 million 8.5% Unsecured Notes.
(2)	The subsidiary that owns this data center is encumbered by the Company’s ACC5 Term Loan.

DUPONT FABROS TECHNOLOGY, INC.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Real estate assets
Balance, beginning of period	$1,812,769	$1,764,728	$1,374,117
Additions—property acquisitions	—	—	—
—improvements	354,403	48,041	390,611

Balance, end of period	$2,167,172	$1,812,769	$1,764,728

Accumulated depreciation
Balance, beginning of period	$115,225	$63,669	$17,672
Additions—depreciation	57,312	51,556	45,997

Balance, end of period	$172,537	$115,225	$63,669

Report of Independent Registered Public Accounting Firm

The Partners of DuPont Fabros Technology, L.P.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Partners of DuPont Fabros Technology, L.P.

We have audited DuPont Fabros Technology, L.P.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS
Income producing property:
Land	$50,531	$44,001
Buildings and improvements	1,779,955	1,438,598

	1,830,486	1,482,599
Less: accumulated depreciation	(172,537)	(115,225)

Net income producing property	1,657,949	1,367,374
Construction in progress and land held for development	336,686	330,170

Net real estate	1,994,635	1,697,544
Cash and cash equivalents	222,428	33,588
Marketable securities held to maturity	—	138,978
Restricted cash	1,600	10,222
Rents and other receivables	3,227	2,550
Deferred rent	92,767	57,364
Lease contracts above market value, net	13,484	16,349
Deferred costs, net	45,543	52,208
Prepaid expenses and other assets	19,245	9,551

Total assets	$2,392,929	$2,018,354

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$150,000	$348,500
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	21,409	16,301
Construction costs payable	67,262	6,229
Accrued interest payable	2,766	3,510
Distribution payable	12,970	—
Lease contracts below market value, net	23,319	28,689
Prepaid rents and other liabilities	22,644	15,564

Total liabilities	850,370	968,793
Redeemable partnership units	466,823	448,811
Commitments and contingencies	—	—
Partners’ capital:
General partner’s capital	11,910	9,391
Limited partners’ capital	1,063,826	591,359

Total partners’ capital	1,075,736	600,750

Total liabilities & partners’ capital	$2,392,929	$2,018,354

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Base rent	$154,258	$116,829	$104,032
Recoveries from tenants	78,447	69,014	58,802
Other revenues	9,836	14,439	10,830

Total revenues	242,541	200,282	173,664
Expenses:
Property operating costs	67,033	62,911	50,918
Real estate taxes and insurance	5,281	5,291	3,986
Depreciation and amortization	62,483	56,701	50,703
General and administrative	14,743	13,358	10,568
Other expenses	7,124	11,485	9,003

Total expenses	156,664	149,746	125,178

Operating income	85,877	50,536	48,486
Interest income	1,074	381	308
Interest:
Expense incurred	(36,746)	(25,462)	(10,852)
Amortization of deferred financing costs	(6,497)	(8,854)	(1,782)
Loss on discontinuance of cash flow hedge	—	(13,715)	—

Net income	43,708	2,886	36,160
Net income attributable to noncontrolling interests	—	32	(214)

Net income attributable to controlling interests	43,708	2,918	35,946
Preferred unit distributions	(3,157)	—	—

Net income attributable to common units	$40,551	$2,918	$35,946

Earnings per unit—basic:
Net income attributable to common units	$0.53	$0.04	$0.54

Weighted average common units outstanding	75,793,868	66,652,771	66,590,792

Earnings per unit—diluted:
Net income attributable to common units	$0.53	$0.04	$0.54

Weighted average common units outstanding	77,085,859	67,350,581	66,590,792

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Preferred Units	Common Units	General Partner’s Capital	Limited Partners’ Capital	Noncontrolling Interests	Comprehensive Income	Total
Balance at December 31, 2007	—	35,453,833	$8,070	$423,879	$4,945		$436,894
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			671	35,275		$35,946	35,946
Other comprehensive income attributable to controlling interests—change in fair value of interest rate swap			(185)	(9,712)		(9,897)	(9,897)

Comprehensive income attributable to controlling interests						$26,049

Net income attributable to non-controlling interests					214		214
Distributions			(372)	(19,582)			(19,954)
Offering costs			(2)	(85)			(87)
Issuance of OP units		53,270	—				—
Retirement of OP units		(11,846)	—	(200)			(200)
Amortization of deferred compensation costs				963			963
Adjustment to redeemable partnership units			2,056	107,879	(1,645)		108,290

Balance at December 31, 2008	—	35,495,257	10,238	538,417	3,514		552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			46	2,872		$2,918	2,918
Other comprehensive income attributable to controlling interests—change in fair value of interest rate swap			278	17,489		17,767	17,767

Comprehensive income attributable to controlling interests						$20,685

Net loss attributable to non-controlling interests					(32)		(32)
Distributions			(53)	(3,337)			(3,390)
Issuance of OP units to REIT when redeemable partnership units redeemed		6,214,441	—	96,700			96,700
Issuance of OP units		666,218	—	80			80
Retirement of OP units		(2,576)	—	(11)			(11)
Amortization of deferred compensation costs			—	2,006			2,006
Issuance of OP units—acquisition of Safari		268,668	54	3,428	(3,482)		—
Redemption of OP units—Safari		(268,668)	(73)	(4,618)			(4,691)
Adjustment to redeemable partnership units			(1,099)	(61,667)			(62,766)

Balance at December 31, 2009	—	42,373,340	9,391	591,359	—		600,750
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			484	43,224		$43,708	43,708

Comprehensive income attributable to controlling interests						$43,708

Issuance of OP units for common stock offering		13,800,000	—	305,176			305,176
Issuance of OP units for preferred stock offering	185,000		—	178,620			178,620
Common unit distributions			(386)	(34,470)			(34,856)
Preferred unit distributions			(35)	(3,122)			(3,157)
Issuance of OP units to REIT when redeemable partnership units redeemed		3,341,474	—	68,000			68,000
Issuance of OP units		247,668	—	269			269
Issuance of OP units due to option exercises		161,979	—	820			820
Retirement of OP units		(97,456)	—	(1,542)			(1,542)
Amortization of deferred compensation costs			—	3,791			3,791
Adjustment to redeemable partnership units			2,456	(88,299)			(85,843)

Balance at December 31, 2010	185,000	59,827,005	$11,910	$1,063,826	$—		$1,075,736

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flow from operating activities
Net income	$43,708	$2,886	$36,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,483	56,701	50,703
Straight line rent	(35,403)	(18,312)	(26,441)
Loss on discontinuance of cash flow hedge	—	13,715	—
Amortization of deferred financing costs	3,950	4,982	1,782
Write-off of deferred financing costs	2,547	3,872	—
Amortization of lease contracts above and below market value	(2,505)	(6,881)	(6,978)
Compensation paid with Company common shares	3,803	1,944	963
Changes in operating assets and liabilities
Restricted cash	(274)	(88)	(15)
Rents and other receivables	(852)	(1,472)	226
Deferred costs	(2,563)	(2,866)	(790)
Prepaid expenses and other assets	(7,811)	(1,373)	(2,809)
Accounts payable and accrued liabilities	5,252	4,824	1,206
Accrued interest payable	(744)	1,729	658
Prepaid rents and other liabilities	5,261	6,237	4,611

Net cash provided by operating activities	76,852	65,898	59,276

Cash flow from investing activities
Investments in real estate – development	(265,217)	(113,918)	(317,299)
Marketable securities held to maturity:
Purchase	(60,000)	(138,978)	—
Redemption	198,978	—	—
Interest capitalized for real estate under development	(25,177)	(5,691)	(13,150)
Improvements to real estate	(2,985)	(3,384)	(3,701)
Additions to non-real estate property	(630)	(404)	(642)

Net cash used in investing activities	(155,031)	(262,375)	(334,792)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	305,176	—	—
Issuance of preferred OP units to DFT for issuance of preferred stock, net of offering costs	178,620	—	—
Line of credit:
Proceeds	—	—	233,700
Repayments	—	(233,424)	(276)
Unsecured notes payable:
Proceeds	—	550,000	—
Mortgage notes payable:
Proceeds	—	331,726	136,676
Lump sum payoffs	(196,500)	(365,121)	—
Repayments	(2,000)	(51,500)	—
Return (payment) of escrowed proceeds	8,896	(10,000)	—
Issuance of OP units for stock option exercises	820	—	—
Payments of financing costs	(2,950)	(21,310)	(4,776)
Payment for termination of cash flow hedge	—	(13,715)	—
Offering costs	—	—	(87)
Distributions	(25,043)	(10,103)	(47,719)

Net cash provided by financing activities	267,019	176,553	317,518

Net increase (decrease) in cash and cash equivalents	188,840	(19,924)	42,002
Cash and cash equivalents, beginning	33,588	53,512	11,510

Cash and cash equivalents, ending	$222,428	$33,588	$53,512

Supplemental information:
Cash paid for interest, net of amounts capitalized	$37,490	$23,732	$10,195

Deferred financing costs capitalized for real estate under development	$1,198	$1,330	$2,298

Construction costs payable capitalized for real estate under development	$67,262	$6,229	$82,241

Redemption of OP units for common shares	$68,000	$96,700	$—

Adjustments to redeemable partnership units	$82,632	$58,105	$(124,361)

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. Description of Business

DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DuPont Fabros Technology, Inc. (“DFT”) and their operating subsidiaries, the “Company”) was formed on March 2, 2007 and is headquartered in Washington, D.C. The OP is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the OP’s parent company and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of, and, as of December 31, 2010, owns 73.2% of the economic interest in the OP of which approximately 1% is held as general partnership units. The remaining 26.8% economic interest was owned by redeemable partnership units. Through the Operating Partnership as of December 31, 2010, DFT holds a fee simple interest in the following properties:

•	eight operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 Phase I and NJ1 Phase I;

•	data center projects under current development—referred to as ACC6 Phase I and SC1 Phase I;

•	data center projects available for future development—the second phases of ACC6, CH1, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7 and SC2 Phase I/II.

On November 1, 2010, NJ1 Phase I and ACC5 Phase II were placed into operations.

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

Property

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled

$26.4 million, $7.0 million and $15.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company ceases interest capitalization when a development is temporarily suspended.

The Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use.

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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $58.0 million, $52.0 million and $46.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $4.8 million for each of the years ended December 31, 2010, 2009 and 2008. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2010.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2010, there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents

The Company considers all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase to be cash equivalents. The Company’s account balances at one or more institutions periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses and believes that the risk is not significant.

Marketable Securities Held to Maturity

Debt securities that the Company intends to hold until maturity are classified as held to maturity. Unrealized gains and losses are not recognized in the accompanying consolidated balance sheets and statements of operations. If any of the securities were deemed to be permanently impaired, the Company would record the loss in earnings. As of December 31, 2010, the Company did not have any marketable securities held to maturity.

The following presents the Company’s marketable securities as of December 31, 2009, which were realized during the year ended December 31, 2010 pursuant to their scheduled maturities (dollars in thousands):

Type of Security	Aggregate Fair Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Net Carrying Amount (at cost)	Contractual Maturities
U.S. Agency Notes	$ 103,969	$ —	$ 18	$ 103,987	April-June 2010
Corporate Commercial Paper	34,980	—	11	34,991	March 2010

Total	$138,949	$—	$29	$138,978

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing costs and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized on a straight-line basis, which approximates the effective-interest method, over the term of the loan and are included in interest expense. In 2010, the Company paid off the $196.5 million balance of the ACC4 Term Loan which resulted in a write-off of $2.5 million of unamortized deferred financing costs. In 2009, the Company paid off the CH1 construction loan, a credit facility, the ACC5 construction loan and the SC1 term loan resulting in the write-off of $3.9 million of unamortized deferred financing costs. Amortization of deferred financing costs included in interest expense totaled $4.0 million, $5.0 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Financing costs	$19,788	$24,250
Accumulated amortization	(3,077)	(2,827)

Financing costs, net	$16,711	$21,423

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $4.5 million, $4.7 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Leasing costs	$44,355	$41,793
Accumulated amortization	(15,523)	(11,008)

Leasing costs, net	$28,832	$30,785

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2010 and 2009, the fuel inventory was $2.0 million and $1.6 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Interest Rate Derivative Instruments

All derivative instruments are required to be carried at fair value as either assets or liabilities on the consolidated balance sheets. For those derivative instruments that are designated, and qualify, as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized in earnings. For those derivatives that qualify for hedge accounting, the effective portion of the gain or loss on the hedge instruments is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Prepaid Rents

Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the lease, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(9,616)	(6,751)

Lease contracts above market value, net	$13,484	$16,349

	December 31,
	2010	2009
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(22,381)	(17,011)

Lease contracts below market value, net	$23,319	$28,689

The Company’s policy is to record a provision for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease.

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

Income Taxes

DFT elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2007. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a year will not be subject to income tax to the extent of the income it distributes. The Company currently qualifies and intends to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of the Company’s taxable REIT subsidiary (“TRS”). If DFT fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its income at regular corporate tax rates for the year in which it does not qualify and the succeeding four years. Although DFT expects to qualify for taxation as a REIT, the Company may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

The Company has elected to treat DF Technical Services LLC, a 100% owned subsidiary of the Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ending December 31, 2010, 2009 and 2008, the Company incurred income taxes of $0.3 million, $0.4 million and $0.3 million, respectively, and recorded these taxes as general and administrative expenses in the consolidated statements of operations.

Redeemable Partnership Units

Redeemable partnership units, which require cash payment, or allow settlement in DFT’s common shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the Company’s consolidated balance sheets. Redeemable partnership units are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable partnership units are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable partnership units being recorded at less than the redemption value, redeemable partnership units are further adjusted to their redemption value (see Note 10). Redeemable partnership units are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable partnership units for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2007	31,162,271	$610,781
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	17,078	$17,078
Other comprehensive loss attributable to redeemable partnership units—change in fair value of interest rate swap	—	(4,632)	(4,632)

Comprehensive income attributable redeemable partnership units			$12,446

Distributions declared	—	(17,529)
Adjustment to redeemable partnership units	—	(120,930)

Balance at December 31, 2008	31,162,271	484,768
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	1,133	$1,133
Other comprehensive income attributable to redeemable partnership units—change in fair value of interest rate swap	—	7,121	7,121

Comprehensive income attributable to redeemable partnership units			$8,254

Distributions declared	—	(2,023)
Redemption of OP units	(6,214,441)	(96,700)
Adjustment to redeemable partnership units	—	54,512

Balance at December 31, 2009	24,947,830	448,811
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	13,261	$13,261

Comprehensive income attributable to redeemable partnership units			$13,261

Distributions declared	—	(9,881)
Redemption of OP units	(3,341,474)	(68,000)
LTIP conversion	341,145	—
Adjustment to redeemable partnership units	—	82,632

Balance at December 31, 2010	21,947,501	$466,823

Comprehensive Income

Comprehensive income, as reflected on the consolidated statement of partners’ capital and within redeemable partnership units is defined as all changes in partners’ capital and redeemable partnership units during each period except those resulting from investments by or distributions to partners or members. Accumulated other comprehensive loss, as also reflected on the consolidated statements of partners’ capital and within redeemable partnership units, reflects the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Earnings Per Unit

Basic earnings per unit is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period.

Stock-based Compensation

DFT has awarded stock-based compensation to employees and members of its Board of Directors in the form of common stock and LTIP units. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognizes this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of LTIP units is based on the market value of DFT’s common stock on the date of the grant less a discount for post-vesting transferability restrictions estimated by a third-party consultant. Compensation paid with Company common units, which is included in general and administrative expense on the consolidated statements of operations, totaled $3.8 million, $1.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

3. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2010:

(dollars in thousands)
Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,595	$—	$161,095
ACC3	Ashburn, VA	1,071	94,569	—	95,640
ACC4	Ashburn, VA	6,600	535,295	—	541,895
ACC5	Ashburn, VA	6,442	298,998	—	305,440
VA3	Reston, VA	9,000	174,298	—	183,298
VA4	Bristow, VA	6,800	141,992	—	148,792
CH1 Phase I	Elk Grove Village, IL	13,807	182,652	—	196,459
NJ1 Phase I	Piscataway, NJ	4,311	193,556	—	197,867

		50,531	1,779,955	—	1,830,486
Construction in progress and land held for development	(1)	—	—	336,686	336,686

		$50,531	$1,779,955	$336,686	$2,167,172

(1)	Properties located in Ashburn, VA (ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 and SC2).

The following presents the major components of the Company’s properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical structure—power distribution units	20
Electrical structure—uninterrupted power supply	25
Electrical structure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical structure—heating, ventilating and air conditioning	20
Mechanical structure—chiller pumps/building automation	25
Mechanical structure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities

Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2010, these assets have a weighted average remaining life of 7.0 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2011	$4,558
2012	4,404
2013	4,258
2014	4,134
2015	3,798
2016 and thereafter	7,680

$28,832

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2010, these net Lease Intangible liabilities have a weighted average remaining life of 5.7 years for above market leases and 5.8 years for below market leases with estimated net future amortization (increase to rental income) as follows (in thousands):

Year Ending December 31,
2011	$2,141
2012	1,789
2013	1,590
2014	1,343
2015	1,546
2016 and thereafter	1,426

$9,835

Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2010, these assets have a weighted average remaining life of 5.8 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2011	$4,333
2012	3,148
2013	3,148
2014	3,148
2015	2,019
2016 and thereafter	3,233

$19,029

5. Leases

For the years ended December 31, 2010, 2009 and 2008, the following tenants comprised more than 10% of the Company’s consolidated revenues:

	Yahoo!	Microsoft	Facebook
Year ended December 31, 2010	26.0%	22.4%	16.5%
Year ended December 31, 2009	33.1%	28.4%	10.8%
Year ended December 31, 2008	36.6%	33.6%	8.7%

As of December 31, 2010, these three tenants accounted for $16.1 million, $13.6 million and $23.8 million of deferred rent and $5.1 million, $4.7 million and $0 of prepaid rents, respectively. As of December 31, 2009, these three tenants accounted for $13.2 million, $12.7 million and $10.6 million of deferred rent and $4.9 million, $4.8 million and $0 of prepaid rents, respectively. The Company does not hold security deposits from these tenants. The majority of the Company’s tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

As of December 31, 2010, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31, excluding properties under development (in thousands):

2011	$153,673
2012	176,663
2013	181,246
2014	181,111
2015	167,372
2016 and thereafter	595,615

$1,455,680

6. Debt

Debt Summary as of December 31, 2010 and December 31, 2009

($ in thousands)

	December 31, 2010				December 31, 2009
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$150,000	21.4%	5.8%	3.9	$348,500
Unsecured	550,000	78.6%	8.5%	6.3	550,000

Total	$700,000	100.0%	7.9%	5.8	$898,500

Fixed Rate Debt:
Unsecured Notes	$550,000	78.6%	8.5%	6.3	$550,000

Fixed Rate Debt	550,000	78.6%	8.5%	6.3	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.3	—
ACC5 Term Loan	150,000	21.4%	5.8%	3.9	150,000
ACC4 Term Loan (2)	—	—	—	—	198,500

Floating Rate Debt	150,000	21.4%	5.8%	3.9	348,500

Total	$700,000	100.0%	7.9%	5.8	$898,500

Note:	The Company capitalized interest and deferred financing cost amortization of $6.0 million and $26.4 million during the three months and year ended December 31, 2010, respectively.
(1)	Rate as of December 31, 2010.
(2)	The ACC4 Term Loan was paid off in full on October 25, 2010.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve is classified as restricted cash on the Company’s consolidated balance sheets. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of December 31, 2010, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million that began in January 2011, and may be prepaid in whole or in part without penalty any time after November 30, 2010, subject to the payment of certain LIBOR rate breakage fees. The Company currently anticipates that principal payments will commence in the first quarter of 2011. The Company may increase the total loan at any time after March 30, 2010 and on or before

June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

•

Consolidated total indebtedness of the Operating Partnership and its subsidiaries to gross asset value of the Operating Partnership and its subsidiaries must not exceed 65% during the term of the loan;

•	Ratio of adjusted consolidated Earnings Before Interest Taxes Depreciation and Amortization to consolidated fixed charges must not be less than 1.45 to 1 during the term of the loan; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2010.

Unsecured Notes

On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes”). The Unsecured Notes were issued at face value. The Company pays interest on the Unsecured Notes semi-annually, in arrears, on December 15 and June 15 of each year, beginning June 15, 2010. On each of December 15, 2015 and December 15, 2016, $125 million in principal amount of the Unsecured Notes will become due and payable, with the remaining $300 million due on December 15, 2017.

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and the ACC6 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of December 31, 2010, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and ACC6 development property, but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the TRS.

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

A summary of the Company’s debt maturity schedule as of December 31, 2010 is as follows:

Debt Maturity as of December 31, 2010

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$5,200	(2)	$5,200	0.7%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.2%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	42.9%	8.5%

Total	$550,000		$150,000		$700,000	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rate as of December 31, 2010.

Indebtedness Retired During 2010 and 2009

ACC4 Term Loan

On October 24, 2008, the Company entered into a credit agreement relating to a $100.0 million term loan with a syndicate of lenders (the “ACC4 Term Loan”). The Company increased this loan to $250.0 million in February 2009 through the exercise of the loan’s “accordion” feature. In December 2009, the Company repaid $50.0 million of the outstanding principal amount. In October 2010, the Company paid off the $196.5 million remaining balance of the ACC4 Term Loan which resulted in a write-off of unamortized deferred financing costs of $2.5 million in the fourth quarter of 2010. The ACC4 Term Loan bore interest at LIBOR plus 3.50%.

Credit Facility

On August 7, 2007, the Company entered into a credit facility that consisted of a $200.0 million secured term loan and a $275.0 million senior secured revolving credit facility (the “Credit Facility”). The term loan bore interest at LIBOR plus 1.50%, and the revolving credit facility bore interest at LIBOR plus 1.25%. The Company retired the Credit Facility on December 16, 2009.

On August 15, 2007, the Company entered into a $200.0 million interest rate swap to manage the interest rate risk associated with a portion of the principal amount outstanding under this Credit Facility effective August 17, 2007. The swap agreement fixed the interest rate at 4.997% plus 1.50%. In connection with the sale of Unsecured Notes on December 16, 2009, the Company repaid and terminated the Credit facility. In addition, the Company paid $13.7 million to terminate the swap agreement. With the termination of the Credit Facility and swap agreement, the Company determined that the forecasted transaction under this swap agreement was no longer probable as originally forecasted and therefore all amounts previously recorded in accumulated other comprehensive loss were recognized in the consolidated statement of operations, resulting in $13.7 million being recorded as loss on the discontinuance of cash flow hedge.

CH1 Construction Loan

On December 20, 2007, the Company entered into a $148.9 million construction loan to which CH1 was pledged as collateral. This loan bore interest at LIBOR plus 2.25%. The Company repaid this loan on February 10, 2009.

ACC5 Construction Loan

On February 6, 2009, the Company entered into a construction loan agreement to borrow up to $25.0 million to pay for a portion of the costs to complete the construction of Phase I of ACC5. This loan bore interest at 12%. The Company repaid this loan on December 3, 2009.

SC1 Loan

On February 6, 2009, the Company received a $5.0 million term loan that was secured by the SC1 development property. This loan bore interest at 12%. The Company repaid this loan on December 16, 2009.

7. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of the Credit Facility. The interest rate swap agreement was effective August 17, 2007 with a maturity date of August 7, 2011 and effectively fixed the interest rate on $200.0 million of the Credit Facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized.

On December 16, 2009, in connection with the Company’s completion of a $550 million debt offering and repayment and termination of the Credit Facility, the Company paid $13.7 million to terminate the swap agreement, which was recorded as a loss on discontinuance of cash flow hedge on the consolidated statement of operations for the year ended December 31, 2009.

The Company has no outstanding derivative instruments as of December 31, 2010 and 2009.

8. Related Party Transactions

For the years ended December 31, 2010 and 2009, the Company incurred $0.3 million and $0.2 million of expense, respectively, to charter an aircraft that was jointly owned by the Executive Chairman and the President and CEO in 2009 and was owned by the President and CEO in 2010. No expense was incurred during the year ended December 31, 2008 for aircraft charters.

Subsequent to the closing of the IPO in 2007, the Company has been paying rent for its headquarters building to an affiliate of the Executive Chairman and the President and CEO. Rent expense was $0.4 million for each of the years ended December 31, 2010, 2009 and 2008.

9. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the ACC6 Phase I and SC1 Phase I data centers were in place as of December 31, 2010. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2010, the ACC6 Phase I control estimate was $122.1 million of which $68.8 million has been incurred and the SC1 Phase I control estimate was $239.7 million of which $155.2 million has been incurred. Because of the cost-plus nature of these contracts, if development was halted on these projects, the

Company would incur liabilities less than what is remaining within the control estimates. As of December 31, 2010, the Company had entered into commitments through its construction general contractor to purchase $81.2 million in equipment and labor for the ACC6 Phase I and SC1 Phase I development properties.

Concurrent with DFT’s IPO, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized in each tax year without triggering the tax protection provisions is 10% of the initial built in gain, accumulating to 100% by the end of 2017. The estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480 – $500 million (unaudited). Additionally the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

10. Redeemable Partnership Units

Redeemable partnership units represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. The redemption value of the redeemable partnership units at December 31, 2010 and 2009 was $466.8 million and $448.8 million based on the closing share price of DFT’s common stock of $21.27 and $17.99, respectively, on those dates. Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2010 and 2009, OP unitholders redeemed 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of DFT’s common stock. There were no OP unit redemptions during the year ended December 31, 2008. See Note 2.

The Company had 341,145 fully vested LTIP units outstanding as of December 31, 2009, which are a special class of partnership interests in the Operating Partnership. During the year ended December 31, 2010, all of the LTIP units were converted into OP units. As of December 31, 2010, the company did not have any LTIP units outstanding.

11. Preferred Partnership Units

On October 13, 2010, the OP issued 7,400,000 shares of 7.7875% Series A Preferred Partnership Units to DFT to issue the same number of shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $178.6 million. The liquidation preference on the Preferred Units is $25 per unit and distributions are scheduled quarterly. A distribution of $.503125 per unit was declared in December 2010 and paid in January 2011. This distribution was taxable in 2010 as ordinary taxable income (unaudited).

Except in instances relating to preservation of DFT’s qualification as a REIT or pursuant to the special optional redemption right discussed below, the Series A Preferred Stock is not redeemable prior to October 15, 2015. On and after October 15, 2015, DFT may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

If, at any time following a change of control, DFT’s Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), holders will be entitled to receive distributions at an increased rate of 11.875%, and DFT will have the option to redeem its Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and its Series A Preferred Stock is not so listed or quoted, for cash at $25 per share, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.

12. Partners’ Capital

During the year ended December 31, 2010, the OP issued 14,047,668 OP units to DFT to issue the following shares of common stock:

•	11,501 shares of restricted stock to certain employees on December 7, 2010, which vest in equal increments on October 1, 2011, October 1, 2012 and October 1, 2013.

•	1,564 shares of restricted stock to certain employees on September 16, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

•

11,484 fully vested shares to independent members of its’ Board of Directors and 2,778 shares of restricted stock to certain employees on May 19, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

•

13,800,000 shares of common stock in an underwritten public offering on May 18, 2010 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million.

•	220,341 shares of restricted stock to employees on February 25, 2010, which vest in equal increments on March 1, 2011, March 1, 2012 and March 1, 2013.

During the year ended December 31, 2009, the OP issued 666,218 OP units to DFT to issue the following shares of common stock:

•	700 fully vested shares to certain employees on December 9, 2009.

•	57,886 fully vested shares to independent members of its’ Board of Directors on May 19, 2009.

•	607,632 shares of restricted stock to employees on February 26, 2009, which vest in equal increments on March 1, 2010, March 1, 2011 and March 1, 2012.

During the year ended December 31, 2008, the OP issued 53,270 OP units to DFT to issue the following shares of common stock:

•	2,103 shares of restricted stock to a certain employee on February 15, 2008, which vest in equal increments on January 2, 2009, January 2, 2010 and January 2, 2011.

•	17,627 shares of restricted stock to a certain employee on May 20, 2008, which vest in equal increments on January 2, 2009, January 2, 2010 and January 2, 2011.

•	27,278 shares of restricted stock to a certain employee on July 8, 2008, which vest in equal increments on July 8, 2009, July 8, 2010 and July 8, 2011.

•	6,262 shares of restricted stock to a certain employee on August 7, 2008, which vest in equal increments on August 7, 2009, August 7, 2010 and August 7, 2011.

During the years ended December 31, 2010 and 2009, OP unitholders redeemed 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of DFT’s common stock. There were no OP unit redemptions during the year ended December 31, 2008.

13. Equity Compensation Plan

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

As of December 31, 2010, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 4,967,795, of which 3,299,765 share equivalents had been issued as of such date leaving 1,668,030 shares available for future issuance. As a result of the 13,800,000 shares issued in the Company’s May 2010 underwritten public offering, the Company will be authorized to issue an additional 1,035,000 shares of common stock under the Plan effective January 1, 2011.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2007	71,429	$21.00
Granted	53,270	$18.00
Vested	(71,429)	$21.00
Forfeited	—	N/A

Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(19,160)	$17.90
Forfeited	(1,365)	$5.13

Unvested balance at December 31, 2009	640,377	$5.82
Granted	236,184	$19.88
Vested	(219,157)	$6.14
Forfeited	(20,553)	$9.19

Unvested balance at December 31, 2010	636,851	$10.82

During the years ended December 31, 2010, 2009 and 2008, the Company issued 236,184, 607,632 and 53,270 shares of restricted stock, respectively, which had values of $4.7 million, $3.1 million and $1.0 million, respectively, on the grant dates. These amounts are amortized to expense over a three year vesting period. Also during the years ended December 31, 2010, 2009 and 2008, 219,157, 19,160 and 71,429 shares of restricted stock, respectively, vested at values of $4.4 million, $0.1 million and $1.3 million, respectively, on the vesting dates.

As of December 31, 2010 and 2009, total unearned compensation on restricted stock was $4.6 million and $2.7 million, respectively, and the weighted average vesting period was 0.8 years and 1.1 years, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

No stock options were issued during the year ended December 31, 2008. A summary of the Company’s stock option activity under the Plan for the years ended December 31, 2010 and 2009 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	$19.89
Forfeited	—	N/A
Exercised	(161,979)	$5.06

Under option, December 31, 2010	1,403,277	$8.13

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2009	1,274,696	$1.4 million	1.2 years	9.2 years
As of December 31, 2010	1,403,277	$2.6 million	0.8 years	8.4 years

The following table sets forth the number of unvested options as of December 31, 2010 and 2009 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	$9.00
Forfeited	—	N/A
Vested	(424,903)	$1.48

Unvested balance at December 31, 2010	1,140,353	$3.40

The following table sets forth the number of exercisable options as of December 31, 2010 and 2009 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2008	—	—
Vested	—	—
Exercised	—	—

Options Exercisable at December 31, 2009	—	—
Vested	424,903	$1.48
Exercised	(161,979)	$1.48

Options Exercisable at December 31, 2010	262,924	$1.48

	Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
As of December 31, 2009	—	—	—	—
As of December 31, 2010	262,924	$5.06	8.2 years	$4.3 million

No stock options were exercised during the years ended December 31, 2009 and 2008. The intrinsic value of stock options exercised during the year ended December 31, 2010 was $3.2 million.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2010 and 2009.

	2010	2009
Number of options granted	290,560	1,274,696
Exercise price	$19.89	$5.06
Expected term (in years)	6	6
Expected volatility	54%	41%
Expected annual dividend	1.88%	3.75%
Risk-free rate	2.86%	2.76%
Fair value at date of grant	$2.6 million	$1.9 million

14. Earnings Per Unit

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Year ended December 31,
	2010	2009	2008
Basic and Diluted Units Outstanding
Weighted average common units—basic (includes redeemable partnership units and units of general and limited partners)	75,793,868	66,652,771	66,590,792
Effect of dilutive securities	1,291,991	697,810	—

Weighted average common units—diluted	77,085,859	67,350,581	66,590,792

For the year ended December 31, 2010, 0.3 million stock options have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive. For the years ended December 31, 2009 and 2008, 0.3 million LTIP units have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive.

15. Employee Benefit Plan

Upon completion of the IPO, the Company established a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. The Company matches 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. The Company’s contributions vest immediately. During the years ended December 31, 2010, 2009 and 2008, the Company contributed $0.3 million, $0.3 million and $0.2 million, respectively, to the 401(k) Plan.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2010:

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

•

Debt: As of December 31, 2010, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $700.0 million with a fair value of $745.7 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using the one-month LIBOR rate as of December 31, 2010 plus the 4.25% spread on the ACC5 Term loan.

17. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands except share data):

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$66,011	$60,329	$59,292	$56,909
Net income	13,003	15,279	10,195	5,231
Net income attributable to common units	9,846	15,279	10,195	5,231
Net income attributable to common units per common unit—basic (1)	0.10	0.18	0.13	0.08
Net income attributable to common units per common unit—diluted (1)	0.10	0.18	0.13	0.08
Weighted average units outstanding—basic	81,137,656	81,072,220	73,879,205	66,871,617
Weighted average units outstanding—diluted	82,392,751	82,403,295	75,200,014	68,143,394

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$52,676	$51,920	$48,867	$46,819
Net (loss) income (2)	(11,435)	5,524	5,540	3,257
Net (loss) income attributable to common units	(11,315)	5,492	5,502	3,239
Net income (loss) attributable to common units per common unit—basic (1)	(0.16)	0.08	0.08	0.05
Net income (loss) attributable to common units per common unit—diluted (1)	(0.16)	0.08	0.08	0.05
Weighted average units outstanding—basic	66,680,372	66,679,663	66,639,051	66,610,944
Weighted average units outstanding—diluted	67,937,872	67,631,035	67,221,416	66,610,944

(1)	Amounts may not equal full year results due to rounding.
(2)	Quarter ended December 31, 2009 includes a $13.7 million loss on discontinuance of cash flow hedge.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 6). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers, and the ACC6 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS. The following consolidating financial information sets forth the financial position as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$50,531	$—	$—	$50,531
Buildings and improvements	—	1,779,955			1,779,955

	—	1,830,486	—	—	1,830,486
Less: accumulated depreciation	—	(172,537)	—	—	(172,537)

Net income producing property	—	1,657,949	—	—	1,657,949
Construction in progress and land held for development	493	137,210	198,983	—	336,686

Net real estate	493	1,795,159	198,983	—	1,994,635
Cash and cash equivalents	221,055	669	704	—	222,428
Restricted cash	—	1,600	—	—	1,600
Rents and other receivables	9	1,538	1,680	—	3,227
Deferred rent	—	92,767	—	—	92,767
Lease contracts above market value, net	—	13,484	—	—	13,484
Deferred costs, net	14,071	31,472	—	—	45,543
Investment in affiliates	1,875,147	—	—	(1,875,147)	—
Prepaid expenses and other assets	1,435	16,624	1,186	—	19,245

Total assets	$2,112,210	$1,953,313	$202,553	$(1,875,147)	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$150,000	$—	$—	$150,000
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	4,469	15,273	1,667	—	21,409
Construction costs payable	10	30,925	36,327	—	67,262
Accrued interest payable	2,167	599	—	—	2,766
Distribution payable	12,970	—	—	—	12,970
Lease contracts below market value, net	—	23,319	—	—	23,319
Prepaid rents and other liabilities	35	21,967	642	—	22,644

Total liabilities	569,651	242,083	38,636	—	850,370
Redeemable partnership units	466,823	—	—	—	466,823
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
General partner’s capital	11,910	—	—	—	11,910
Limited partners’ capital	1,063,826	1,711,230	163,917	(1,875,147)	1,063,826

Total partners’ capital	1,075,736	1,711,230	163,917	(1,875,147)	1,075,736

Total liabilities & partners’ capital	$2,112,210	$1,953,313	$202,553	$(1,875,147)	$2,392,929

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$44,001	$—	$—	$44,001
Buildings and improvements	—	1,438,598			1,438,598

	—	1,482,599	—	—	1,482,599
Less: accumulated depreciation	—	(115,225)	—	—	(115,225)

Net income producing property	—	1,367,374	—	—	1,367,374
Construction in progress and land held for development	—	250,634	79,536	—	330,170

Net real estate	—	1,618,008	79,536	—	1,697,544
Cash and cash equivalents	15,119	17,787	682	—	33,588
Marketable securities held to maturity	138,978	—	—	—	138,978
Restricted cash	—	10,222	—	—	10,222
Rents and other receivables	13	381	2,156	—	2,550
Deferred rent	—	57,364	—	—	57,364
Lease contracts above market value, net	—	16,349	—	—	16,349
Deferred costs, net	13,425	38,783	—	—	52,208
Investment in affiliates	1,437,687	—	—	(1,437,687)	—
Prepaid expenses and other assets	1,306	6,484	1,761	—	9,551

Total assets	$1,606,528	$1,765,378	$84,135	$(1,437,687)	$2,018,354

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$348,500	$—	$—	$348,500
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	5,000	8,939	2,362	—	16,301
Construction costs payable	—	5,586	643	—	6,229
Accrued interest payable	1,948	1,562	—	—	3,510
Lease contracts below market value, net	—	28,689	—	—	28,689
Prepaid rents and other liabilities	19	13,705	1,840	—	15,564

Total liabilities	556,967	406,981	4,845	—	968,793
Redeemable partnership units	448,811	—	—	—	448,811
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
General partner’s capital	9,391	—	—	—	9,391
Limited partners’ capital	591,359	1,358,397	79,290	(1,437,687)	591,359

Total partners’ capital	600,750	1,358,397	79,290	(1,437,687)	600,750

Total liabilities & partners’ capital	$1,606,528	$1,765,378	$84,135	$(1,437,687)	$2,018,354

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$154,258	$—	$—	$154,258
Recoveries from tenants	—	78,447	—	—	78,447
Other revenues	—	1,423	8,413	—	9,836

Total revenues	—	234,128	8,413	—	242,541
Expenses:
Property operating costs	—	66,896	137	—	67,033
Real estate taxes and insurance	—	5,093	188		5,281
Depreciation and amortization	103	62,376	4	—	62,483
General and administrative	12,531	261	1,951	—	14,743
Other expenses	55	110	6,959	—	7,124

Total expenses	12,689	134,736	9,239	—	156,664

Operating income (loss)	(12,689)	99,392	(826)	—	85,877
Interest income	1,065	9	—		1,074
Interest:
Expense incurred	(46,967)	4,938	5,283	—	(36,746)
Amortization of deferred financing costs	(2,294)	(4,403)	200	—	(6,497)
Equity in earnings	104,593	—	—	(104,593)	—

Net income (loss)	43,708	99,936	4,657	(104,593)	43,708
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income(loss) attributable to controlling interests	43,708	99,936	4,657	(104,593)	43,708
Preferred unit distributions	(3,157)	—	—	—	(3,157)

Net income (loss) attributable to common units	$40,551	$99,936	$4,657	$(104,593)	$40,551

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$116,829	$—	$—	$116,829
Recoveries from tenants	—	69,014	—	—	69,014
Other revenues	—	957	13,482	—	14,439

Total revenues	—	186,800	13,482	—	200,282
Expenses:
Property operating costs	—	62,478	433	—	62,911
Real estate taxes and insurance	—	4,865	426		5,291
Depreciation and amortization	27	56,671	3	—	56,701
General and administrative	11,334	304	1,720	—	13,358
Other expenses	5	113	11,367		11,485

Total expenses	11,366	124,431	13,949	—	149,746

Operating income (loss)	(11,366)	62,369	(467)	—	50,536
Interest income	84	294	3		381
Interest:
Expense incurred	(1,950)	(22,990)	(522)	—	(25,462)
Amortization of deferred financing costs	(73)	(8,545)	(236)	—	(8,854)
Equity in earnings	16,191	—	—	(16,191)	—
Loss on discontinuance of cash flow hedge	—	(13,715)	—	—	(13,715)

Net income (loss)	2,886	17,413	(1,222)	(16,191)	2,886
Net loss attributable to noncontrolling interests	32	—	—	—	32

Net income (loss) attributable to controlling interests	2,918	17,413	(1,222)	(16,191)	2,918
Preferred unit distributions	—	—	—	—	—

Net income (loss) attributable to common units	$2,918	$17,413	$(1,222)	$(16,191)	$2,918

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2008
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$104,032	$—	$—	$104,032
Recoveries from tenants	—	58,802	—	—	58,802
Other revenues	—	681	10,149	—	10,830

Total revenues	—	163,515	10,149	—	173,664
Expenses:
Property operating costs	—	50,918	—	—	50,918
Real estate taxes and insurance	—	3,776	210		3,986
Depreciation and amortization	61	50,641	1	—	50,703
General and administrative	9,246	426	896	—	10,568
Other expenses	95	256	8,652		9,003

Total expenses	9,402	106,017	9,759	—	125,178

Operating income (loss)	(9,402)	57,498	390	—	48,486
Interest income	154	148	6		308
Interest:
Expense incurred	(3)	(12,535)	1,686	—	(10,852)
Amortization of deferred financing costs	—	(2,062)	280	—	(1,782)
Equity in earnings	45,411	—	—	(45,411)	—

Net income (loss)	36,160	43,049	2,362	(45,411)	36,160
Net income attributable to noncontrolling interests	(214)	—	—	—	(214)

Net income (loss) attributable to controlling interests	35,946	43,049	2,362	(45,411)	35,946
Preferred unit distributions	—	—	—	—	—

Net income (loss) attributable to common units	$35,946	$43,049	$2,362	$(45,411)	$35,946

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities

Net cash provided by (used in) operating activities	$(58,779)	$131,315	$4,316	$—	$76,852

Cash flow from investing activities
Investments in real estate—development	—	(180,813)	(84,404)	—	(265,217)
Marketable securities held to maturity
Purchase	(60,000)	—	—	—	(60,000)
Redemption	198,978	—	—	—	198,978
Investments in affiliates	(330,841)	245,446	85,395	—	—
Interest capitalized for real estate under development	—	(19,895)	(5,282)	—	(25,177)
Improvements to real estate	—	(2,985)	—	—	(2,985)
Additions to non-real estate property	(64)	(563)	(3)	—	(630)

Net cash (used in) provided by investing activities	(191,927)	41,190	(4,294)	—	(155,031)

Cash flow from financing activities
Issuance of common units, net of offering costs	305,176	—	—	—	305,176
Issuance of preferred units, net of offering costs	178,620	—	—	—	178,620
Mortgage notes payable:
Lump sum payoffs	—	(196,500)	—	—	(196,500)
Repayments	—	(2,000)	—	—	(2,000)
Return of escrowed proceeds	—	8,896	—	—	8,896
Exercises of stock options	820	—	—	—	820
Payments of financing costs	(2,931)	(19)	—	—	(2,950)
Distributions	(25,043)	—	—	—	(25,043)

Net cash provided by (used in) financing activities	456,642	(189,623)	—	—	267,019

Net increase (decrease) in cash and cash equivalents	205,936	(17,118)	22	—	188,840
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$221,055	$669	$704	$—	$222,428

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities

Net cash provided by (used in) operating activities	$(8,472)	$76,043	$(1,673)	$—	$65,898

Cash flow from investing activities
Investments in real estate—development	—	(113,918)	—	—	(113,918)
Marketable securities held to maturity
Purchase	(138,978)	—	—	—	(138,978)
Investments in affiliates	(385,883)	385,087	796	—	—
Interest capitalized for real estate under development	—	(5,691)	—	—	(5,691)
Improvements to real estate	—	(3,384)	—	—	(3,384)
Additions to non-real estate property	(41)	(363)			(404)

Net cash (used in) provided by investing activities	(524,902)	261,731	796	—	(262,375)

Cash flow from financing activities
Line of credit:
Repayments	—	(233,424)	—	—	(233,424)
Unsecured notes:
Proceeds	550,000	—	—	—	550,000
Mortgage notes payable:
Proceeds	—	326,726	5,000	—	331,726
Lump sum payoffs	—	(360,121)	(5,000)	—	(365,121)
Repayments	—	(51,500)	—	—	(51,500)
Escrowed proceeds	—	(10,000)	—	—	(10,000)
Payments of financing costs	(13,498)	(7,812)	—	—	(21,310)
Payment for termination of cash flow hedge	—	(13,715)	—	—	(13,715)
Distributions	(10,103)	—	—	—	(10,103)

Net cash provided by (used in) financing activities	526,399	(349,846)	—	—	176,553

Net decrease in cash and cash equivalents	(6,975)	(12,072)	(877)	—	(19,924)
Cash and cash equivalents, beginning	22,094	29,859	1,559	—	53,512

Cash and cash equivalents, ending	$15,119	$17,787	$682	$—	$33,588

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2008
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities

Net cash provided by (used in) operating activities	$(8,939)	$66,715	$1,500	$—	$59,276

Cash flow from investing activities
Investments in real estate—development	—	(251,157)	(66,142)	—	(317,299)
Investments in affiliates	79,184	(147,071)	67,887	—	—
Interest capitalized for real estate under development	—	(11,464)	(1,686)	—	(13,150)
Improvements to real estate	—	(3,701)	—	—	(3,701)
Additions to non-real estate property	(432)	(210)	—	—	(642)

Net cash (used in) provided by investing activities	78,752	(413,603)	59	—	(334,792)

Cash flow from financing activities
Line of credit:
Proceeds	—	233,700	—	—	233,700
Repayments	—	(276)	—	—	(276)
Mortgage notes payable:
Proceeds	—	136,676	—	—	136,676
Offering costs	—	(87)	—	—	(87)
Payments of financing costs	—	(4,776)	—	—	(4,776)
Distributions	(47,719)	—	—	—	(47,719)

Net cash provided by (used in) financing activities	(47,719)	365,237	—	—	317,518

Net increase in cash and cash equivalents	22,094	18,349	1,559	—	42,002
Cash and cash equivalents, beginning	—	11,510	—	—	11,510

Cash and cash equivalents, ending	$22,094	$29,859	$1,559	$—	$53,512

19. Subsequent Events

Unsecured Credit Facility Amendment

On February 4, 2011, the Operating Partnership entered into a first amendment to its Unsecured Credit Facility, which removes the 1% floor for LIBOR established under the original agreement and establishes applicable margins for LIBOR based loans and base rate loans that are based on the Company’s ratio of total indebtedness to gross asset value. Under the amendment, the Company may still elect to have borrowings under the facility bear interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR now is based on the table below instead of a flat 450 basis points, and the applicable margin added to the base rate now is based on the table below instead of a flat 300 basis points.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Pricing Level 1	Less than or equal to 35%	3.25%	1.25%
Pricing Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Pricing Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Pricing Level 4	Greater than 55%	4.25%	2.25%

Under the amendment, the initial applicable margin is set at pricing level 1. The terms of the amendment provide for the adjustment to the applicable margin from time to time.

DUPONT FABROS TECHNOLOGY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(in thousands)

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2010			Accumulated Depreciation at December 31, 2010	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties (1)
ACC2	$—	$2,500	$157,100	$—	$1,495	$2,500	$158,595	$161,095	$(22,927)	2005	2001
ACC3	—	1,071	—	—	94,569	1,071	94,569	95,640	(15,752)	2006	2001
ACC4	—	6,600	506,081	—	29,214	6,600	535,295	541,895	(60,822)	2007	2006
ACC5	150,000	6,442	43	—	298,955	6,442	298,998	305,440	(8,070)	2009-2010	2007
VA3	—	9,000	172,881	—	1,417	9,000	174,298	183,298	(28,819)	2003-2004	2003
VA4	—	6,800	140,575	—	1,417	6,800	141,992	148,792	(20,311)	2005	2005
CH1 Phase I	—	12,646	70,190	1,161	112,462	13,807	182,652	196,459	(14,733)	2007-2008	2007
NJ1 Phase I	—	4,311	193,556	—	—	4,311	193,556	197,867	(1,103)	2008-2010	2007

Subtotal	150,000	49,370	1,240,426	1,161	539,529	50,531	1,779,955	1,830,486	(172,537)

Development Properties
ACC6 (1)(2)	—	5,518	—	—	74,702	5,518	74,702	80,220	—		2007
SC1 and SC2	—	22,415	—	—	172,819	22,415	172,819	195,234	—		2007
CH1 Phase II (1)	—	9,805	—	—	7,910	9,805	7,910	17,715	—		2007
NJ1 Phase II (1)	—	4,312	—	—	34,963	4,312	34,963	39,275	—		2007
ACC7	—	4,242	—	—	—	4,242	—	4,242	—		2007

Subtotal	—	46,292	—	—	290,394	46,292	290,394	336,686	—

Grand Total	$150,000	$95,662	$1,240,426	$1,161	$829,923	$96,823	$2,070,349	$2,167,172	$(172,537)

(1)	The subsidiaries that own these data centers are guarantors of the Company’s $550.0 million 8.5% Unsecured Notes.
(2)	The subsidiary that owns this data center is encumbered by the Company’s ACC5 Term Loan.

DUPONT FABROS TECHNOLOGY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Real estate assets
Balance, beginning of period	$1,812,769	$1,764,728	$1,374,117
Additions—property acquisitions	—	—	—
—improvements	354,403	48,041	390,611

Balance, end of period	$2,167,172	$1,812,769	$1,764,728

Accumulated depreciation
Balance, beginning of period	$115,225	$63,669	$17,672
Additions—depreciation	57,312	51,556	45,997

Balance, end of period	$172,537	$115,225	$63,669

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to DFT

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of DFT’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT’s principal executive officer and principal financial officer concluded as of the Evaluation Date that DFT’s disclosure controls and procedures were effective such that the information relating to DFT, including DFT’s consolidated subsidiaries, required to be disclosed in DFT’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT’s management, including DFT’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DFT’s most recently completed fiscal quarter. Based on that evaluation, DFT’s principal executive officer and principal financial officer concluded that there has not been any change in DFT’s internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, DFT’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

DFT’s management is responsible for establishing and maintaining adequate internal control over financial reporting. DFT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. DFT’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DFT’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of DFT’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, DFT’s independent registered public accounting firm, as stated in their report which appears on page 58 of this Annual Report on Form 10-K.

Controls and Procedures with respect to the Operating Partnership

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Operating Partnership’s disclosure controls and procedures were effective such that the information relating to the Operating Partnership, including the Operating Partnership’s consolidated subsidiaries, required to be disclosed in the Operating Partnership’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT’s management, including DFT’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Operating Partnership’s most recently completed fiscal quarter. Based on that evaluation, DFT’s principal executive officer and principal financial officer concluded that there has not been any change in the Operating Partnership’s internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

DTF’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Operating Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DFT’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by

DFT’s management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the Operating Partnership’s independent registered public accounting firm, as stated in their report which appears on page 90 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2011 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2011.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2011 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2011 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Owenrship of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2011 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Information About of Our Board of Directors and its Committees”) with respect to the 2011 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm—Principal Accountant Fees and Services”) with respect to the 2011 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES

Schedule III—Consolidated Real Estate and Accumulated Depreciation.

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

Exhibit No.		Description

(3)		Articles of Incorporation and Bylaws:

	3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

	3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

	3.3	Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	4.2	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

	4.3	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748) (the “December 18, 2009 Form 8-K”)).

Exhibit No.		Description

(10)		Material Contracts:

	10.1.1	Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

	10.1.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P.*

	10.1.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 19, 2010).

	10.2.1	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.2	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.3	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.4	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.5	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.6	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.7	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description

10.2.8	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.9	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.10	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.11	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.3.1	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

10.3.2	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the December 4, 2009 Form 8-K).

10.3.3	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.4 to the May 5, 2010 Form 10-Q).

10.3.4	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 to the April 1, 2010 Form 8-K).

10.4.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748) (the “May 11, 2010 Form 8-K”)).

10.4.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the May 11, 2010 Form 8-K.

Exhibit No.		Description

	10.4.3	First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 9, 2011).
(10)		Executive Compensation Plans and Arrangements:

	10.5	Employment Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (Incorporated by reference to Exhibit 10.7 to the May 5, 2010 Form 10-Q).

	10.6	Employment Agreement, dated October 18, 2007, between the Company and Hossein Fateh (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (Incorporated by reference to Exhibit 10.8 to the May 5, 2010 Form 10-Q).

	10.7.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

	10.7.2	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

	10.8	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

	10.9	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

	10.10	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 19, 2009 Form 8-K).

	10.11	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	10.12.1	2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

	10.12.2	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

	10.12.3	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

Exhibit No.	Description

10.12.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

10.13.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.13.2	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).)

10.14	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.15.1	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748) (the “March 3, 2010 Form 8-K”)).

10.15.2	Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2011 (Registration No. 001-33748).)

10.16	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the March 3, 2010 Form 8-K).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.)*

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.)*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)*

31.3	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)*

31.4	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)*

32.2	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/S/ JEFFREY H. FOSTER
Jeffrey H. Foster
Chief Accounting Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LAMMOT J. DU PONT Lammot J. du Pont	Executive Chairman of the Board of Directors	February 24, 2011

/S/ HOSSEIN FATEH Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/S/ MARK L. WETZEL Mark L. Wetzel	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2011

/S/ JEFFREY H. FOSTER Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

/S/ MICHAEL A. COKE Michael A. Coke	Director	February 24, 2011

/S/ THOMAS D. ECKERT Thomas D. Eckert	Director	February 24, 2011

/S/ FREDERIC V. MALEK Frederic V. Malek	Director	February 24, 2011

John T. Roberts, Jr.	Director

/S/ JOHN H. TOOLE John H. Toole	Director	February 24, 2011

EXHIBIT INDEX

Exhibit No.		Description

(3)		Articles of Incorporation and Bylaws:

	3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

	3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

	3.3	Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

(4)		Instruments Defining the Rights of DuPont Fabros Technologies Security Holders:

	4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

	4.2	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

	4.3	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748) (the “December 18, 2009 Form 8-K”)).

(10)		Material Contracts:

	10.1.1	Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465).)

	10.1.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P.*

	10.1.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on October 19, 2010).

	10.2.1	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

	10.2.2	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

Exhibit No.	Description

10.2.3	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.4	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.5	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.6	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.7	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.8	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.9	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.10	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.2.11	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294).)

10.3.1	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on December 4, 2009
(Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

Exhibit No.		Description

	10.3.2	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the December 4, 2009 Form 8-K).

	10.3.3	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.4 to the May 5, 2010 Form 10-Q).

	10.3.4	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 to the April 1, 2010 Form 8-K).

	10.4.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748) (the “May 11, 2010 Form 8-K”)).

	10.4.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 to the May 11, 2010 Form 8-K.

	10.4.3	First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 9, 2011).

(10)		Executive Compensation Plans and Arrangements:

	10.5	Employment Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (Incorporated by reference to Exhibit 10.7 to the May 5, 2010 Form 10-Q).

	10.6	Employment Agreement, dated October 18, 2007, between the Company and Hossein Fateh (including Indemnification Agreement and Non-Competition, Non-Solicitation and Confidentiality Agreement) (Incorporated by reference to Exhibit 10.8 to the May 5, 2010 Form 10-Q).

	10.7.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748).)

	10.7.2	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

Exhibit No.	Description

10.8	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

10.9	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

10.10	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 to the March 19, 2009 Form 8-K).

10.11	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294).)

10.12.1	2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294).)

10.12.2	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

10.12.3	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748).)

10.12.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the March 4, 2009 Form 8-K).

10.13.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.13.2	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).)

10.14	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the May 22, 2009 Form 8-K).

10.15.1	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748) (the “March 3, 2010 Form 8-K”)).

10.15.2	Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of Current Report on Form 8-K, filed by the Registrant on January 15, 2011 (Registration No. 001-33748).)

10.16	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the March 3, 2010 Form 8-K).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.)*

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.)*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)*

31.3	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)*

31.4	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)*

32.2	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)*

*	Filed herewith.