Form 10-Q
period 2011-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2011-05-04
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	60,983,099

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units”. As of March 31, 2011, DFT owned approximately 74.4% of the economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of DFT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both DFT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same members as the management of the Operating Partnership.

The Company believes it is important to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the three months ended March 31, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

In order to highlight the few differences between DFT and the Operating Partnership, there are sections in this report that discuss DFT and the Operating Partnership separately, including separate financial statements, controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for DFT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$50,531	$50,531
Buildings and improvements	1,775,907	1,779,955

	1,826,438	1,830,486
Less: accumulated depreciation	(189,270)	(172,537)

Net income producing property	1,637,168	1,657,949
Construction in progress and land held for development	439,155	336,686

Net real estate	2,076,323	1,994,635
Cash and cash equivalents	226,716	226,950
Restricted cash	273	1,600
Rents and other receivables	3,322	3,227
Deferred rent	104,635	92,767
Lease contracts above market value, net	12,768	13,484
Deferred costs, net	44,931	45,543
Prepaid expenses and other assets	19,556	19,245

Total assets	$2,488,524	$2,397,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$148,700	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	19,885	21,409
Construction costs payable	48,027	67,262
Accrued interest payable	14,447	2,766
Dividend and distribution payable	13,415	12,970
Lease contracts below market value, net	22,067	23,319
Prepaid rents and other liabilities	24,190	22,644

Total liabilities	840,731	850,370
Redeemable noncontrolling interests—operating partnership	507,734	466,823
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 4,050,000 issued and outstanding at March 31, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,934,509 shares issued and outstanding at March 31, 2011 and 59,827,005 shares issued and outstanding at December 31, 2010	61	60
Additional paid in capital	896,049	946,379
Accumulated deficit	(42,301)	(51,181)

Total stockholders’ equity	1,140,059	1,080,258

Total liabilities and stockholders’ equity	$2,488,524	$2,397,451

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2011	2010
Revenues:
Base rent	$46,975	$34,918
Recoveries from tenants	20,858	19,490
Other revenues	666	2,501

Total revenues	68,499	56,909
Expenses:
Property operating costs	18,100	17,354
Real estate taxes and insurance	1,656	1,246
Depreciation and amortization	18,091	15,096
General and administrative	4,798	3,590
Other expenses	198	1,841

Total expenses	42,843	39,127

Operating income	25,656	17,782
Interest income	211	25
Interest:
Expense incurred	(7,659)	(11,629)
Amortization of deferred financing costs	(624)	(947)

Net income	17,584	5,231
Net income attributable to redeemable noncontrolling interests—operating partnership	(4,547)	(1,940)

Net income attributable to controlling interests	13,037	3,291
Preferred stock dividends	(4,157)	—

Net income attributable to common shares	$8,880	$3,291

Earnings per share – basic:
Net income attributable to common shares	$0.15	$0.08

Weighted average common shares outstanding	60,210,596	42,067,964

Earnings per share – diluted:
Net income attributable to common shares	$0.15	$0.08

Weighted average common shares outstanding	61,382,290	43,339,741

Dividends declared per common share	$0.12	$0.08

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		Number	Amount
Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)		$1,080,258
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					13,037	$13,037	13,037

Comprehensive income attributable to controlling interests						$13,037

Issuance of preferred stock	101,250			(3,768)			97,482
Dividends declared on common stock				(7,312)			(7,312)
Dividends earned on preferred stock					(4,157)		(4,157)
Redemption of Operating Partnership units		1,010,000	1	21,499			21,500
Issuance of stock awards		152,819	—	1			1
Stock option exercises		25,576	—	129			129
Retirement and forfeiture of stock awards		(80,891)	—	(1,945)			(1,945)
Amortization of deferred compensation				1,442			1,442
Adjustment to redeemable noncontrolling interests—operating partnership				(60,376)			(60,376)

Balance at March 31, 2011	$286,250	60,934,509	$61	$896,049	$(42,301)		$1,140,059

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months ended March 31,
	2011	2010
Cash flow from operating activities
Net income	$17,584	$5,231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,091	15,096
Straight line rent	(11,868)	(7,887)
Amortization of deferred financing costs	624	947
Amortization of lease contracts above and below market value	(536)	(798)
Compensation paid with Company common shares	1,406	792
Changes in operating assets and liabilities
Restricted cash	223	—
Rents and other receivables	(95)	540
Deferred costs	(1,300)	(431)
Prepaid expenses and other assets	(495)	(606)
Accounts payable and accrued liabilities	(1,524)	(5,211)
Accrued interest payable	11,681	11,482
Prepaid rents and other liabilities	(406)	2,699

Net cash provided by operating activities	33,385	21,854

Cash flow from investing activities
Investments in real estate – development	(110,589)	(33,555)
Redemption of marketable securities held to maturity	—	34,983
Interest capitalized for real estate under development	(6,254)	(4,074)
Improvements to real estate	(437)	(1,250)
Additions to non-real estate property	(63)	(63)

Net cash used in investing activities	(117,343)	(3,959)

Cash flow from financing activities
Issuance of preferred stock, net of offering costs	97,482	—
Mortgage notes payable:
Repayments	(1,300)	(500)
Return of escrowed proceeds	1,104	2,333
Exercises of stock options	129	208
Payments of financing costs	(155)	(425)
Dividends and distributions:
Common shares	(7,179)	—
Preferred shares	(3,723)	—
Redeemable noncontrolling interests – operating partnership	(2,634)	—

Net cash provided by financing activities	83,724	1,616

Net (decrease) increase in cash and cash equivalents	(234)	19,511
Cash and cash equivalents, beginning	226,950	38,279

Cash and cash equivalents, ending	$226,716	$57,790

Supplemental information:
Cash paid for interest	$2,233	$4,221

Deferred financing costs capitalized for real estate under development	$295	$329

Construction costs payable capitalized for real estate under development	$48,027	$23,199

Redemption of OP units for common shares	$21,500	$28,900

Adjustments to redeemable noncontrolling interests	$60,376	$91,315

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$50,531	$50,531
Buildings and improvements	1,775,907	1,779,955

	1,826,438	1,830,486
Less: accumulated depreciation	(189,270)	(172,537)

Net income producing property	1,637,168	1,657,949
Construction in progress and land held for development	439,155	336,686

Net real estate	2,076,323	1,994,635
Cash and cash equivalents	222,393	222,428
Restricted cash	273	1,600
Rents and other receivables	3,322	3,227
Deferred rent	104,635	92,767
Lease contracts above market value, net	12,768	13,484
Deferred costs, net	44,931	45,543
Prepaid expenses and other assets	19,556	19,245

Total assets	$2,484,201	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$148,700	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	19,885	21,409
Construction costs payable	48,027	67,262
Accrued interest payable	14,447	2,766
Distribution payable	13,415	12,970
Lease contracts below market value, net	22,067	23,319
Prepaid rents and other liabilities	24,190	22,644

Total liabilities	840,731	850,370
Redeemable partnership units	507,734	466,823
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at March 31, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common units, 60,272,136 issued and outstanding at March 31, 2011 and 59,164,632 issued and outstanding at December 31, 2010	837,140	878,826
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2011 and December 31, 2010	12,346	11,910

Total partners’ capital	1,135,736	1,075,736

Total liabilities & partners’ capital	$2,484,201	$2,392,929

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2011	2010
Revenues:
Base rent	$46,975	$34,918
Recoveries from tenants	20,858	19,490
Other revenues	666	2,501

Total revenues	68,499	56,909
Expenses:
Property operating costs	18,100	17,354
Real estate taxes and insurance	1,656	1,246
Depreciation and amortization	18,091	15,096
General and administrative	4,798	3,590
Other expenses	198	1,841

Total expenses	42,843	39,127

Operating income	25,656	17,782
Interest income	211	25
Interest:
Expense incurred	(7,659)	(11,629)
Amortization of deferred financing costs	(624)	(947)

Net income	17,584	5,231
Preferred unit distributions	(4,157)	—

Net income attributable to common units	$13,427	$5,231

Earnings per unit – basic:
Net income attributable to common units	$0.16	$0.08

Weighted average common units outstanding	81,211,317	66,871,617

Earnings per unit – diluted:
Net income attributable to common units	$0.16	$0.08

Weighted average common units outstanding	82,383,011	68,143,394

Distributions declared per unit	$0.12	$0.08

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Comprehensive Income	Total
Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910		$1,075,736
Comprehensive income:
Net income			17,393		191	$17,584	17,584

Comprehensive income						$17,584

Issuance of preferred units for preferred stock offering	101,250		(3,768)		—		97,482
Common unit distributions			(9,717)		(107)		(9,824)
Preferred unit distributions			(4,112)		(45)		(4,157)
Issuance of OP units to REIT when redeemable partnership units redeemed		1,010,000	21,500		—		21,500
Issuance of OP units		152,819	1		—		1
Issuance of OP units due to option exercises		25,576	129		—		129
Retirement and forfeiture of OP units		(80,891)	(1,945)		—		(1,945)
Amortization of deferred compensation costs			1,442		—		1,442
Adjustment to redeemable partnership units			(62,609)		397		(62,212)

Balance at March 31, 2011	$286,250	60,272,136	$837,140	662,373	$12,346		$1,135,736

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months ended March 31,
	2011	2010
Cash flow from operating activities
Net income	$17,584	$5,231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,091	15,096
Straight line rent	(11,868)	(7,887)
Amortization of deferred financing costs	624	947
Amortization of lease contracts above and below market value	(536)	(798)
Compensation paid with Company common shares	1,406	792
Changes in operating assets and liabilities
Restricted cash	223	—
Rents and other receivables	(95)	540
Deferred costs	(1,300)	(431)
Prepaid expenses and other assets	(495)	(606)
Accounts payable and accrued liabilities	(1,325)	(5,169)
Accrued interest payable	11,681	11,482
Prepaid rents and other liabilities	(406)	2,699

Net cash provided by operating activities	33,584	21,896

Cash flow from investing activities
Investments in real estate – development	(110,589)	(33,555)
Redemption of marketable securities held to maturity	—	34,983
Interest capitalized for real estate under development	(6,254)	(4,074)
Improvements to real estate	(437)	(1,250)
Additions to non-real estate property	(63)	(63)

Net cash used in investing activities	(117,343)	(3,959)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,482	—
Mortgage notes payable:
Repayments	(1,300)	(500)
Return of escrowed proceeds	1,104	2,333
Exercises of stock options	129	208
Payments of financing costs	(155)	(425)
Distributions	(13,536)	—

Net cash provided by financing activities	83,724	1,616

Net (decrease) increase in cash and cash equivalents	(35)	19,553
Cash and cash equivalents, beginning	222,428	33,588

Cash and cash equivalents, ending	$222,393	$53,141

Supplemental information:
Cash paid for interest	$2,233	$4,221

Deferred financing costs capitalized for real estate under development	$295	$329

Construction costs payable capitalized for real estate under development	$48,027	$23,199

Redemption of OP units for common shares	$21,500	$28,900

Adjustments to redeemable partnership units	$62,212	$93,213

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT was formed on March 2, 2007 and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned 74.4% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. As of March 31, 2011, the Company holds a fee simple interest in the following properties:

•	eight operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 Phase I and NJ1 Phase I;

•	data center projects under current development—referred to as ACC6 Phase I, SC1 Phase I and CH1 Phase II;

•	data center projects available for future development— the second phases of ACC6, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7 and SC2 Phase I/II.

On February 1, 2011, the Company commenced development of CH1 Phase II.

2. Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of DFT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both DFT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same members as the management of the Operating Partnership.

The Company believes it is important to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the three months ended March 31, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $16.9 million and $14.0 million for the three months ended March 31, 2011 and 2010, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended March 31, 2011 and 2010, respectively. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of March 31, 2011, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in interest expense. Amortization of deferred financing costs included in interest expense totaled $0.6 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. Balances, net of accumulated amortization, at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Financing costs	$19,943	$19,788
Accumulated amortization	(3,996)	(3,077)

Financing costs, net	$15,947	$16,711

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended March 31, 2011 and 2010, respectively. Balances, net of accumulated amortization, at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Leasing costs	$45,655	$44,355
Accumulated amortization	(16,671)	(15,523)

Leasing costs, net	$28,984	$28,832

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2011 and December 31, 2010, the fuel inventory was $2.0 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(10,332)	(9,616)

Lease contracts above market value, net	$12,768	$13,484

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(23,633)	(22,381)

Lease contracts below market value, net	$22,067	$23,319

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

Redeemable Noncontrolling Interests—Operating Partnership of the REIT

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of DFT’s consolidated balance sheets. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to operating partnership units (“OP units”) not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the three months ended March 31, 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	4,547
Distributions declared	—	(2,512)
Redemption of OP units	(1,010,000)	(21,500)
Adjustment to redeemable noncontrolling interests – operating partnership	—	60,376

Balance at March 31, 2011	20,937,499	$507,734

The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests—operating partnership for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010
Net income attributable to controlling interests	$13,037	$3,291
Transfers from noncontrolling interests:
Net change in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(38,876)	(62,415)

	$(25,839)	$(59,124)

Redeemable Partnership Units of the Operating Partnership

Redeemable partnership units, which require cash payment, or allow settlement in DFT’s common shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the Operating Partnership’s consolidated balance sheets. Redeemable partnership units are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable partnership units are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable partnership units being recorded at less than the redemption value, redeemable partnership units are further adjusted to their redemption value (see Note 7). Redeemable partnership units are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Comprehensive income attributable to redeemable partnership units:
Net income attributable to redeemable partnership units	—	4,547
Distributions declared	—	(2,512)
Redemption of OP units	(1,010,000)	(21,500)
Adjustment to redeemable partnership units	—	60,376

Balance at March 31, 2011	20,937,499	$507,734

Comprehensive Income

DFT reports comprehensive income on its consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership. The Operating Partnership reports comprehensive income on its consolidated statement of partners’ capital. Comprehensive income is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders of the REIT or partners of the Operating Partnership. For the three months ended March 31, 2011 and 2010, comprehensive income attributable to controlling interests and noncontrolling interests was comprised exclusively of net income attributable to controlling interests and noncontrolling interests.

Earnings Per Share of the REIT

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

Earnings Per Unit of the Operating Partnership

Basic earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period.

Stock-based Compensation

DFT has awarded stock-based compensation to employees and members of its Board of Directors in the form of common stock and LTIP units. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at March 31, 2011 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,771	$—	$161,271
ACC3	Ashburn, VA	1,071	94,569	—	95,640
ACC4	Ashburn, VA	6,600	535,304	—	541,904
ACC5	Ashburn, VA	6,442	296,941	—	303,383
VA3	Reston, VA	9,000	174,298	—	183,298
VA4	Bristow, VA	6,800	142,131	—	148,931
CH1 Phase I	Elk Grove Village, IL	13,807	182,356	—	196,163
NJ1 Phase I	Piscataway, NJ	4,311	191,537	—	195,848

		50,531	1,775,907	—	1,826,438

Construction in progress and land held for development	(1)	—	—	439,155	439,155

		$50,531	$1,775,907	$439,155	$2,265,593

(1)	Properties located in Ashburn, VA (ACC6 and ACC7); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of March 31, 2011 and December 31, 2010

($ in thousands)

	March 31, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$148,700	21.3%	5.8%	3.7	$150,000
Unsecured	550,000	78.7%	8.5%	6.0	550,000

Total	$698,700	100.0%	7.9%	5.5	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	78.7%	8.5%	6.0	$550,000

Fixed Rate Debt	550,000	78.7%	8.5%	6.0	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.1	—
ACC5 Term Loan	148,700	21.3%	5.8%	3.7	150,000

Floating Rate Debt	148,700	21.3%	5.8%	3.7	150,000

Total	$698,700	100.0%	7.9%	5.5	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $6.5 million during the three months ended March 31, 2011.
(1)	Rate as of March 31, 2011.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of March 31, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of March 31, 2011, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million that began in January 2011, and may be prepaid in whole or in part without penalty any time, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarters ending September 30, 2011 and December 31, 2011—1.15 to 1; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2011.

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

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers and the ACC6 development property (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 development property, the SC2 parcel of land, the ACC7 parcel of land and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of March 31, 2011, the Operating Partnership has not drawn down any funds under the facility.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of March 31, 2011, all $100 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2011.

A summary of the Company’s debt maturity schedule as of March 31, 2011 is as follows:

Debt Maturity as of March 31, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$3,900	(2)	$3,900	0.6%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.3%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	42.9%	8.5%

Total	$550,000		$148,700		$698,700	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rate as of March 31, 2011.

5. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the ACC6 Phase I, SC1 Phase I and CH1 Phase II data centers were in place as of March 31, 2011. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2011, the ACC6 Phase I control estimate was $120.0 million of which $96.9 million has been incurred, the SC1 Phase I control estimate was $232.7 million of which $202.3 million has been incurred and the CH1 Phase II control estimate was $163.3 million of which $13.2 million has been incurred. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of March 31, 2011, the Company had entered into commitments through its construction general contractor to purchase $115.5 million in equipment and labor for the ACC6 Phase I, SC1 Phase I and CH1 Phase II development properties.

The Company has agreed to purchase an undeveloped parcel of land from an entity controlled by its Executive Chairman and President and CEO for a total of $9.6 million. One of DFT’s independent directors is a non-managing member of the entity. The location of the parcel, which consists of approximately 23 acres, is adjacent to the Company’s ACC data center campus in Ashburn, Virginia. The completion of this acquisition is subject to closing conditions that are standard for such transactions. The process was managed by the Company’s audit committee, and the purchase price was based on appraisals prepared by independent appraisal firms.

Concurrent with DFT’s IPO in October 2007, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of March 31, 2011 without triggering the tax protection provisions is approximately 35% of the initial built in gain of $667 million (unaudited). This percentage grows each year by 10%, accumulating to 100% by the end of 2017. The Company’s estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480—$500 million (unaudited) and will be updated when the 2010 tax returns are finalized. Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

6. Redeemable noncontrolling interests of the REIT

Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. The redemption value of the redeemable noncontrolling interests at March 31, 2011 and December 31, 2010 was $507.7 million and $466.8 million based on the closing share price of DFT’s common stock of $24.25 and $21.27, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2011, OP unitholders redeemed 1,010,000 OP units in exchange for an equal number of shares of DFT’s common stock. See Note 2.

7. Redeemable partnership units of the Operating Partnership

Redeemable partnership units, as presented on the Operating Partnership’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership, or OP units, held by individuals and entities other than DFT. The redemption value of the redeemable partnership units at March 31, 2011 and December 31, 2010 was $507.7 million and $466.8 million based on the closing share price of the DFT’s common stock of $24.25 and $21.27, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2011, OP unitholders redeemed 1,010,000 OP units in exchange for an equal number of shares of DFT’s common stock. See Note 2.

8. Preferred Stock

Series A Preferred Stock

On October 13, 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $178.6 million. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. A dividend of $0.4921875 per share was declared in March 2011 and paid in April 2011. For each share of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

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

Series B Preferred Stock

On March 3, 2011, DFT issued 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock for $101.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $97.5 million. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. A dividend of $0.20121528 per share was declared in March 2011 and paid in April 2011. For each share of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

Except in instances relating to preservation of the Company’s qualification as a REIT or pursuant to the special optional redemption right and conversion right discussed below, the Series B Preferred Stock is not redeemable prior to March 15, 2016 or convertible at any time. On and after March 15, 2016, the Company may, at its option, redeem the Series B Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

Upon the occurrence of a change of control, DFT has a special optional redemption right that enables it to redeem the Series B Preferred Stock within 120 days after the first date on which a change of control has occurred resulting in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ. For this special redemption right, the redemption price is $25 per share in cash, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.

Upon the occurrence of a change of control that results in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ, the holder will have the right (subject to DFT’s special optional redemption right to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock into a number of shares of DFT’s common stock equal to the lesser of (A) the quotient obtained by dividing (i) the sum of (x) $25.00, plus (y) an amount equal to any accrued and unpaid dividends, whether or not declared, to but not including, the date of conversion (unless the date of conversion is after a record date for a Series B Preferred Stock dividend payment and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this quotient), by (ii) the price of our common stock, and (B) 2.105 (the Share Cap), subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value.

9. Stockholders’ Equity of the REIT

During the three months ended March 31, 2011, DFT issued 152,819 shares of common stock in connection with the hiring of new employees, the appointment of a new member of its Board of Directors and the Company’s annual grant of restricted stock to employees.

During the three months ended March 31, 2011, OP unitholders redeemed 1,010,000 OP units in exchange for an equal number of shares of DFT’s common stock.

DFT declared a dividend of $0.12 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 8, 2011.

10. Partners’ Capital of the Operating Partnership

During the three months ended March 31, 2011, the OP issued 152,819 OP units to DFT in connection with DFT’s issuance of the same number of shares of common stock in connection with the hiring of new employees, the appointment of a new member of its Board of Directors and the Company’s annual grant of restricted stock to employees.

During the three months ended March 31, 2011, OP unitholders redeemed 1,010,000 OP units in exchange for an equal number of shares of DFT’s common stock.

11. Equity Compensation Plan

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

As of March 31, 2011, the maximum aggregate number of shares of common stock that may be issued under this Plan pursuant to the exercise of options and SARs, the grant of stock awards, or LTIP units and the settlement of performance units is equal to 6,002,795, of which 4,089,859 share equivalents had been issued as of such date leaving 1,912,936 shares available for future issuance.

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

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	636,851	$10.82
Granted	152,381	$23.61
Vested	(273,568)	$9.32
Forfeited	(604)	$10.28

Unvested balance at March 31, 2011	515,060	$15.40

During the three months ended March 31, 2011, the Company issued 152,381 shares of restricted stock, which had a value of $3.6 million on the grant date. This amount will be amortized to expense over a three year vesting period. Also during the three months ended March 31, 2011, 273,568 shares of restricted stock vested at a value of $6.6 million on the vesting date.

As of March 31, 2011, total unearned compensation on restricted stock was $7.4 million, and the weighted average vesting period was 1.4 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2011 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Exercised	(25,576)	$5.06

Under option, March 31, 2011	2,015,580	$13.13

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of March 31, 2011	2,015,580	$6.8 million	1.5 years	8.7 years

The following table sets forth the number of unvested options as of March 31, 2011 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Vested	(521,754)	$2.88

Unvested balance at March 31, 2011	1,256,478	$5.63

The following table sets forth the number of exercisable options as of March 31, 2011 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(25,576)	$1.48

Options Exercisable at March 31, 2011	759,102	$2.44

	Exercisable Options	Intrinsic Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2011	759,102	$13.1 million	$6.95	8.0 years

The intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.5 million.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, during which time DFT experienced significant volatility in its stock price, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the three months ended March 31, 2011.

Assumption
Number of options granted	637,879
Exercise price	$23.79
Expected term (in years)	4
Expected volatility	44%
Expected annual dividend	2.02%
Risk-free rate	1.72%
Fair value at date of grant	$4.7 million

12. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2011	2010
Basic and Diluted Shares Outstanding
Weighted average common shares - basic	60,210,596	42,067,964
Effect of dilutive securities	1,171,694	1,271,777

Weighted average common shares - diluted	61,382,290	43,339,741

Calculation of Earnings per Share - Basic
Net income attributable to controlling interests	$8,880	$3,291
Net income allocated to unvested restricted shares	(77)	(48)

Net income attributable to controlling interests, adjusted	8,803	3,243
Weighted average common shares - basic	60,210,596	42,067,964

Earnings per common share - basic	$0.15	$0.08

Calculation of Earnings per Share - Diluted
Net income attributable to controlling interests	$8,880	$3,291
Adjustments to redeemable noncontrolling interests	65	36

Adjusted net income available to controlling interests	8,945	3,327
Weighted average common shares - diluted	61,382,290	43,339,741

Earnings per common share - diluted	$0.15	$0.08

For the three months ended March 31, 2011 and 2010, approximately 0.5 million and 0.3 million stock options, respectively, have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive.

13. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended March 31,
	2011	2010
Basic and Diluted Units Outstanding
Weighted average common units - basic (includes redeemable partnership units and units of general and limited partners)	81,211,317	66,871,617
Effect of dilutive securities	1,171,694	1,271,777

Weighted average common units -diluted	82,383,011	68,143,394

For the three months ended March 31, 2011 and 2010, approximately 0.5 million and 0.3 million stock options, respectively, have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive.

14. Fair Value

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2011:

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

•

Debt: As of March 31, 2011, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $698.7 million with a fair value of $761.7 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using the one-month LIBOR rate as of March 31, 2011 plus the 4.25% spread on the ACC5 Term loan.

15. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 and NJ1 data centers, and the ACC6 development property, but excluding the subsidiaries that own the SC1 development property and the SC2 parcel of land, the ACC7 parcel of land and the TRS. The following consolidating financial information sets forth the financial position as of March 31, 2011 and December 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	March 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$50,531	$—	$—	$50,531
Buildings and improvements	—	1,775,907			1,775,907

	—	1,826,438	—	—	1,826,438
Less: accumulated depreciation	—	(189,270)	—	—	(189,270)

Net income producing property	—	1,637,168	—	—	1,637,168
Construction in progress and land held for development	552	184,067	254,536	—	439,155

Net real estate	552	1,821,235	254,536	—	2,076,323
Cash and cash equivalents	220,790	891	712	—	222,393
Restricted cash	—	273	—	—	273
Rents and other receivables	6	2,347	969	—	3,322
Deferred rent	—	104,635	—	—	104,635
Lease contracts above market value, net	—	12,768	—	—	12,768
Deferred costs, net	13,480	31,423	28	—	44,931
Investment in affiliates	1,987,215	—	—	(1,987,215)	—
Prepaid expenses and other assets	1,375	16,960	1,221	—	19,556

Total assets	$2,223,418	$1,990,532	$257,466	$(1,987,215)	$2,484,201

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$148,700	$—	$—	$148,700
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,625	16,060	1,200	—	19,885
Construction costs payable	16	24,703	23,308	—	48,027
Accrued interest payable	13,853	594	—	—	14,447
Distribution payable	13,415	—	—	—	13,415
Lease contracts below market value, net	—	22,067	—	—	22,067
Prepaid rents and other liabilities	39	23,425	726	—	24,190

Total liabilities	579,948	235,549	25,234	—	840,731
Redeemable partnership units	507,734	—	—	—	507,734
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at March 31, 2011	101,250	—	—	—	101,250
60,272,136 common units issued and outstanding at March 31, 2011	837,140	1,754,983	232,232	(1,987,215)	837,140
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2011	12,346	—	—	—	12,346

Total partners’ capital	1,135,736	1,754,983	232,232	(1,987,215)	1,135,736

Total liabilities & partners’ capital	$2,223,418	$1,990,532	$257,466	$(1,987,215)	$2,484,201

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$50,531	$—	$—	$50,531
Buildings and improvements	—	1,779,955			1,779,955

	—	1,830,486	—	—	1,830,486
Less: accumulated depreciation	—	(172,537)	—	—	(172,537)

Net income producing property	—	1,657,949	—	—	1,657,949
Construction in progress and land held for development	493	137,210	198,983	—	336,686

Net real estate	493	1,795,159	198,983	—	1,994,635
Cash and cash equivalents	221,055	669	704	—	222,428
Restricted cash	—	1,600	—	—	1,600
Rents and other receivables	9	1,538	1,680	—	3,227
Deferred rent	—	92,767	—	—	92,767
Lease contracts above market value, net	—	13,484	—	—	13,484
Deferred costs, net	14,071	31,472	—	—	45,543
Investment in affiliates	1,875,147	—	—	(1,875,147)	—
Prepaid expenses and other assets	1,435	16,624	1,186	—	19,245

Total assets	$2,112,210	$1,953,313	$202,553	$(1,875,147)	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$150,000	$—	$—	$150,000
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	4,469	15,273	1,667	—	21,409
Construction costs payable	10	30,925	36,327	—	67,262
Accrued interest payable	2,167	599	—	—	2,766
Distribution payable	12,970	—	—	—	12,970
Lease contracts below market value, net	—	23,319	—	—	23,319
Prepaid rents and other liabilities	35	21,967	642	—	22,644

Total liabilities	569,651	242,083	38,636	—	850,370
Redeemable partnership units	466,823	—	—	—	466,823
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
Limited Partners’ Capital
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2010	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, no shares issued or outstanding at December 31, 2010	—	—	—	—	—
59,164,632 common units issued and outstanding at December 31, 2010	878,826	1,711,230	163,917	(1,875,147)	878,826
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2010	11,910	—	—	—	11,910

Total partners’ capital	1,075,736	1,711,230	163,917	(1,875,147)	1,075,736

Total liabilities & partners’ capital	$2,112,210	$1,953,313	$202,553	$(1,875,147)	$2,392,929

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended March 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$46,975	$—	$—	$46,975
Recoveries from tenants	2,882	20,858	—	(2,882)	20,858
Other revenues	—	441	225	—	666

Total revenues	2,882	68,274	225	(2,882)	68,499
Expenses:
Property operating costs	—	20,982	—	(2,882)	18,100
Real estate taxes and insurance	—	1,634	22	—	1,656
Depreciation and amortization	27	18,063	1	—	18,091
General and administrative	4,118	30	650	—	4,798
Other expenses	21	—	177	—	198

Total expenses	4,166	40,709	850	(2,882)	42,843

Operating income (loss)	(1,284)	27,565	(625)	—	25,656
Interest income	210	1	—	—	211
Interest:
Expense incurred	(11,775)	(204)	4,320	—	(7,659)
Amortization of deferred financing costs	(745)	(71)	192	—	(624)
Equity in earnings	31,178	—	—	(31,178)	—

Net income (loss)	17,584	27,291	3,887	(31,178)	17,584
Preferred unit distributions	(4,157)	—	—	—	(4,157)

Net income (loss) attributable to common units	$13,427	$27,291	$3,887	$(31,178)	$13,427

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended March 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$34,918	$—	$—	$34,918
Recoveries from tenants	2,202	19,490	—	(2,202)	19,490
Other revenues	—	299	2,202	—	2,501

Total revenues	2,202	54,707	2,202	(2,202)	56,909
Expenses:
Property operating costs	—	19,462	94	(2,202)	17,354
Real estate taxes and insurance	—	1,158	88	—	1,246
Depreciation and amortization	24	15,072	—	—	15,096
General and administrative	3,027	79	484	—	3,590
Other expenses	8	3	1,830		1,841

Total expenses	3,059	35,774	2,496	(2,202)	39,127

Operating income (loss)	(857)	18,933	(294)	—	17,782
Interest income	19	6	—	—	25
Interest:
Expense incurred	(11,687)	58	—	—	(11,629)
Amortization of deferred financing costs	(438)	(509)	—	—	(947)
Equity in earnings	18,194	—	—	(18,194)	—

Net income (loss)	5,231	18,488	(294)	(18,194)	5,231
Preferred unit distributions	—	—	—	—	—

Net income (loss) attributable to common units	$5,231	$18,488	$(294)	$(18,194)	$5,231

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(14,663)	$44,340	$3,907	$—	$33,584

Cash flow from investing activities
Investments in real estate—development	—	(42,242)	(68,347)	—	(110,589)
Investments in affiliates	(69,460)	692	68,768	—	—
Interest capitalized for real estate under development	—	(1,934)	(4,320)	—	(6,254)
Improvements to real estate	—	(437)	—	—	(437)
Additions to non-real estate property	(62)	(1)	—	—	(63)

Net cash (used in) provided by investing activities	(69,522)	(43,922)	(3,899)	—	(117,343)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,482	—	—	—	97,482
Mortgage notes payable:
Repayments	—	(1,300)	—	—	(1,300)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	129	—	—	—	129
Payments of financing costs	(155)	—	—	—	(155)
Distributions	(13,536)	—	—	—	(13,536)

Net cash provided by (used in) financing activities	83,920	(196)	—	—	83,724

Net (decrease) increase in cash and cash equivalents	(265)	222	8	—	(35)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428

Cash and cash equivalents, ending	$220,790	$891	$712	$—	$222,393

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(3,147)	$25,410	$(367)	$—	$21,896

Cash flow from investing activities
Investments in real estate—development	—	(33,555)	—	—	(33,555)
Redemption of marketable securities held to maturity	34,983	—	—	—	34,983
Investments in affiliates	(907)	154	753	—	—
Interest capitalized for real estate under development	—	(4,074)	—	—	(4,074)
Improvements to real estate	—	(1,250)	—	—	(1,250)
Additions to non-real estate property	(18)	(45)			(63)

Net cash provided by (used in) investing activities	34,058	(38,770)	753	—	(3,959)

Cash flow from financing activities
Mortgage notes payable:
Repayments	—	(500)	—	—	(500)
Return of escrowed proceeds	—	2,333	—	—	2,333
Issuance of OP units for stock option exercises	208	—	—	—	208
Payments of financing costs	(406)	(19)	—	—	(425)

Net cash provided by (used in) financing activities	(198)	1,814	—	—	1,616

Net (decrease) increase in cash and cash equivalents	30,713	(11,546)	386	—	19,553
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$45,832	$6,241	$1,068	$—	$53,141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a detailed discussion of certain of the risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by the Company with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2011, owned 74.4% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 25.6% economic interest was owned by redeemable noncontrolling interests—operating partnership. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

As of March 31, 2011, the Company owns and operates eight data centers, six of which are located in Northern Virginia, one of which is located in suburban Chicago, Illinois and one of which is located in Piscataway, New Jersey. As discussed below, the Company also owns certain development properties and parcels of land that it is currently developing, or intends to develop in the future, into wholesale data centers. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company has three data centers currently under development: ACC6 Phase I, located in Northern Virginia, SC1 Phase I, located in Santa Clara, California, and CH1 Phase II, located in suburban Chicago. The Company currently expects that ACC6 Phase I and SC1 Phase I will be completed in the third quarter of 2011 and that CH1 Phase II will be completed in the first quarter of 2012. In March 2011, the Company sold 4.1 million shares of its 7.625% Series B cumulative redeemable perpetual preferred stock, raising net proceeds of approximately $97.5 million. The Company is using the net proceeds from this offering, together with borrowings under its revolving credit facility, to complete the development of CH1 Phase II. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects.

The following tables present certain data of the operating properties and development projects as of March 31, 2011:

Operating Properties

As of March 31, 2011

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I (6)	Elk Grove Village, IL	2008	285,000	122,000	18.2	95%	95%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal— stabilized			1,712,000	840,000	137.9

Completed not Stabilized
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	22%	9%

Total Operating Properties			1,892,000	928,000	156.1

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of March 31, 2011 (including the 13% NJ1 Phase I lease that commenced on April 1, 2011) represent $192 million of base rent on a straight-line basis and $168 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $2 million net amortization increase in revenue of above and below market leases.
(6)	In February 2011, the Company executed a new lease at CH1 Phase II with an existing tenant of CH1 Phase I, representing 3.9 MW of available critical load. In exchange, the Company agreed to take back 0.9 MW leased by the tenant in CH1 Phase I, lowering the percentage leased and commenced from 100% to 95%.

Lease Expirations

As of March 31, 2011

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2011. The information set forth in the table assumes that tenants exercise no renewal options and takes into account early tenant termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2011	1	5	0.6%	1,138	0.8%	0.9%
2012	2	82	9.6%	7,340	5.2%	4.6%
2013	3	45	5.3%	4,630	3.3%	2.4%
2014	7	50	5.8%	7,887	5.6%	5.8%
2015	7	99	11.6%	17,850	12.7%	11.7%
2016	5	83	9.7%	12,698	9.0%	9.0%
2017	7	91	10.7%	15,663	11.1%	11.4%
2018	4	75	8.8%	15,309	10.9%	11.1%
2019	9	116	13.6%	21,067	14.9%	13.8%
2020	6	65	7.6%	11,862	8.4%	9.2%
After 2020	9	142	16.7%	25,570	18.1%	20.1%

Total	60	853	100%	141,014	100%	100%

(1)	The operating properties have a total of 27 tenants with 60 different lease expiration dates. The top three tenants represented 58% of annualized base rent as of March 31, 2011.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.

Development Projects

The following table presents a summary of the Company’s development properties as of March 31, 2011:

Development Projects

As of March 31, 2011

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
Current Development Projects
SC1 Phase I	Santa Clara, CA (6)	180,000	88,000	18.2	$230,000 - 240,000	$196,655	0%
ACC6 Phase I	Ashburn, VA (6)	131,000	66,000	13.0	115,000 - 125,000	88,174	0%
CH1 Phase II	Elk Grove Village, IL (7)	200,000	109,000	18.2	190,000 - 200,000	31,930	50%

		511,000	263,000	49.4	535,000 - 565,000	316,759

Future Development Projects/Phases
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,306	39,306
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	55,000 - 59,000	51,960
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	24,000 - 28,000	24,657

		491,000	242,000	49.4	$118,306 - 26,306	115,923

Land Held for Development
ACC7	Ashburn, VA	100,000	50,000	10.4	—	4,289
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	—	2,184

		400,000	221,000	46.8		6,473

Total		1,402,000	726,000	145.6		$439,155

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, shell, underground work and capitalized interest through Phase I opening only.
(5)	Amount capitalized as of March 31, 2011.
(6)	Completion expected during the third quarter of 2011. As of May 3, 2011, SC1 Phase I is 13% pre-leased.
(7)	Completion expected during the first quarter of 2012.

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

Although most of the Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from the future leasing of vacant space in the NJ1 Phase I operating property, which, as of May 3, 2011, is 22% leased. The Company’s revenue growth in the long term depends on its ability to lease the vacant space in the NJ1 Phase 1 operating property, as well as the SC1 Phase I, ACC6 Phase I and CH1 Phase II development projects. As of May 3, 2011, SC1 Phase 1 is 13% pre-leased and CH1 Phase II is 50% pre-leased. Additionally, under the Company’s triple net leases, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income.

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

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned 74.4% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Revenue. Operating revenue for the three months ended March 31, 2011 was $68.5 million. This includes base rent of $47.0 million, tenant recoveries of $20.8 million, which includes our property management fee, and other revenue of $0.7 million, partially from a la carte projects for our tenants performed by our TRS. This compares to revenue of $56.9 million for the three months ended March 31, 2010. The increase of $11.6 million, or 20.4%, was due to leases commencing at CH1 Phase I and ACC5 Phase I, and the opening of ACC5 Phase II and NJ1 Phase I in November 2010, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Operating Expenses. Operating expenses for the three months ended March 31, 2011 were $42.8 million, compared to $39.1 million for the three months ended March 31, 2010. The increase of $3.7 million, or 9.5%, was primarily due to the following: $1.2 million of increased operating costs, real estate taxes and insurance as ACC5 Phase II and NJ1 Phase I were opened in November 2010, $3.0 million increase from depreciation and amortization from ACC5 Phase II and NJ1 Phase I, $1.2 million of increased general and administrative expenses primarily for compensation and professional fees, partially offset by a decrease of $1.6 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2011 was $8.3 million compared to interest expense of $12.6 million for the three months ended March 31, 2010. Total interest incurred for the three months ended March 31, 2011 was $14.8 million, of which $6.5 million was capitalized, as compared to $17.0 million for the corresponding period in 2010, of which $4.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which contributed to the pay off the $196.5 million ACC4 Term Loan. Interest capitalized increased period over period as the Company had three projects under development in 2011 as compared to two projects in 2010.

Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2011 was $4.5 million as compared to $1.9 million for the three months ended March 31, 2010. The increase of $2.6 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 4.4 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2010 through March 31, 2011.

Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2011 was $8.9 million as compared to $3.3 million for the three months ended March 31, 2010. The increase of $5.6 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by $4.2 million of preferred stock dividends related to the Company’s $185.0 million Series A and $101.3 million Series B preferred stock issued in October 2010 and March 2011, respectively.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2011 is a $4.3 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net cash provided by operating activities increased by $11.5 million to $33.4 million for the three months ended March 31, 2011, as compared to $21.9 million for the corresponding period in 2010. The increase is primarily due to leases commencing at CH1 Phase I and ACC5 since the first quarter of 2010 and an increase in cash from working capital.

Net cash used in investing activities increased by $113.3 million to $117.3 million for the three months ended March 31, 2011 compared to $4.0 million for the corresponding period in 2010. Cash used in investing activities for the three months ended March 31, 2011 and 2010 primarily consisted of expenditures for projects under development. Our development expenditures increased by $77.0 million quarter over quarter. During the first quarter of 2011, we had three projects under development, while there were two projects under development during the first quarter of 2010. In addition during the first quarter of 2010, we redeemed $35.0 million in marketable securities held to maturity.

Net cash provided by financing activities increased by $82.1 million to $83.7 million for the three months ended March 31, 2011 compared to $1.6 million for the corresponding period in 2010. Cash provided by financing activities for the three months ended March 31, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B preferred stock and the release of $1.1 million of funds held in an interest reserve for the ACC5 Term Loan, partially offset by $13.5 million paid for dividends and distributions and a $1.3 million principal payment on the ACC5 Term Loan. Cash provided by financing activities for the three months ended March 31, 2010 primarily consisted of the release of $2.3 million of funds held in the same interest reserve for the ACC5 Term Loan, partially offset by a $0.5 million principal payment on the ACC4 Term Loan.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of March 31, 2011:

Capital Structure as of March 31, 2011

(in thousands except per share data)

Mortgage Notes Payable				$148,700
Unsecured Notes				550,000

Total Debt				698,700	23.5%
Common Shares	74%	60,935
Operating Partnership (“OP”) Units	26%	20,937

Total Shares and Units	100%	81,872
Common Share Price at March 31, 2011		$24.25

Common Share and OP Unit Capitalization			$1,985,396
Preferred Stock ($25 per share liquidation preference)			286,250

Total Equity				2,271,646	76.5%

Total Market Capitalization				$2,970,346	100.0%

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

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit (such as the Company’s December 2009 unsecured note offering, May 2010 common stock offering and October 2010 and March 2011 perpetual preferred stock offerings). Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays) and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In March 2011, the Company sold 4.1 million shares of 7.625% Series B cumulative redeemable perpetual preferred stock raising net proceeds of approximately $97.5 million. The Company is using the net proceeds from this offering, together with borrowings under its revolving credit facility, to complete the development of CH1 Phase II, which the Company anticipates will be completed in the first quarter of 2012. The Company also has sufficient capital to complete the development of ACC6 Phase I and SC1 Phase I, which the Company anticipates will be completed in the third quarter of 2011.

In the future, the Company intends to develop additional data centers and will rely on third-party sources of capital, as well as the capital markets, to fund its development projects. See the table above captioned “Development Projects” for the estimated total costs to complete some of the Company’s development projects.

The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements. The Company’s current estimate of 2011 cash dividends is $0.48 per common share, of which the Company paid $0.12 per common share in April 2011.

Outstanding Indebtedness

A summary of the Company’s total debt as of March 31, 2011 and December 31, 2010 is as follows:

Debt Summary as of March 31, 2011 and December 31, 2010

($ in thousands)

	March 31, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$148,700	21.3%	5.8%	3.7	$150,000
Unsecured	550,000	78.7%	8.5%	6.0	550,000

Total	$698,700	100.0%	7.9%	5.5	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	78.7%	8.5%	6.0	$550,000

Fixed Rate Debt	550,000	78.7%	8.5%	6.0	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.1	—
ACC5 Term Loan	148,700	21.3%	5.8%	3.7	150,000

Floating Rate Debt	148,700	21.3%	5.8%	3.7	150,000

Total	$698,700	100.0%	7.9%	5.5	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $6.5 million during the three months ended March 31, 2011.

(1)	Rate as of March 31, 2011.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of March 31, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of March 31, 2011, the interest rate for this loan was 5.75%. The loan is secured by the ACC5 data center, the land and development of a data center to be known as ACC6, and an assignment of the lease agreements between the Company and the tenants of ACC5. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The loan requires quarterly installments of principal of $1.3 million that began in January 2011, and may be prepaid in whole or in part without penalty any time, subject to the payment of certain LIBOR rate breakage fees. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarters ending March 31, 2011 and June 30, 2011—1.00 to 1;

•	Calendar quarters ending September 30, 2011 and December 31, 2011—1.15 to 1; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of March 31, 2011.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of March 31, 2011, the Operating Partnership has not drawn down any funds under the facility.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of March 31, 2011, all $100 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2011.

A summary of the Company’s debt maturity schedule as of March 31, 2011 is as follows:

Debt Maturity as of March 31, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$3,900	(2)	$3,900	0.6%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.3%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	42.9%	8.5%

Total	$550,000		$148,700		$698,700	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rate as of March 31, 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2011, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2011	2012-2013	2014-2015	Thereafter	Total
Long-term debt obligations	$3,900	$10,400	$259,400	$425,000	$698,700
Interest on long-term debt obligations	41,480	109,723	100,104	60,120	311,427
Construction costs payable	48,027	—	—	—	48,027
Commitments under development contracts (1)	115,452	—	—	—	115,452
Commitments under land purchase contract (2)	9,600	—	—	—	9,600
Operating leases	284	790	819	292	2,185

Total	$218,743	$120,913	$360,323	$485,412	$1,185,391

(1)	These commitments, which are related to the development of the ACC6 Phase I, SC1 Phase I and CH1 Phase II data centers, do not include the full contractual cost of these respective developments, due to the cost plus nature of these contracts. Amount represents only the committed costs as of March 31, 2011. For an estimate of the total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 5 of the Company’s Financial Statements.
(2)	The Company has entered into a contract to purchase 23 acres of land adjacent to its Ashburn, Virginia data centers. This contract is subject to customary closing conditions.

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31, 2011
(in thousands)	2011	2010
Net income	$17,584	$5,231
Depreciation and amortization	18,091	15,096
Less: Non real estate depreciation and amortization	(203)	(144)

FFO (1)	$35,472	$20,183

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Because the Company’s variable rate loan has a LIBOR floor of 1.5% and LIBOR was approximately 0.3% at March 31, 2011, the Company would not be impacted by an interest rate increase or decrease of 1%.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures with Respect to DFT

Evaluation of Disclosure Controls and Procedures

DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DFT’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, DFT’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company does not have a stock repurchase program. However, during the three months ended March 31, 2011, some of the Company’s employees were deemed to have surrendered shares of DFT’s common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the three months ended March 31, 2011, the Company acquired and retired 80,287 shares of common stock at an average price per share of $24.23 (based on the average of the opening and closing price of DFT’s common stock as of the dates of the determination of the withholding tax amounts, which was the date the restricted stock vested). The Company did not pay any cash consideration to acquire these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

4.1	Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A file by the Registrant on March 11, 2011 (Registration No. 001-33748)).

10.1	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.2	First Amendment to Credit Agreement, dated February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as Guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.3	2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (the “March 1 Form 8-K”).

10.4	2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 1 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (Extensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: May 4, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P. By: DuPont Fabros Technology, Inc., its sole general partner

Date: May 4, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

4.1	Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A file by the Registrant on March 11, 2011 (Registration No. 001-33748)).

10.1	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.2	First Amendment to Credit Agreement, dated February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as Guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.3	2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (the “March 1 Form 8-K”).

10.4	2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 1 Form 8-K).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.)

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (Extensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.