Form 10-Q
period 2011-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2011-08-03
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	62,445,458

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter and six months ended June 30, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units”. As of June 30, 2011, DFT owned approximately 74.6% of the economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the six months ended June 30, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$50,531	$50,531
Buildings and improvements	1,776,396	1,779,955

	1,826,927	1,830,486
Less: accumulated depreciation	(206,025)	(172,537)

Net income producing property	1,620,902	1,657,949
Construction in progress and land held for development	560,701	336,686

Net real estate	2,181,603	1,994,635
Cash and cash equivalents	111,025	226,950
Restricted cash	273	1,600
Rents and other receivables	1,649	3,227
Deferred rent	115,719	92,767
Lease contracts above market value, net	12,052	13,484
Deferred costs, net	43,184	45,543
Prepaid expenses and other assets	20,185	19,245

Total assets	$2,485,690	$2,397,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$147,400	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	16,615	21,409
Construction costs payable	48,048	67,262
Accrued interest payable	2,731	2,766
Dividend and distribution payable	14,542	12,970
Lease contracts below market value, net	20,816	23,319
Prepaid rents and other liabilities	28,506	22,644

Total liabilities	828,658	850,370
Redeemable noncontrolling interests—operating partnership	523,845	466,823
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at June 30, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 4,050,000 issued and outstanding at June 30, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 61,181,294 shares issued and outstanding at June 30, 2011 and 59,827,005 shares issued and outstanding at December 31, 2010	61	60
Additional paid in capital	875,648	946,379
Accumulated deficit	(28,772)	(51,181)

Total stockholders’ equity	1,133,187	1,080,258

Total liabilities and stockholders’ equity	$2,485,690	$2,397,451

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Base rent	$48,286	$37,922	$95,261	$72,840
Recoveries from tenants	21,609	18,071	42,467	37,561
Other revenues	861	3,299	1,527	5,800

Total revenues	70,756	59,292	139,255	116,201
Expenses:
Property operating costs	18,746	15,613	36,846	32,967
Real estate taxes and insurance	1,523	1,140	3,179	2,386
Depreciation and amortization	18,113	15,091	36,204	30,187
General and administrative	3,884	4,008	8,682	7,598
Other expenses	319	2,511	517	4,352

Total expenses	42,585	38,363	85,428	77,490

Operating income	28,171	20,929	53,827	38,711
Interest income	192	209	403	234
Interest:
Expense incurred	(5,519)	(10,050)	(13,178)	(21,679)
Amortization of deferred financing costs	(522)	(893)	(1,146)	(1,840)

Net income	22,322	10,195	39,906	15,426
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,296)	(3,274)	(7,768)	(5,214)

Net income attributable to controlling interests	18,026	6,921	32,138	10,212
Preferred stock dividends	(5,572)	—	(9,729)	—

Net income attributable to common shares	$12,454	$6,921	$22,409	$10,212

Earnings per share – basic:
Net income attributable to common shares	$0.20	$0.13	$0.37	$0.22

Weighted average common shares outstanding	60,533,755	51,087,845	60,373,069	46,602,821

Earnings per share – diluted:
Net income attributable to common shares	$0.20	$0.13	$0.37	$0.22

Weighted average common shares outstanding	61,577,461	52,408,654	61,480,769	47,899,114

Dividends declared per common share	$0.12	$0.12	$0.24	$0.20

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		Number	Amount
Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)		$1,080,258
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					32,138	$32,138	32,138

Comprehensive income attributable to controlling interests						$32,138

Issuance of preferred stock	101,250			(3,800)			97,450
Dividends declared on common stock				(14,654)			(14,654)
Dividends earned on preferred stock					(9,729)		(9,729)
Redemption of Operating Partnership units		1,160,000	1	25,099			25,100
Issuance of stock awards		164,727	—	257			257
Stock option exercises		117,737	—	596			596
Retirement and forfeiture of stock awards		(88,175)	—	(1,945)			(1,945)
Amortization of deferred compensation				3,076			3,076
Adjustment to redeemable noncontrolling interests—operating partnership				(79,360)			(79,360)

Balance at June 30, 2011	$286,250	61,181,294	$61	$875,648	$(28,772)		$1,133,187

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities
Net income	$39,906	$15,426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,204	30,187
Straight line rent	(22,952)	(17,842)
Amortization of deferred financing costs	1,146	1,840
Amortization of lease contracts above and below market value	(1,071)	(1,433)
Compensation paid with Company common shares	2,923	1,795
Changes in operating assets and liabilities
Restricted cash	223	(145)
Rents and other receivables	1,578	13
Deferred costs	(1,566)	(2,302)
Prepaid expenses and other assets	(738)	(2,371)
Accounts payable and accrued liabilities	(4,794)	332
Accrued interest payable	(35)	(328)
Prepaid rents and other liabilities	3,903	2,338

Net cash provided by operating activities	54,727	27,510

Cash flow from investing activities
Investments in real estate – development	(213,464)	(88,312)
Land acquisition costs	(9,507)	—
Marketable securities held to maturity
Purchase	—	(60,014)
Redemption	—	138,978
Interest capitalized for real estate under development	(14,654)	(9,845)
Improvements to real estate	(1,454)	(1,745)
Additions to non-real estate property	(88)	(95)

Net cash used in investing activities	(239,167)	(21,033)

Cash flow from financing activities
Issuance of preferred stock, net of offering costs	97,450	—
Issuance of common stock, net of offering costs	—	304,107
Mortgage notes payable:
Repayments	(2,600)	(1,000)
Return of escrowed proceeds	1,104	4,513
Exercises of stock options	596	309
Payments of financing costs	(218)	(2,614)
Dividends and distributions:
Common shares	(14,491)	(3,534)
Preferred shares	(8,180)	—
Redeemable noncontrolling interests – operating partnership	(5,146)	(1,894)

Net cash provided by financing activities	68,515	299,887

Net (decrease) increase in cash and cash equivalents	(115,925)	306,364
Cash and cash equivalents, beginning	226,950	38,279

Cash and cash equivalents, ending	$111,025	$344,643

Supplemental information:
Cash paid for interest	$27,867	$31,851

Deferred financing costs capitalized for real estate under development	$697	$834

Construction costs payable capitalized for real estate under development	$48,048	$16,542

Redemption of OP units for common shares	$25,100	$61,300

Adjustments to redeemable noncontrolling interests	$79,360	$163,242

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$50,531	$50,531
Buildings and improvements	1,776,396	1,779,955

	1,826,927	1,830,486
Less: accumulated depreciation	(206,025)	(172,537)

Net income producing property	1,620,902	1,657,949
Construction in progress and land held for development	560,701	336,686

Net real estate	2,181,603	1,994,635
Cash and cash equivalents	106,720	222,428
Restricted cash	273	1,600
Rents and other receivables	1,649	3,227
Deferred rent	115,719	92,767
Lease contracts above market value, net	12,052	13,484
Deferred costs, net	43,184	45,543
Prepaid expenses and other assets	20,185	19,245

Total assets	$2,481,385	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$147,400	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	16,615	21,409
Construction costs payable	48,048	67,262
Accrued interest payable	2,731	2,766
Distribution payable	14,542	12,970
Lease contracts below market value, net	20,816	23,319
Prepaid rents and other liabilities	28,506	22,644

Total liabilities	828,658	850,370
Redeemable partnership units	523,845	466,823
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at June 30, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common units, 60,518,921 issued and outstanding at June 30, 2011 and 59,164,632 issued and outstanding at December 31, 2010	830,410	878,826
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2011 and December 31, 2010	12,222	11,910

Total partners’ capital	1,128,882	1,075,736

Total liabilities and partners’ capital	$2,481,385	$2,392,929

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Base rent	$48,286	$37,922	$95,261	$72,840
Recoveries from tenants	21,609	18,071	42,467	37,561
Other revenues	861	3,299	1,527	5,800

Total revenues	70,756	59,292	139,255	116,201
Expenses:
Property operating costs	18,746	15,613	36,846	32,967
Real estate taxes and insurance	1,523	1,140	3,179	2,386
Depreciation and amortization	18,113	15,091	36,204	30,187
General and administrative	3,884	4,008	8,682	7,598
Other expenses	319	2,511	517	4,352

Total expenses	42,585	38,363	85,428	77,490

Operating income	28,171	20,929	53,827	38,711
Interest income	192	209	403	234
Interest:
Expense incurred	(5,519)	(10,050)	(13,178)	(21,679)
Amortization of deferred financing costs	(522)	(893)	(1,146)	(1,840)

Net income	22,322	10,195	39,906	15,426
Preferred unit dividends	(5,572)	—	(9,729)	—

Net income attributable to common units	$16,750	$10,195	$30,177	$15,426

Earnings per unit – basic:
Net income attributable to common units	$0.20	$0.13	$0.37	$0.22

Weighted average common units outstanding	81,395,430	73,879,205	81,303,883	70,394,769

Earnings per unit – diluted:
Net income attributable to common units	$0.20	$0.13	$0.37	$0.22

Weighted average common units outstanding	82,439,136	75,200,014	82,411,583	71,691,062

Distributions declared per unit	$0.12	$0.12	$0.24	$0.20

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Comprehensive Income	Total
Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910		$1,075,736
Comprehensive income:
Net income			39,474		432	$39,906	39,906

Comprehensive income						$39,906

Issuance of preferred units for preferred stock offering	101,250		(3,800)		—		97,450
Common unit distributions			(19,447)		(213)		(19,660)
Preferred unit distributions			(9,624)		(105)		(9,729)
Issuance of OP units to REIT when redeemable partnership units redeemed		1,160,000	25,100		—		25,100
Issuance of OP units		164,727	257		—		257
Issuance of OP units due to option exercises		117,737	596		—		596
Retirement and forfeiture of OP units		(88,175)	(1,945)		—		(1,945)
Amortization of deferred compensation costs			3,076		—		3,076
Adjustment to redeemable partnership units			(82,103)		198		(81,905)

Balance at June 30, 2011	$286,250	60,518,921	$830,410	662,373	$12,222		$1,128,882

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities
Net income	$39,906	$15,426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,204	30,187
Straight line rent	(22,952)	(17,842)
Amortization of deferred financing costs	1,146	1,840
Amortization of lease contracts above and below market value	(1,071)	(1,433)
Compensation paid with Company common shares	2,923	1,795
Changes in operating assets and liabilities
Restricted cash	223	(145)
Rents and other receivables	1,578	13
Deferred costs	(1,566)	(2,302)
Prepaid expenses and other assets	(738)	(2,371)
Accounts payable and accrued liabilities	(4,577)	374
Accrued interest payable	(35)	(328)
Prepaid rents and other liabilities	3,903	2,338

Net cash provided by operating activities	54,944	27,552

Cash flow from investing activities
Investments in real estate – development	(213,464)	(88,312)
Land acquisition costs	(9,507)	—
Marketable securities held to maturity
Purchase	—	(60,014)
Redemption	—	138,978
Interest capitalized for real estate under development	(14,654)	(9,845)
Improvements to real estate	(1,454)	(1,745)
Additions to non-real estate property	(88)	(95)

Net cash used in investing activities	(239,167)	(21,033)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—
Issuance of common units, net of offering costs	—	304,107
Mortgage notes payable:
Repayments	(2,600)	(1,000)
Return of escrowed proceeds	1,104	4,513
Exercises of stock options	596	309
Payments of financing costs	(218)	(2,614)
Distributions	(27,817)	(5,428)

Net cash provided by financing activities	68,515	299,887

Net (decrease) increase in cash and cash equivalents	(115,708)	306,406
Cash and cash equivalents, beginning	222,428	33,588

Cash and cash equivalents, ending	$106,720	$339,994

Supplemental information:
Cash paid for interest	$27,867	$31,851

Deferred financing costs capitalized for real estate under development	$697	$834

Construction costs payable capitalized for real estate under development	$48,048	$16,542

Redemption of OP units for common shares	$25,100	$61,300

Adjustments to redeemable partnership units	$81,905	$163,826

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT was formed on March 2, 2007 and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned 74.6% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. As of June 30, 2011, the Company holds a fee simple interest in the following properties:

•	eight operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, VA3, VA4, CH1 Phase I and NJ1 Phase I;

•	data center projects under current development—referred to as ACC6 Phase I, SC1 Phase I and CH1 Phase II;

•	data center projects available for future development— the second phases of ACC6, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7, ACC8 and SC2.

In the second quarter of 2011, the Company acquired land for development of a 36.4 megawatt data center that will be known as ACC7. The land held to develop a 10.4 megawatt data center formerly known as ACC7 was renamed ACC8.

2. Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarter and six months ended June 30, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the six months ended June 30, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $17.0 million and $13.9 million for the three months ended June 30, 2011 and 2010, respectively, and $33.9 million and $27.9 million for the six months ended June 30, 2011 and 2010, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended June 30, 2011 and 2010, respectively, and $2.4 million for each of the six months ended June 30, 2011 and 2010, respectively. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2011 and 2010.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2011, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Financing costs	$19,957	$19,788
Accumulated amortization	(4,870)	(3,077)

Financing costs, net	$15,087	$16,711

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $1.6 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. Amortization of deferred leasing costs totaled $1.1 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million for each of the six months ended June 30, 2011 and 2010. Balances, net of accumulated amortization, at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Leasing costs	$45,921	$44,355
Accumulated amortization	(17,824)	(15,523)

Leasing costs, net	$28,097	$28,832

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2011 and December 31, 2010, the fuel inventory was $1.9 million and $2.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(11,048)	(9,616)

Lease contracts above market value, net	$12,052	$13,484

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(24,884)	(22,381)

Lease contracts below market value, net	$20,816	$23,319

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

Redeemable Noncontrolling Interests—Operating Partnership / Redeemable Partnership Units

Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (“OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the six months ended June 30, 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	7,768
Distributions declared	—	(5,006)
Redemption of OP units	(1,160,000)	(25,100)
Adjustment to redeemable noncontrolling interests – operating partnership	—	79,360

Balance at June 30, 2011	20,787,499	$523,845

Net income is allocated to controlling interests and redeemable noncontrolling interests—operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests—operating partnership for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to controlling interests	$18,026	$6,921	$32,138	$10,212
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	(14,309)	(39,527)	(54,260)	(101,942)

	$3,717	$(32,606)	$(22,122)	$(91,730)

Comprehensive Income

DFT reports comprehensive income on its consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership. The Operating Partnership reports comprehensive income on its consolidated statement of partners’ capital. Comprehensive income is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders of the REIT or partners of the Operating Partnership. For the three and six months ended June 30, 2011 and 2010, comprehensive income attributable to controlling interests and noncontrolling interests was comprised exclusively of net income attributable to controlling interests and noncontrolling interests.

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

Stock-based Compensation

DFT awards stock-based compensation to employees and members of its Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognizes this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at June 30, 2011 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,771	$—	$161,271
ACC3	Ashburn, VA	1,071	94,604	—	95,675
ACC4	Ashburn, VA	6,600	535,514	—	542,114
ACC5	Ashburn, VA	6,442	296,941	—	303,383
VA3	Reston, VA	9,000	175,109	—	184,109
VA4	Bristow, VA	6,800	142,131	—	148,931
CH1 Phase I	Elk Grove Village, IL	13,807	182,356	—	196,163
NJ1 Phase I	Piscataway, NJ	4,311	190,970	—	195,281

		50,531	1,776,396	—	1,826,927

Construction in progress and land held for development	(1)	—	—	560,701	560,701

		$50,531	$1,776,396	$560,701	$2,387,628

(1)	Properties located in Ashburn, VA (ACC6, ACC7 and ACC8); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 and SC2).

In June 2011, the Company purchased an undeveloped parcel of land from an entity controlled by its Executive Chairman and President and CEO for $9.6 million. The Executive Chairman and the President and CEO owned a 24% and 18% interest in this entity, respectively. One of DFT’s independent directors is a non-managing member of the entity and has a 4% interest in this entity. The location of the parcel, which consists of approximately 23 acres, is adjacent to the Company’s ACC data center campus in Ashburn, Virginia and is being held for development of a 36.4 megawatt data center known as ACC7. The process was managed by the Company’s audit committee, and the purchase price was based on appraisals prepared by independent appraisal firms.

4. Debt

Debt Summary as of June 30, 2011 and December 31, 2010

($ in thousands)

	June 30, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$147,400	21.1%	5.8%	3.4	$150,000
Unsecured	550,000	78.9%	8.5%	5.8	550,000

Total	$697,400	100.0%	7.9%	5.3	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	78.9%	8.5%	5.8	$550,000

Fixed Rate Debt	550,000	78.9%	8.5%	5.8	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	1.9	—
ACC5 Term Loan	147,400	21.1%	5.8%	3.4	150,000

Floating Rate Debt	147,400	21.1%	5.8%	3.4	150,000

Total	$697,400	100.0%	7.9%	5.3	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $8.8 million and $15.4 million during the three and six months ended June 30, 2011, respectively.
(1)	Rates as of June 30, 2011. On July 29, 2011, the Company amended the ACC5 Term Loan, reducing the rate from 5.8% to LIBOR (currently 0.2%) plus a 3% spread.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of June 30, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. The ACC5 Term Loan matures on December 2, 2014 and borrowings bear interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of June 30, 2011, the interest rate for this loan was 5.75%. As of July 1, 2011, the interest rate decreased to LIBOR plus 4.00%. The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarter ending June 30, 2011—1.00 to 1;

•	Calendar quarters ending September 30, 2011 and December 31, 2011—1.15 to 1; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2011.

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

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of June 30, 2011, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the TRS.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of June 30, 2011, all $100 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2011.

A summary of the Company’s debt maturity schedule as of June 30, 2011 is as follows:

Debt Maturity as of June 30, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$2,600	(2)	$2,600	0.4%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.3%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	43.1%	8.5%

Total	$550,000		$147,400		$697,400	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rates as of June 30, 2011.

5. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Contracts related to the development of the ACC6 Phase I, SC1 Phase I and CH1 Phase II data centers were in place as of June 30, 2011. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2011, the ACC6 Phase I control estimate was $119.0 million of which $113.8 million has been incurred, the SC1 Phase I control estimate was $230.2 million of which $220.2 million has been incurred and the CH1 Phase II control estimate was $163.3 million of which $77.0 million has been incurred. Because of the cost-plus nature of these contracts, if development was halted on these projects, the Company would incur liabilities less than what is remaining within the control estimates. As of June 30, 2011, the Company had entered into commitments through its construction general contractor to purchase $49.5 million in equipment and labor for the ACC6 Phase I, SC1 Phase I and CH1 Phase II development properties. Additionally, the Company has entered into contracts for various projects at its NJ1 property totaling $17.8 million of which $0.8 million was incurred as of June 30, 2011.

Concurrent with DFT’s IPO in October 2007, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Executive Chairman and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of June 30, 2011 without triggering the tax protection provisions is approximately 44% of the initial built in gain of $667 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. The Company’s estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2009 was approximately $480—$500 million (unaudited) and will be updated when the 2010 tax returns are finalized. Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

6. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units

Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.

The redemption value of redeemable noncontrolling interests – operating partnership at June 30, 2011 and December 31, 2010 was $523.8 million and $466.8 million based on the closing share price of DFT’s common stock of $25.20 and $21.27, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2011, OP unitholders redeemed 1,160,000 OP units in exchange for an equal number of shares of DFT’s common stock. See Note 2.

7. Preferred Stock

Series A Preferred Stock

On October 13, 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $178.6 million. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly.

In 2011, DFT has declared and paid the following cash dividends on its Series A Preferred Stock:

•	$0.4921875 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 15, 2011.

•	$0.4921875 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 15, 2011.

For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

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

Series B Preferred Stock

On March 3, 2011, DFT issued 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $101.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $97.5 million. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly.

In 2011, DFT has declared and paid the following cash dividends on its Series B Preferred Stock:

•	$0.20121528 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 15, 2011.

•	$0.476562 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 15, 2011.

For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

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

8. Stockholders’ Equity of the REIT

During the six months ended June 30, 2011, DFT issued an aggregate of 164,727 shares of common stock in connection with the hiring of new employees, annual grants and retainers for its Board of Directors and the Company’s annual grant of restricted stock to employees.

During the six months ended June 30, 2011, OP unitholders redeemed 1,160,000 OP units in exchange for an equal number of shares of DFT’s common stock.

In 2011, DFT has declared and paid the following cash dividends on its common stock:

•	$0.12 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 8, 2011.

•	$0.12 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 8, 2011.

9. Partners’ Capital of the Operating Partnership

During the six months ended June 30, 2011, the OP issued an aggregate of 164,727 OP units to DFT in connection with DFT’s issuance of the same number of shares of common stock in connection with the hiring of new employees, annual grants and retainers for its Board of Directors and the Company’s annual grant of restricted stock to employees.

During the six months ended June 30, 2011, OP unitholders redeemed 1,160,000 OP units in exchange for an equal number of shares of DFT’s common stock.

10. Equity Compensation Plan

In May 2011, DFT’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from its stockholders. The 2011 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2011 Plan allows the Company to provide equity-based compensation to its personnel in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentives units (“LTIP units”) and other awards.

The 2011 Plan authorizes a maximum aggregate of 6,300,000 share equivalents be reserved for future issuances. In addition, shares that were awarded under the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) that subsequently become available due to forfeitures of such awards will be available for issuance under the 2011 Plan. As of June 30, 2011, the maximum aggregate amount of share equivalents that may be issued under the 2011 Plan, including forfeitures under the 2007 Plan, is equal to 6,300,000 shares, of which 28,103 have been issued, leaving 6,271,897 share equivalents available for future issuance.

The 2011 Plan provides that awards can no longer be made under the 2007 Plan. Furthermore, under the 2011 Plan, shares of common stock that are subject to awards of options or stock appreciation rights will be counted against the 2011 Plan share limit as one share for every one share subject to the award. Any shares of stock that are subject to awards other than options or stock appreciation rights shall be counted against the 2011 Plan share limit as 2.36 shares for every one share subject to the award.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	636,851	$10.82
Granted	153,992	$23.62
Vested	(273,568)	$9.32
Forfeited	(7,888)	$15.11

Unvested balance at June 30, 2011	509,387	$15.43

During the six months ended June 30, 2011, the Company issued 153,992 shares of restricted stock, which had a value of $3.6 million on the grant date. This amount will be amortized to expense over a three year vesting period. Also during the six months ended June 30, 2011, 273,568 shares of restricted stock vested at a value of $6.6 million on the vesting date.

As of June 30, 2011, total unearned compensation on restricted stock was $6.4 million, and the weighted average vesting period was 1.1 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2011 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Exercised	(117,737)	$5.06

Under option, June 30, 2011	1,923,419	$13.51

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of June 30, 2011	1,923,419	$6.0 million	1.3 years	8.5 years

The following table sets forth the number of unvested options as of June 30, 2011 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Vested	(521,754)	$2.88

Unvested balance at June 30, 2011	1,256,478	$5.63

The following table sets forth the number of exercisable options as of June 30, 2011 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(117,737)	$1.48

Options Exercisable at June 30, 2011	666,941	$2.57

	Exercisable Options	Intrinsic Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2011	666,941	$12.0 million	$7.21	7.8 years

The intrinsic value of stock options exercised during the three and six months ended June 30, 2011 was $1.8 million and $2.3 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, during which time DFT experienced significant volatility in its stock price, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the six months ended June 30, 2011.

Assumption
Number of options granted	637,879
Exercise price	$23.79
Expected term (in years)	4
Expected volatility	44%
Expected annual dividend	2.02%
Risk-free rate	1.72%
Fair value at date of grant	$4.7 million

11. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and Diluted Shares Outstanding
Weighted average common shares - basic	60,533,755	51,087,845	60,373,069	46,602,821
Effect of dilutive securities	1,043,706	1,320,809	1,107,700	1,296,293

Weighted average common shares - diluted	61,577,461	52,408,654	61,480,769	47,899,114

Calculation of Earnings per Share - Basic
Net income attributable to common shares	$12,454	$6,921	$22,409	$10,212
Net income allocated to unvested restricted shares	(104)	(77)	(194)	(125)

Net income attributable to common shares, adjusted	12,350	6,844	22,215	10,087
Weighted average common shares - basic	60,533,755	51,087,845	60,373,069	46,602,821

Earnings per common share - basic	$0.20	$0.13	$0.37	$0.22

Calculation of Earnings per Share - Diluted
Net income attributable to common shares	$12,454	$6,921	$22,409	$10,212
Adjustments to redeemable noncontrolling interests	53	58	103	94

Adjusted net income available to common shares	12,507	6,979	22,512	10,306
Weighted average common shares - diluted	61,577,461	52,408,654	61,480,769	47,899,114

Earnings per common share - diluted	$0.20	$0.13	$0.37	$0.22

Approximately 0.9 million stock options for the three and six months ended June 30, 2011 and approximately 0.3 million stock options for the three and six months ended June 30, 2010 have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive.

12. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and Diluted Units Outstanding
Weighted average common units - basic (includes redeemable partnership units and units of general and limited partners)	81,395,430	73,879,205	81,303,883	70,394,769
Effect of dilutive securities	1,043,706	1,320,809	1,107,700	1,296,293

Weighted average common units - diluted	82,439,136	75,200,014	82,411,583	71,691,062

Approximately 0.9 million stock options for the three and six months ended June 30, 2011 and approximately 0.3 million stock options for the three and six months ended June 30, 2010 have been excluded from the calculations of diluted earnings per unit as their effect would have been antidilutive.

13. Fair Value

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2011:

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

•

Debt: As of June 30, 2011, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $697.4 million with a fair value of $755.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using the one-month LIBOR rate as of June 30, 2011 plus the 4.25% spread on the ACC5 Term loan.

14. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of June 30, 2011 and December 31, 2010, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$50,531	$—	$—	$50,531
Buildings and improvements	—	1,776,396	—	—	1,776,396

	—	1,826,927	—	—	1,826,927
Less: accumulated depreciation	—	(206,025)	—	—	(206,025)

Net income producing property	—	1,620,902	—	—	1,620,902
Construction in progress and land held for development	—	271,288	289,413	—	560,701

Net real estate	—	1,892,190	289,413	—	2,181,603
Cash and cash equivalents	103,204	2,782	734	—	106,720
Restricted cash	—	273	—	—	273
Rents and other receivables	13	1,492	144	—	1,649
Deferred rent	—	115,719	—	—	115,719
Lease contracts above market value, net	—	12,052	—	—	12,052
Deferred costs, net	12,779	30,306	99	—	43,184
Investment in affiliates	2,104,714	—	—	(2,104,714)	—
Prepaid expenses and other assets	1,634	17,743	808	—	20,185

Total assets	$2,222,344	$2,072,557	$291,198	$(2,104,714)	$2,481,385

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$147,400	$—	$—	$147,400
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,866	13,329	420	—	16,615
Construction costs payable	—	38,376	9,672	—	48,048
Accrued interest payable	2,166	565	—	—	2,731
Distribution payable	14,542	—	—	—	14,542
Lease contracts below market value, net	—	20,816	—	—	20,816
Prepaid rents and other liabilities	43	28,233	230	—	28,506

Total liabilities	569,617	248,719	10,322	—	828,658
Redeemable partnership units	523,845	—	—	—	523,845
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at June 30, 2011	101,250	—	—	—	101,250
60,518,921 common units issued and outstanding at June 30, 2011	830,410	1,823,838	280,876	(2,104,714)	830,410
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2011	12,222	—	—	—	12,222

Total partners’ capital	1,128,882	1,823,838	280,876	(2,104,714)	1,128,882

Total liabilities & partners’ capital	$2,222,344	$2,072,557	$291,198	$(2,104,714)	$2,481,385

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

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$48,286	$—	$—	$48,286
Recoveries from tenants	2,862	21,609	—	(2,862)	21,609
Other revenues	—	478	383	—	861

Total revenues	2,862	70,373	383	(2,862)	70,756
Expenses:
Property operating costs	—	21,608	—	(2,862)	18,746
Real estate taxes and insurance	—	1,502	21	—	1,523
Depreciation and amortization	28	18,083	2	—	18,113
General and administrative	3,638	35	211	—	3,884
Other expenses	—	—	319	—	319

Total expenses	3,666	41,228	553	(2,862)	42,585

Operating income	(804)	29,145	(170)	—	28,171
Interest income	192	—	—	—	192
Interest:
Expense incurred	(11,776)	1,005	5,252	—	(5,519)
Amortization of deferred financing costs	(752)	(4)	234	—	(522)
Equity in earnings	35,462	—	—	(35,462)	—

Net income	22,322	30,146	5,316	(35,462)	22,322
Preferred unit distributions	(5,572)	—	—	—	(5,572)

Net income attributable to common units	$16,750	$30,146	$5,316	$(35,462)	$16,750

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$37,922	$—	$—	$37,922
Recoveries from tenants	2,350	18,071	—	(2,350)	18,071
Other revenues	—	322	2,977	—	3,299

Total revenues	2,350	56,315	2,977	(2,350)	59,292
Expenses:
Property operating costs	—	17,920	43	(2,350)	15,613
Real estate taxes and insurance	—	1,086	54	—	1,140
Depreciation and amortization	26	15,063	2	—	15,091
General and administrative	3,481	73	454	—	4,008
Other expenses	(3)	78	2,436	—	2,511

Total expenses	3,504	34,220	2,989	(2,350)	38,363

Operating income	(1,154)	22,095	(12)	—	20,929
Interest income	208	1	—	—	209
Interest:
Expense incurred	(11,734)	1,024	660	—	(10,050)
Amortization of deferred financing costs	(562)	(393)	62	—	(893)
Equity in earnings	23,437	—	—	(23,437)	—

Net income	10,195	22,727	710	(23,437)	10,195
Preferred unit distributions	—	—	—	—	—

Net income attributable to common units	$10,195	$22,727	$710	$(23,437)	$10,195

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$95,261	$—	$—	$95,261
Recoveries from tenants	5,744	42,467	—	(5,744)	42,467
Other revenues	—	919	608	—	1,527

Total revenues	5,744	138,647	608	(5,744)	139,255
Expenses:
Property operating costs	—	42,590	—	(5,744)	36,846
Real estate taxes and insurance	—	3,136	43	—	3,179
Depreciation and amortization	55	36,146	3	—	36,204
General and administrative	7,756	65	861	—	8,682
Other expenses	21	—	496	—	517

Total expenses	7,832	81,937	1,403	(5,744)	85,428

Operating income	(2,088)	56,710	(795)	—	53,827
Interest income	402	1	—	—	403
Interest:
Expense incurred	(23,551)	801	9,572	—	(13,178)
Amortization of deferred financing costs	(1,497)	(75)	426	—	(1,146)
Equity in earnings	66,640	—	—	(66,640)	—

Net income	39,906	57,437	9,203	(66,640)	39,906
Preferred unit distributions	(9,729)	—	—	—	(9,729)

Net income attributable to common units	$30,177	$57,437	$9,203	$(66,640)	$30,177

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$72,840	$—	$—	$72,840
Recoveries from tenants	4,552	37,561	—	(4,552)	37,561
Other revenues	—	621	5,179	—	5,800

Total revenues	4,552	111,022	5,179	(4,552)	116,201
Expenses:
Property operating costs	—	37,382	137	(4,552)	32,967
Real estate taxes and insurance	—	2,244	142	—	2,386
Depreciation and amortization	50	30,135	2	—	30,187
General and administrative	6,508	152	938	—	7,598
Other expenses	5	81	4,266	—	4,352

Total expenses	6,563	69,994	5,485	(4,552)	77,490

Operating income	(2,011)	41,028	(306)	—	38,711
Interest income	227	7	—	—	234
Interest:
Expense incurred	(23,421)	1,082	660	—	(21,679)
Amortization of deferred financing costs	(1,000)	(902)	62	—	(1,840)
Equity in earnings	41,631	—	—	(41,631)	—

Net income	15,426	41,215	416	(41,631)	15,426
Preferred unit distributions	—	—	—	—	—

Net income attributable to common units	$15,426	$41,215	$416	$(41,631)	$15,426

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,788)	$72,764	$8,968	$—	$54,944

Cash flow from investing activities
Investments in real estate—development	—	(106,999)	(106,465)	—	(213,464)
Land acquisition costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(161,021)	44,407	116,614	—	—
Interest capitalized for real estate under development	—	(5,082)	(9,572)	—	(14,654)
Improvements to real estate	—	(1,454)	—	—	(1,454)
Additions to non-real estate property	(66)	(14)	(8)	—	(88)

Net cash used in investing activities	(161,087)	(69,142)	(8,938)	—	(239,167)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Mortgage notes payable:
Repayments	—	(2,600)	—	—	(2,600)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	596	—	—	—	596
Payments of financing costs	(205)	(13)	—	—	(218)
Distributions	(27,817)	—	—	—	(27,817)

Net cash provided by (used in) financing activities	70,024	(1,509)	—	—	68,515

Net (decrease) increase in cash and cash equivalents	(117,851)	2,113	30	—	(115,708)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428

Cash and cash equivalents, ending	$103,204	$2,782	$734	$—	$106,720

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(31,767)	$59,293	$26	$—	$27,552

Cash flow from investing activities
Investments in real estate—development	—	(86,914)	(1,398)	—	(88,312)
Marketable securities held to maturity:
Purchase	(60,014)	—	—	—	(60,014)
Redemption	138,978	—	—	—	138,978
Investments in affiliates	(20,241)	17,957	2,284	—	—
Interest capitalized for real estate under development	—	(9,185)	(660)	—	(9,845)
Improvements to real estate	—	(1,745)	—	—	(1,745)
Additions to non-real estate property	(50)	(45)	—	—	(95)

Net cash provided by (used in) investing activities	58,673	(79,932)	226	—	(21,033)

Cash flow from financing activities
Issuance of OP units to DFT for issuance of common stock, net of offering costs	304,107	—	—	—	304,107
Mortgage notes payable:
Repayments	—	(1,000)	—	—	(1,000)
Return of escrowed proceeds	—	4,513	—	—	4,513
Issuance of OP units for stock option exercises	309	—	—	—	309
Payments of financing costs	(2,595)	(19)	—	—	(2,614)
Distributions	(5,428)	—	—	—	(5,428)

Net cash provided by financing activities	296,393	3,494	—	—	299,887

Net (decrease) increase in cash and cash equivalents	323,299	(17,145)	252	—	306,406
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$338,418	$642	$934	$—	$339,994

15. Subsequent Event

ACC5 Term Loan Amendment

On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan (the “Third Amendment”) that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%.

The ACC5 Term Loan matures on December 2, 2014. Under the Third Amendment, the Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. The Company cautions investors that any forward-looking statements presented in this report are based on management’s beliefs and assumptions relying upon information currently available to management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions investors that while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

For a detailed discussion of certain of the risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by the Company with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an accurate prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2011, owned 74.6% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 25.4% economic interest was owned by redeemable noncontrolling interests—operating partnership. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

As of June 30, 2011, the Company owns and operates eight data centers, six of which are located in Northern Virginia, one of which is located in suburban Chicago, Illinois and one of which is located in Piscataway, New Jersey. In connection with the Company’s initial public offering of common stock (the “IPO”) on October 24, 2007, the original costs of four of its operating data centers were “stepped-up” to their fair market values based on an average capitalization rate of 6.8%. The fair value adjustment increase totaled approximately $510 million and was as follows: $212 million for ACC4, $157 million for VA3, $86 million for ACC2 and $55 million for VA4.

As discussed below, the Company also owns certain development properties and parcels of land that it is currently developing, or may develop in the future, into wholesale data centers. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company has three data centers currently under development: ACC6 Phase I, located in Ashburn, Virginia, SC1 Phase I, located in Santa Clara, California, and CH1 Phase II, located in suburban Chicago. The Company currently expects that ACC6 Phase I and SC1 Phase I will be placed into service during the third quarter of 2011 and that CH1 Phase II will be completed in the first quarter of 2012. For the six months ended June 30, 2011, the Company capitalized $2.2 million of internal development and leasing costs. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects.

The following tables present certain data of the operating properties and development projects as of June 30, 2011:

Operating Properties

As of June 30, 2011

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal— stabilized			1,712,000	840,000	137.9

Completed not Stabilized
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	18.2	22%	22%

Total Operating Properties			1,892,000	928,000	156.1

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of June 30, 2011 represent $191 million of base rent on a straight-line basis and $177 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $2 million net amortization increase in revenue of above and below market leases.
(6)	As of August 2, 2011, NJ1 Phase I is 25% leased.

Lease Expirations

As of June 30, 2011

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2011. The information set forth in the table below assumes that tenants exercise no renewal options, except as noted below, and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2011	—	—	—	—	—	—
2012 (4)(5)(6)	2	72	8.4%	6,878	4.9%	4.2%
2013 (5)	2	30	3.6%	3,030	2.2%	1.0%
2014 (5)	6	35	4.0%	6,287	4.4%	4.5%
2015 (5)	6	84	9.8%	16,250	11.5%	10.5%
2016 (5)	4	68	7.9%	11,098	7.8%	7.7%
2017 (5)	6	76	8.9%	14,063	10.0%	10.2%
2018	4	75	8.8%	15,309	10.8%	11.3%
2019	9	116	13.6%	21,067	14.9%	14.1%
2020 (5)	8	82	9.6%	13,895	9.8%	10.6%
After 2020 (5)	14	217	25.4%	33,570	23.7%	25.9%

Total	61	855	100%	141,447	100%	100%

(1)	Represents 27 tenants with 61 lease expiration dates. Top three tenants represent 58% of annualized base rent as of June 30, 2011.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.
(4)	Includes one lease – representing 1,138 kW of available critical load and 5,000 raised square feet, or 0.6% of the total amount of leased raised square feet as of June 30, 2011 – that gives the tenant a limited right to terminate the lease upon six months notice, but only if the tenant’s customer were to terminate the services agreement between the tenant and its customer.
(5)	Reflects the fact that, in August 2011, the Company entered into a lease amendment with one tenant, which lease provided for scheduled lease expirations of 9,600 kW of critical load in increments of 1,600 kW in each of 2012, 2013, 2014, 2015, 2016 and 2017, to extend the term of each of these 1,600 kW increments for eight years. This lease represents 90,000 raised square feet and 10.5% of leased raised square feet as of June 30, 2011.
(6)	On June 20, 2011, one tenant notified the Company it will not renew a lease that is scheduled to expire on April 30, 2012. This lease represents 67,000 raised square feet, 7.8% of leased raised square feet and 5,740 kW of critical load as of June 30, 2011.

Development Projects

The following table presents a summary of the Company’s development properties as of June 30, 2011:

Development Projects

As of June 30, 2011

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	Percentage Pre-Leased
Current Development Projects
SC1 Phase I (6)	Santa Clara, CA	180,000	88,000	18.2	$230,000 - 235,000	$214,763	13%
ACC6 Phase I (6)	Ashburn, VA	131,000	66,000	13.0	115,000 - 120,000	108,969	4%
CH1 Phase II (7)	Elk Grove Village, IL	200,000	109,000	18.2	190,000 - 200,000	97,509	50%

		511,000	263,000	49.4	535,000 - 555,000	421,241

Future Development Projects/Phases
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	40,175	40,175
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	59,000 - 60,000	58,594
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	25,000 - 26,000	24,772

		491,000	242,000	49.4	$124,175 - 126,175	123,541

Land Held for Development
ACC7 Phase I /II (8)	Ashburn, VA	360,000	176,000	36.4		10,039
ACC8 (8)	Ashburn, VA	100,000	50,000	10.4		3,726
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		2,154

		760,000	397,000	83.2		15,919

Total		1,762,000	902,000	182.0		$560,701

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion. Future Phase II development projects include land, shell, underground work and capitalized interest through Phase I opening only.
(5)	Amount capitalized as of June 30, 2011.
(6)	Completion expected during the third quarter of 2011.
(7)	Completion expected during the first quarter of 2012.
(8)	In June 2011, the Company acquired undeveloped land in Ashburn, Virginia that is of sufficient size to accommodate a data center facility capable of providing 36.4 MW of available critical load. This parcel of land is newly titled ACC7 while the parcel of land previously titled ACC7 is now known as ACC8.

Leasing Update

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

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses—commonly referred to as a triple net lease, such as real estate taxes and insurance. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. The Company takes into account various factors when negotiating the terms of its lease, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of space being leased and market conditions.

Although most of the Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from the future leasing of vacant space in the Company’s operating properties and, once the Company’s current development projects are completed, the commencement of pre-leases and the leasing of vacant space in those properties. The Company’s NJ1 Phase I operating property is 25% leased as of August 2, 2011. With respect to the Company’s three development projects, as of August 2, 2011, SC1 Phase I is 13% pre-leased and will be placed in service in September 2011, ACC6 Phase I is 4% pre-leased and will be placed in service in September 2011, and CH1 Phase II is 50% pre-leased and is expected to be placed in service in the first quarter 2012.

The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing in which vacant space in data center facilities will be leased and when those leases will commence. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company – NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California.

In the second quarter of 2011, the Company executed three leases and pre-leases comprising a total of 3.25 MW of critical load. One of the leases was at CH1 Phase I comprising 0.43 MW of critical load, one pre-lease was at SC1 comprising 2.28 MW of critical load and a pre-lease was at ACC6 comprising 0.54 MW of critical load. For the first six months of 2011, the Company executed eight leases and pre-leases comprising a total of 16.90 MW of critical load.

The amount of rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. Our three largest tenants comprised 58% of our annualized base rent as of June 30, 2011 and none of our three largest tenants’ leases have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur against their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be impacted adversely in future periods.

The Company’s largest tenant is Facebook, comprising 21.7% of the Company’s annualized base rent as of June 30, 2011, with ten lease expirations ranging from 2018 to 2022.

The Company’s second largest tenant is Yahoo!, comprising 18.6% of the Company’s annualized base rent as of June 30, 2011, with lease expirations ranging from 2012 to 2019. Yahoo! informed the Company in June 2011 that it will not renew one of its leases comprising 3.3% of the Company’s consolidated annualized base rent as of June 30, 2011. This lease will expire on April 30, 2012 and the Company is actively marketing this space. This tenant’s next lease is scheduled to expire in the third quarter of 2015 and a third lease is scheduled to expire ratably in equal amounts in 2017, 2018 and 2019.

The Company’s third largest tenant is Microsoft, comprising 17.7% of the Company’s annualized base rent as of June 30, 2011 with lease expirations ranging from 2012 to 2020. One lease, for 9.60 MW of available critical load, was scheduled to expire in 1.60 MW increments beginning in 2012 and continuing through 2017. In August 2011, the Company and Microsoft entered into an amendment to this lease that extends the lease term of each of the 1.60 MW increments for eight years, such that the lease now expires in 1.60 MW increments beginning in 2020 and continuing through 2025. Taking this amendment into account, the lease expirations now range from 2016 to 2025.

The Company’s operating properties are located in Northern Virginia, New Jersey and suburban Chicago, Illinois, and one of its development properties is located in Santa Clara, California. Changes in the conditions of these markets will impact the overall performance of the Company’s current and future operating properties and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease.

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

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned 74.6% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information applies to both DFT and the Operating Partnership.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenue. Operating revenue for the three months ended June 30, 2011 was $70.8 million, reflecting an increase of $11.5 million, or 19.4%, compared to revenue of $59.3 million for the three months ended June 30, 2010. This includes base rent of $48.3 million, tenant recoveries of $21.6 million, which includes our property management fee, and other revenue of $0.9 million, partially from a la carte projects for our tenants performed by our TRS. The increase in operating revenue reflects additional rent from leases commencing at CH1 Phase I and the opening of ACC5 Phase II and NJ1 Phase I in November 2010, partially offset by a decrease in revenue from a la carte services provided to the tenants on a nonrecurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Operating Expenses. Operating expenses for the three months ended June 30, 2011 were $42.6 million, compared to $38.4 million for the three months ended June 30, 2010. The increase of $4.2 million, or 10.9%, was primarily due to the following: $3.5 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010 and $3.0 million increase from depreciation and amortization from ACC5 Phase II and NJ1 Phase I, partially offset by a decrease of $2.2 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2011 was $6.0 million compared to interest expense of $10.9 million for the three months ended June 30, 2010. Total interest incurred for the three months ended June 30, 2011 was $14.8 million, of which $8.8 million was capitalized, compared to $17.2 million for the corresponding period in 2010, of which $6.3 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan. Interest capitalized increased period over period as the Company spent more funds on development in the second quarter of 2011 than in the prior period.

Net Income Attributable to Redeemable Noncontrolling Interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended June 30, 2011 was $4.3 million compared to $3.3 million for the three months ended June 30, 2010. The increase of $1.0 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by $1.4 million of the preferred stock dividends related to the Company’s $185.0 million Series A and $101.3 million Series B preferred stock issued in October 2010 and March 2011, respectively, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 2.9 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from April 1, 2010 through June 30, 2011.

Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2011 was $12.5 million as compared to $6.9 million for the three months ended June 30, 2010. The increase of $5.6 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by $4.2 million of the preferred stock dividends.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenue. Operating revenue for the six months ended June 30, 2011 was $139.3 million, reflecting an increase of $23.1 million, or 19.9%, compared to revenue of $116.2 million for the six months ended June 30, 2010. This includes base rent of $95.3 million, tenant recoveries of $42.5 million, which includes our property management fee, and other revenue of $1.5 million, partially from a la carte projects for our tenants performed by our TRS. The increase in operating revenue was due to leases commencing at CH1 Phase I and the opening of ACC5 Phase II and NJ1 Phase I in November 2010, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. These projects include the purchase and installation of circuits, racks, breakers and other tenant requested items.

Operating Expenses. Operating expenses for the six months ended June 30, 2011 were $85.4 million, compared to $77.5 million for the six months ended June 30, 2010. The increase of $7.9 million, or 10.2%, was primarily due to the following: $4.7 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010, $6.0 million increase from depreciation and amortization from ACC5 Phase II and NJ1 Phase I, $1.1 million of increased general and administrative expenses primarily for compensation and professional fees, partially offset by a decrease of $3.8 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2011 was $14.3 million compared to interest expense of $23.5 million for the six months ended June 30, 2010. Total interest incurred for the six months ended June 30, 2011 was $29.7 million, of which $15.4 million was capitalized, as compared to $34.2 million for the corresponding period in 2010, of which $10.7 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan. Interest capitalized increased period over period as the Company spent more funds on development during the first half of 2011 than the year ago period. The Company anticipates a decrease in capitalized interest in the second half of 2011 as two of the Company’s development projects, SC1 Phase I and ACC6 Phase I, are expected be placed into service in the third quarter of 2011, and the capitalization of interest on these projects will cease. The Company will continue to capitalize interest on CH1 Phase II until it is placed into service, which is expected to occur in the first quarter of 2012. The Company currently does not anticipate starting any new developments in the second half of 2011.

Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2011 was $7.8 million as compared to $5.2 million for the six months ended June 30, 2010. The increase of $2.6 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by $2.5 million of the preferred stock dividends related to the Company’s $185.0 million Series A and $101.3 million Series B preferred stock issued in October 2010 and March 2011, respectively, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 4.5 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2010 through June 30, 2011.

Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2011 was $22.4 million as compared to $10.2 million for the six months ended June 30, 2010. The increase of $12.2 million was primarily due to higher operating income from leases commencing at ACC5 and CH1 Phase I and lower interest expense, described above, partially offset by $7.2 million of the preferred stock dividends.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below applies to both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2011 is a $4.3 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net cash provided by operating activities increased by $27.2 million to $54.7 million for the six months ended June 30, 2011, as compared to $27.5 million for the corresponding period in 2010. The increase is primarily due to leases commencing at CH1 Phase I and ACC5 since the first quarter of 2010 and lower interest expense.

Net cash used in investing activities increased by $218.2 million to $239.2 million for the six months ended June 30, 2011 compared to $21.0 million for the corresponding period in 2010. Cash used in investing activities for the six months ended June 30, 2011 and 2010 primarily consisted of expenditures for projects under development. Development expenditures were $213.5 million for the six months ended June 30, 2011 which is an increase by $125.2 million period over period. Also, interest capitalized for real estate under development increased by $4.8 million period over period to $14.7 million for the six months ended June 30, 2011. Development related expenditures are forecasted to decrease in the second half of 2011 as two of our projects, SC1 Phase I and ACC6 Phase I, are expected to be placed into service during the third quarter of 2011. The Company also acquired, from an entity controlled by its Executive Chairman and President and CEO and in which one of its independent directors has a 4% interest, 23 acres of land held for future development at a cost of $9.5 million during the six months ended June 30, 2011. Expenditures for improvements to real estate were $1.5 million in the six months ending June 30, 2011 which was comparable to the amount expended in the prior period. In addition during the six months ended June 30, 2010, the Company redeemed $139.0 million in marketable securities held to maturity and purchased $60.0 million of these securities. The Company had no redemptions or purchases of marketable securities during the six months ended June 30, 2011.

Net cash provided by financing activities decreased by $231.4 million to $68.5 million for the six months ended June 30, 2011 compared to $299.9 million for the corresponding period in 2010. Cash provided by financing activities for the six months ended June 30, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B preferred stock and the release of $1.1 million of funds held in an interest reserve for the ACC5 Term Loan, partially offset by $27.8 million paid for dividends and distributions and $2.6 million of principal payments on the ACC5 Term Loan. Cash provided by financing activities for the six months ended June 30, 2010 primarily consisted of $304.1 million of net proceeds from the issuance of 13.8 million shares of common stock, the release of $4.5 million of funds held in the same interest reserve for the ACC5 Term Loan, partially offset by $5.4 million paid for dividends and distributions, $2.6 million paid for financing costs and $1.0 million of principal payments on a term loan.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of June 30, 2011:

Capital Structure as of June 30, 2011

(in thousands except per share data)

Mortgage Notes Payable				$147,400
Unsecured Notes				550,000

Total Debt				697,400	22.9%
Common Shares	75%	61,181
Operating Partnership (“OP”) Units	25%	20,788

Total Shares and Units	100%	81,969
Common Share Price at June 30, 2011		$25.20

Common Share and OP Unit Capitalization			$2,065,619
Preferred Stock ($25 per share liquidation preference)			286,250

Total Equity				2,351,869	77.1%

Total Market Capitalization				$3,049,269	100.0%

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

In March 2011, the Company sold 4.1 million shares of 7.625% Series B cumulative redeemable perpetual preferred stock raising net proceeds of approximately $97.5 million. The Company is using the net proceeds from this offering, together with anticipated borrowings under its revolving credit facility, to complete the development of CH1 Phase II, which the Company currently anticipates will be completed in the first quarter of 2012. The Company also has sufficient capital to complete the development of ACC6 Phase I and SC1 Phase I, both of which are expected to be placed into service during the third quarter of 2011. The Company anticipates borrowing under its line of credit in the second half of 2011 to fund the completion of CH1 Phase II.

In the future, the Company may develop additional data centers and will rely on third-party sources of capital, as well as the capital markets, to fund its development projects. See the table above captioned “Development Projects” for the estimated total costs to complete some of the Company’s development projects.

The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements. The Company’s current estimate of 2011 cash dividends on its common stock is $0.48 per share, of which the Company has paid $0.12 per common share in each April and July 2011.

Outstanding Indebtedness

A summary of the Company’s total debt as of June 30, 2011 and December 31, 2010 is as follows:

Debt Summary as of June 30, 2011 and December 31, 2010

($ in thousands)

	June 30, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$147,400	21.1%	5.8%	3.4	$150,000
Unsecured	550,000	78.9%	8.5%	5.8	550,000

Total	$697,400	100.0%	7.9%	5.3	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	78.9%	8.5%	5.8	$550,000

Fixed Rate Debt	550,000	78.9%	8.5%	5.8	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	1.9	—
ACC5 Term Loan	147,400	21.1%	5.8%	3.4	150,000

Floating Rate Debt	147,400	21.1%	5.8%	3.4	150,000

Total	$697,400	100.0%	7.9%	5.3	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $8.8 million and $15.4 million during the three and six months ended June 30, 2011, respectively.
(1)	Rates as of June 30, 2011. On July 29, 2011, the Company amended the ACC5 Term Loan, reducing the rate from 5.8% to LIBOR (currently 0.2%) plus a 3% spread.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of June 30, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. Borrowings under the ACC5 Term Loan bore interest at a LIBOR floor of 1.50% plus an applicable margin of 4.25% for a total interest rate of 5.75% as of June 30, 2011. As of July 1, 2011, the interest rate decreased to the LIBOR floor of 1.50% plus an applicable margin of 4.00%. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan (the “Third Amendment”) that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%.

The ACC5 Term Loan matures on December 2, 2014. Under the Third Amendment, the Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium.

The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

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

The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain the following minimum debt service coverage ratios:

•	Calendar quarter ending June 30, 2011—1.00 to 1;

•	Calendar quarters ending September 30, 2011 and December 31, 2011—1.15 to 1; and

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of June 30, 2011.

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

The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the TRS.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of June 30, 2011, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Operating Partnership’s 8.5% senior notes due 2017, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the TRS.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of June 30, 2011, all $100 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2011.

A summary of the Company’s debt maturity schedule as of June 30, 2011 is as follows:

Debt Maturity as of June 30, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$2,600	(2)	$2,600	0.4%	5.8%
2012	—		5,200	(2)	5,200	0.7%	5.8%
2013	—		5,200	(2)	5,200	0.7%	5.8%
2014	—		134,400	(2)	134,400	19.3%	5.8%
2015	125,000	(1)	—		125,000	17.9%	8.5%
2016	125,000	(1)	—		125,000	17.9%	8.5%
2017	300,000	(1)	—		300,000	43.1%	8.5%

Total	$550,000		$147,400		$697,400	100%	7.9%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rates as of June 30, 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2011, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2011	2012-2013	2014-2015	Thereafter	Total
Long-term debt obligations	$2,600	$10,400	$259,400	$425,000	$697,400
Interest on long-term debt obligations (1)	27,650	109,723	100,104	60,120	297,597
Construction costs payable	48,048	—	—	—	48,048
Commitments under development contracts (2)	65,551	—	—	—	65,551
Operating leases	190	790	819	292	2,091

Total	$144,039	$120,913	$360,323	$485,412	$1,110,687

(1)	Calculation of interest on long-term debt obligations uses interest rates in effect as of June 30, 2011.
(2)	These commitments, which are related to the development of the ACC6 Phase I, SC1 Phase I and CH1 Phase II data centers and various NJ1 projects, do not include the full contractual cost of these respective developments other than one of the NJ1 projects, due to the cost plus nature of these contracts. Amount represents only the committed costs as of June 30, 2011. For an estimate of the total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 5 of the Company’s Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2011, the Company did not have any off-balance sheet arrangements.

Funds From Operations

Reconciliation from Net Income to FFO:	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$22,322	$10,195	$39,906	$15,426
Depreciation and amortization	18,113	15,091	36,204	30,187
Less: Non real estate depreciation and amortization	(199)	(144)	(402)	(288)

FFO (1)	$40,236	$25,142	$75,708	$45,325

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The Company uses FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. The Company also believes that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare the Company’s operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of the Company’s properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of the Company’s properties, all of which have real economic effects and could materially impact the Company’s results from operations, the utility of FFO as a measure of the Company’s performance is limited.

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to the Company’s FFO. Therefore, the Company believes that in order to facilitate a clear understanding of its historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of the Company’s liquidity, nor is it indicative of funds available to meet the Company’s cash needs, including its ability to pay dividends or make distributions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Because the Company’s variable rate loan has a LIBOR floor of 1.5% and LIBOR was approximately 0.2% at June 30, 2011, the Company would not be impacted by an interest rate increase or decrease of 1%. Pursuant to the ACC5 Term Loan agreement, the Operating Partnership is required to enter into an interest rate protection agreement upon the earlier to occur of (i) 30 days following the date on which U.S. dollar one month LIBOR equals or exceeds 3.75% or (ii) the occurrence of a default under the ACC5 Term Loan.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures with Respect to DFT

Evaluation of Disclosure Controls and Procedures

DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DFT’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, DFT’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	First Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)(the “May Form 8-K”)).

10.2	Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 to the May Form 8-K).

10.3	2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.4	Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: August 3, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P. By: DuPont Fabros Technology, Inc., its sole general partner

Date: August 3, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	First Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)(the “May Form 8-K”)).

10.2	Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 to the May Form 8-K).

10.3	2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.4	Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.