Form 10-Q
period 2011-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2011-11-02
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	62,701,168

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter and nine months ended September 30, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units”. As of September 30, 2011, DFT owned 76.2% of the economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests – operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the nine months ended September 30, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$53,290	$50,531
Buildings and improvements	1,890,922	1,779,955

	1,944,212	1,830,486
Less: accumulated depreciation	(223,124)	(172,537)

Net income producing property	1,721,088	1,657,949
Construction in progress and land held for development	526,340	336,686

Net real estate	2,247,428	1,994,635
Cash and cash equivalents	31,827	226,950
Restricted cash	273	1,600
Rents and other receivables	2,273	3,227
Deferred rent	122,285	92,767
Lease contracts above market value, net	11,630	13,484
Deferred costs, net	42,345	45,543
Prepaid expenses and other assets	27,762	19,245

Total assets	$2,485,823	$2,397,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$146,100	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,067	21,409
Construction costs payable	25,777	67,262
Accrued interest payable	14,169	2,766
Dividend and distribution payable	14,540	12,970
Lease contracts below market value, net	19,565	23,319
Prepaid rents and other liabilities	28,639	22,644

Total liabilities	818,857	850,370
Redeemable noncontrolling interests – operating partnership	395,988	466,823
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at September 30, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 4,050,000 issued and outstanding at September 30, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 62,489,742 shares issued and outstanding at September 30, 2011 and 59,827,005 shares issued and outstanding at December 31, 2010	62	60
Additional paid in capital	999,490	946,379
Accumulated deficit	(14,824)	(51,181)

Total stockholders’ equity	1,270,978	1,080,258

Total liabilities and stockholders’ equity	$2,485,823	$2,397,451

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Base rent	$48,422	$38,698	$144,125	$111,830
Recoveries from tenants	24,585	20,751	67,052	58,312
Other revenues	777	880	1,862	6,388

Total revenues	73,784	60,329	213,039	176,530
Expenses:
Property operating costs	21,526	16,938	58,372	49,905
Real estate taxes and insurance	1,285	1,553	4,464	3,939
Depreciation and amortization	18,396	15,140	54,600	45,327
General and administrative	3,834	3,538	12,516	11,136
Other expenses	441	609	958	4,961

Total expenses	45,482	37,778	130,910	115,268

Operating income	28,302	22,551	82,129	61,262
Interest income	71	454	474	688
Interest:
Expense incurred	(3,928)	(6,361)	(17,106)	(28,040)
Amortization of deferred financing costs	(490)	(1,365)	(1,636)	(3,205)

Net income	23,955	15,279	63,861	30,705
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,435)	(4,455)	(12,203)	(9,669)

Net income attributable to controlling interests	19,520	10,824	51,658	21,036
Preferred stock dividends	(5,572)	—	(15,301)	—

Net income attributable to common shares	$13,948	$10,824	$36,357	$21,036

Earnings per share – basic:
Net income attributable to common shares	$0.22	$0.18	$0.59	$0.41

Weighted average common shares outstanding	61,973,869	58,739,792	60,912,532	50,692,936

Earnings per share – diluted:
Net income attributable to common shares	$0.22	$0.18	$0.59	$0.41

Weighted average common shares outstanding	62,983,474	60,070,867	61,987,534	52,000,823

Dividends declared per common share	$0.12	$0.12	$0.36	$0.32

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
		Number	Amount
Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)		$1,080,258
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					51,658	$51,658	51,658

Comprehensive income attributable to controlling interests						$51,658

Issuance of preferred stock	101,250			(3,800)			97,450
Dividends declared on common stock				(22,159)			(22,159)
Dividends earned on preferred stock					(15,301)		(15,301)
Redemption of Operating Partnership units		2,478,000	2	58,298			58,300
Issuance of stock awards		164,727	—	148			148
Stock option exercises		117,737	—	596			596
Retirement and forfeiture of stock awards		(97,727)	—	(2,060)			(2,060)
Amortization of deferred compensation				4,687			4,687
Adjustment to redeemable noncontrolling interests – operating partnership				17,401			17,401

Balance at September 30, 2011	$286,250	62,489,742	$62	$999,490	$(14,824)		$1,270,978

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities
Net income	$63,861	$30,705
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,600	45,327
Straight line rent	(29,518)	(25,889)
Amortization of deferred financing costs	1,636	3,205
Amortization of lease contracts above and below market value	(1,900)	(1,970)
Compensation paid with Company common shares	4,433	2,798
Changes in operating assets and liabilities
Restricted cash	223	(145)
Rents and other receivables	954	(1,480)
Deferred costs	(1,672)	(2,504)
Prepaid expenses and other assets	(2,903)	(6,186)
Accounts payable and accrued liabilities	(1,728)	3,774
Accrued interest payable	11,403	11,038
Prepaid rents and other liabilities	3,697	3,437

Net cash provided by operating activities	103,086	62,110

Cash flow from investing activities
Investments in real estate – development	(312,056)	(144,989)
Land acquisition costs	(9,507)	—
Marketable securities held to maturity
Purchase	—	(60,000)
Redemption	—	138,978
Interest capitalized for real estate under development	(23,967)	(19,407)
Improvements to real estate	(3,147)	(2,719)
Additions to non-real estate property	(203)	(255)

Net cash used in investing activities	(348,880)	(88,392)

Cash flow from financing activities
Issuance of preferred stock, net of offering costs	97,450	—
Issuance of common stock, net of offering costs	—	305,176
Mortgage notes payable:
Repayments	(3,900)	(1,500)
Return of escrowed proceeds	1,104	6,716
Exercises of stock options	596	820
Payments of financing costs	(1,352)	(2,947)
Dividends and distributions:
Common shares	(21,833)	(10,642)
Preferred shares	(13,753)	—
Redeemable noncontrolling interests – operating partnership	(7,641)	(4,589)

Net cash provided by financing activities	50,671	293,034

Net (decrease) increase in cash and cash equivalents	(195,123)	266,752
Cash and cash equivalents, beginning	226,950	38,279

Cash and cash equivalents, ending	$31,827	$305,031

Supplemental information:
Cash paid for interest	$29,670	$36,409

Deferred financing costs capitalized for real estate under development	$1,192	$947

Construction costs payable capitalized for real estate under development	$25,777	$40,348

Redemption of OP units for common shares	$58,300	$62,900

Adjustments to redeemable noncontrolling interests	$(17,401)	$168,764

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands except units)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Income producing property:
Land	$53,290	$50,531
Buildings and improvements	1,890,922	1,779,955

	1,944,212	1,830,486
Less: accumulated depreciation	(223,124)	(172,537)

Net income producing property	1,721,088	1,657,949
Construction in progress and land held for development	526,340	336,686

Net real estate	2,247,428	1,994,635
Cash and cash equivalents	27,522	222,428
Restricted cash	273	1,600
Rents and other receivables	2,273	3,227
Deferred rent	122,285	92,767
Lease contracts above market value, net	11,630	13,484
Deferred costs, net	42,345	45,543
Prepaid expenses and other assets	27,762	19,245

Total assets	$2,481,518	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$146,100	$150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,067	21,409
Construction costs payable	25,777	67,262
Accrued interest payable	14,169	2,766
Distribution payable	14,540	12,970
Lease contracts below market value, net	19,565	23,319
Prepaid rents and other liabilities	28,639	22,644

Total liabilities	818,857	850,370
Redeemable partnership units	395,988	466,823
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at September 30, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common units, 61,827,369 issued and outstanding at September 30, 2011 and 59,164,632 issued and outstanding at December 31, 2010	966,997	878,826
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2011 and December 31, 2010	13,426	11,910

Total partners’ capital	1,266,673	1,075,736

Total liabilities and partners’ capital	$2,481,518	$2,392,929

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Base rent	$48,422	$38,698	$144,125	$111,830
Recoveries from tenants	24,585	20,751	67,052	58,312
Other revenues	777	880	1,862	6,388

Total revenues	73,784	60,329	213,039	176,530
Expenses:
Property operating costs	21,526	16,938	58,372	49,905
Real estate taxes and insurance	1,285	1,553	4,464	3,939
Depreciation and amortization	18,396	15,140	54,600	45,327
General and administrative	3,834	3,538	12,516	11,136
Other expenses	441	609	958	4,961

Total expenses	45,482	37,778	130,910	115,268

Operating income	28,302	22,551	82,129	61,262
Interest income	71	454	474	688
Interest:
Expense incurred	(3,928)	(6,361)	(17,106)	(28,040)
Amortization of deferred financing costs	(490)	(1,365)	(1,636)	(3,205)

Net income	23,955	15,279	63,861	30,705
Preferred unit dividends	(5,572)	—	(15,301)	—

Net income attributable to common units	$18,383	$15,279	$48,560	$30,705

Earnings per unit – basic:
Net income attributable to common units	$0.22	$0.18	$0.59	$0.41

Weighted average common units outstanding	81,465,107	81,072,220	81,358,214	73,993,031

Earnings per unit – diluted:
Net income attributable to common units	$0.22	$0.18	$0.59	$0.41

Weighted average common units outstanding	82,474,712	82,403,295	82,433,216	75,300,918

Distributions declared per unit	$0.12	$0.12	$0.36	$0.32

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Comprehensive Income	Total
Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910		$1,075,736
Comprehensive income:
Net income			63,184		677	$63,861	63,861

Comprehensive income						$63,861

Issuance of preferred units for preferred stock offering	101,250		(3,800)		—		97,450
Common unit distributions			(29,183)		(313)		(29,496)
Preferred unit distributions			(15,139)		(162)		(15,301)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,478,000	58,300		—		58,300
Issuance of OP units		164,727	148		—		148
Issuance of OP units due to option exercises		117,737	596		—		596
Retirement and forfeiture of OP units		(97,727)	(2,060)		—		(2,060)
Amortization of deferred compensation costs			4,687		—		4,687
Adjustment to redeemable partnership units			11,438		1,314		12,752

Balance at September 30, 2011	$286,250	61,827,369	$966,997	662,373	$13,426		$1,266,673

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities

Net income	$63,861	$30,705
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	54,600	45,327
Straight line rent	(29,518)	(25,889)
Amortization of deferred financing costs	1,636	3,205
Amortization of lease contracts above and below market value	(1,900)	(1,970)
Compensation paid with Company common shares	4,433	2,798
Changes in operating assets and liabilities
Restricted cash	223	(145)
Rents and other receivables	954	(1,480)
Deferred costs	(1,672)	(2,504)
Prepaid expenses and other assets	(2,903)	(6,186)
Accounts payable and accrued liabilities	(1,511)	3,940
Accrued interest payable	11,403	11,038
Prepaid rents and other liabilities	3,697	3,437

Net cash provided by operating activities	103,303	62,276

Cash flow from investing activities
Investments in real estate – development	(312,056)	(144,989)
Land acquisition costs	(9,507)	—
Marketable securities held to maturity
Purchase	—	(60,000)
Redemption	—	138,978
Interest capitalized for real estate under development	(23,967)	(19,407)
Improvements to real estate	(3,147)	(2,719)
Additions to non-real estate property	(203)	(255)

Net cash used in investing activities	(348,880)	(88,392)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—
Issuance of common units, net of offering costs	—	305,176
Mortgage notes payable:
Repayments	(3,900)	(1,500)
Return of escrowed proceeds	1,104	6,716
Exercises of stock options	596	820
Payments of financing costs	(1,352)	(2,947)
Distributions	(43,227)	(15,231)

Net cash provided by financing activities	50,671	293,034

Net (decrease) increase in cash and cash equivalents	(194,906)	266,918
Cash and cash equivalents, beginning	222,428	33,588

Cash and cash equivalents, ending	$27,522	$300,506

Supplemental information:
Cash paid for interest	$29,670	$36,409

Deferred financing costs capitalized for real estate under development	$1,192	$947

Construction costs payable capitalized for real estate under development	$25,777	$40,348

Redemption of OP units for common shares	$58,300	$62,900

Adjustments to redeemable partnership units	$(12,752)	$168,764

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT was formed on March 2, 2007 and completed its initial public offering of common stock (the “IPO”) on October 24, 2007. DFT elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with the taxable year ended December 31, 2007. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned 76.2% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. As of September 30, 2011, the Company holds a fee simple interest in the following properties:

•	nine operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1 Phase I and NJ1 Phase I;

•	data center projects under current development—referred to as SC1 Phase I and CH1 Phase II;

•	data center projects available for future development— the second phases of ACC6, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7, ACC8 and SC2.

On October 1, 2011, SC1 Phase I was placed into operations.

In the second quarter of 2011, the Company acquired land for development of a 36.4 megawatt data center that will be known as ACC7. The land held to develop a 10.4 megawatt data center formerly known as ACC7 was renamed ACC8.

2. Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarter and nine months ended September 30, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. The Company believes combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests – operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the nine months ended September 30, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2010 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $17.3 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively, and $51.2 million and $41.9 million for the nine months ended September 30, 2011 and 2010, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $1.2 million for each of the three months ended September 30, 2011 and 2010, respectively, and $3.6 million for each of the nine months ended September 30, 2011 and 2010, respectively. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2011 and 2010.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2011, there were no data center properties classified as held-for-sale and discontinued operations.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Financing costs	$21,087	$19,788
Accumulated amortization	(5,852)	(3,077)

Financing costs, net	$15,235	$16,711

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $1.7 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended September 30, 2011 and 2010 and $3.4 million for each of the nine months ended September 30, 2011 and 2010. Balances, net of accumulated amortization, at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Leasing costs	$46,027	$44,355
Accumulated amortization	(18,917)	(15,523)

Leasing costs, net	$27,110	$28,832

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2011 and December 31, 2010, the fuel inventory was $2.3 million and $2.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(11,470)	(9,616)

Lease contracts above market value, net	$11,630	$13,484

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(26,135)	(22,381)

Lease contracts below market value, net	$19,565	$23,319

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

Tenant leases generally contain provisions under which the tenants reimburse the Company for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred. Recoveries from tenants also include the property management fees that the Company earns from its tenants.

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

Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Comprehensive income attributable to redeemable noncontrolling interests – operating partnership:
Net income attributable to redeemable noncontrolling interests – operating partnership	—	12,203
Distributions declared	—	(7,337)
Redemption of OP units	(2,478,000)	(58,300)
Adjustment to redeemable noncontrolling interests – operating partnership	—	(17,401)

Balance at September 30, 2011	19,469,499	$395,988

Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to controlling interests	$19,520	$10,824	$51,658	$21,036
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	129,961	(3,922)	75,701	(105,864)

	$149,481	$(6,902)	$127,359	$(84,828)

Comprehensive Income

DFT reports comprehensive income on its consolidated statement of stockholders’ equity and within redeemable noncontrolling interests – operating partnership. The Operating Partnership reports comprehensive income on its consolidated statement of partners’ capital. Comprehensive income is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders of the REIT or partners of the Operating Partnership. For the three and nine months ended September 30, 2011 and 2010, comprehensive income attributable to controlling interests and noncontrolling interests was comprised exclusively of net income attributable to controlling interests and noncontrolling interests.

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

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at September 30, 2011 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,837	$—	$161,337
ACC3	Ashburn, VA	1,071	94,671	—	95,742
ACC4	Ashburn, VA	6,600	535,982	—	542,582
ACC5	Ashburn, VA	6,442	297,313	—	303,755
ACC6 Phase I	Ashburn, VA	2,759	112,782	—	115,541
VA3	Reston, VA	9,000	175,111	—	184,111
VA4	Bristow, VA	6,800	142,671	—	149,471
CH1 Phase I	Elk Grove Village, IL	13,807	182,563	—	196,370
NJ1 Phase I	Piscataway, NJ	4,311	190,992	—	195,303

		53,290	1,890,922	—	1,944,212

Construction in progress and land held for development (1)		—	—	526,340	526,340

		$53,290	$1,890,922	$526,340	$2,470,552

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 and SC2).

4. Debt

Debt Summary as of September 30, 2011 and December 31, 2010

($ in thousands)

	September 30, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$146,100	21.0%	3.2%	3.2	$150,000
Unsecured	550,000	79.0%	8.5%	5.5	550,000

Total	$696,100	100.0%	7.4%	5.0	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	79.0%	8.5%	5.5	$550,000

Fixed Rate Debt	550,000	79.0%	8.5%	5.5	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	1.6	—
ACC5 Term Loan	146,100	21.0%	3.2%	3.2	150,000

Floating Rate Debt	146,100	21.0%	3.2%	3.2	150,000

Total	$696,100	100.0%	7.4%	5.0	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $9.8 million and $25.2 million during the three and nine months ended September 30, 2011, respectively.
(1)	Rates as of September 30, 2011.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of September 30, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. The ACC5 Term Loan matures on December 2, 2014 and the initial rate of interest was LIBOR plus 4.25% with a LIBOR floor of 1.5%. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan (the “Third Amendment”) that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%. As of September 30, 2011, the interest rate for this loan was 3.22%.

The ACC5 Term Loan’s maturity did not change and the loan continues to mature on December 2, 2014. Under the Third Amendment, the Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium.

The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

The Company was in compliance with all of the covenants under the loan as of September 30, 2011.

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

The Company was in compliance with all covenants under the Unsecured Notes as of September 30, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of September 30, 2011, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the TRS.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of September 30, 2011, all $100 million of the facility was available for borrowing and up to $25 million of borrowings under the facility may be used for letters of credit.

The Company was in compliance with all covenants under the facility as of September 30, 2011.

A summary of the Company’s debt maturity schedule as of September 30, 2011 is as follows:

Debt Maturity as of September 30, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$1,300	(2)	$1,300	0.2%	3.2%
2012	—		5,200	(2)	5,200	0.7%	3.2%
2013	—		5,200	(2)	5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.3%	3.2%
2015	125,000	(1)	—		125,000	18.0%	8.5%
2016	125,000	(1)	—		125,000	18.0%	8.5%
2017	300,000	(1)	—		300,000	43.1%	8.5%

Total	$550,000		$146,100		$696,100	100%	7.4%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rates as of September 30, 2011.

5. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

The development of SC1 Phase I was completed as of October 1, 2011 and the property was placed into service. Therefore, all commitments related to SC1 Phase I as of September 30, 2011, are included in construction costs payable on the Company’s balance sheet. A contract related to the development of the CH1 Phase II data center was in place as of September 30, 2011. This contract is cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2011, the CH1 Phase II control estimate was $163.3 million of which $133.3 million has been incurred. Because of the cost-plus nature of this contract, if development was halted on this project, the Company would incur liabilities less than what is remaining within the control estimate. As of September 30, 2011, the Company had entered into commitments through its construction general contractor to purchase $10.3 million in equipment and labor for the CH1 Phase II development property. Additionally, the Company has entered into contracts for various projects at its NJ1 property totaling $17.8 million of which $4.8 million was incurred as of September 30, 2011.

Concurrent with DFT’s IPO in October 2007, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board of Directors and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of September 30, 2011 without triggering the tax protection provisions is approximately 44% of the initial built in gain of $667 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. The Company’s estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2010 was approximately $440 – $460 million (unaudited). Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan or agree to restore all or part of their deficit capital account in the OP upon the occurrence of certain events. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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

The redemption value of redeemable noncontrolling interests – operating partnership at September 30, 2011 and December 31, 2010 was $383.4 million and $466.8 million based on the closing share price of DFT’s common stock of $19.69 and $21.27, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2011, OP unitholders redeemed 2,478,000 OP units in exchange for an equal number of shares of DFT’s common stock. See Note 2.

7. Preferred Stock

Series A Preferred Stock

On October 13, 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $178.6 million. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly.

In 2011, DFT has declared and paid the following cash dividends on its Series A Preferred Stock:

•	$0.4921875 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 15, 2011.

•	$0.4921875 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 15, 2011.

•	$0.4921875 per share payable to shareholders of record as of October 7, 2011. This dividend was paid on October 17, 2011.

For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

Series B Preferred Stock

On March 3, 2011, DFT issued 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $101.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $97.5 million. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly.

In 2011, DFT has declared and paid the following cash dividends on its Series B Preferred Stock:

•	$0.20121528 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 15, 2011.

•	$0.476562 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 15, 2011.

•	$0.476562 per share payable to shareholders of record as of October 7, 2011. This dividend was paid on October 17, 2011.

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

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP

During the nine months ended September 30, 2011, DFT issued an aggregate of 164,727 shares of common stock in connection with the hiring of new employees, annual grants and retainers for its Board of Directors and the Company’s annual grant of restricted stock to employees. The OP issued an equivalent number of units to the REIT.

During the nine months ended September 30, 2011, OP unitholders redeemed 2,478,000 OP units in exchange for an equal number of shares of DFT’s common stock.

In 2011, DFT has declared and paid the following cash dividends totaling $0.36 per share on its common stock:

•	$0.12 per share payable to shareholders of record as of March 29, 2011. This dividend was paid on April 8, 2011.

•	$0.12 per share payable to shareholders of record as of June 28, 2011. This dividend was paid on July 8, 2011.

•	$0.12 per share payable to shareholders of record as of October 7, 2011. This dividend was paid on October 17, 2011.

The OP paid equivalent distributions on OP units.

9. Equity Compensation Plan

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

As of September 30, 2011, the maximum aggregate amount of share equivalents that may be issued under the 2011 Plan, including forfeitures under the 2007 Plan, is equal to 6,300,000 shares, of which 16,199 have been issued, leaving 6,283,801 share equivalents available for future issuance.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company and are not subject to any performance criteria. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	636,851	$10.82
Granted	153,992	$23.62
Vested	(284,747)	$9.65
Forfeited	(12,932)	$15.30

Unvested balance at September 30, 2011	493,164	$15.37

During the nine months ended September 30, 2011, the Company issued 153,992 shares of restricted stock, which had a value of $3.6 million on the grant date. This amount will be amortized to expense over a three year vesting period. Also during the nine months ended September 30, 2011, 284,747 shares of restricted stock vested at a value of $6.9 million on the vesting date.

As of September 30, 2011, total unearned compensation on restricted stock was $5.4 million, and the weighted average vesting period was 0.9 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the Plan for the nine months ended September 30, 2011 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Exercised	(117,737)	$5.06

Under option, September 30, 2011	1,923,419	$13.51

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of September 30, 2011	1,923,419	$5.3 million	1.0 years	8.2 years

The following table sets forth the number of unvested options as of September 30, 2011 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Vested	(521,754)	$2.88

Unvested balance at September 30, 2011	1,256,478	$5.63

The following table sets forth the number of exercisable options as of September 30, 2011 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(117,737)	$1.48

Options Exercisable at September 30, 2011	666,941	$2.57

	Exercisable Options	Intrinsic Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2011	666,941	$8.3 million	$7.21	7.6 years

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2011 was $0 and $2.3 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, during which time DFT experienced significant volatility in its stock price, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the nine months ended September 30, 2011.

Assumption
Number of options granted	637,879
Exercise price	$23.79
Expected term (in years)	4
Expected volatility	44%
Expected annual dividend	2.02%
Risk-free rate	1.72%
Fair value at date of grant	$4.7 million

10. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and Diluted Shares Outstanding
Weighted average common shares - basic	61,973,869	58,739,792	60,912,532	50,692,936
Effect of dilutive securities	1,009,605	1,331,075	1,075,002	1,307,887

Weighted average common shares - diluted	62,983,474	60,070,867	61,987,534	52,000,823

Calculation of Earnings per Share - Basic
Net income attributable to common shares	$13,948	$10,824	$36,357	$21,036
Net income allocated to unvested restricted shares	(110)	(115)	(306)	(248)

Net income attributable to common shares, adjusted	13,838	10,709	36,051	20,788
Weighted average common shares - basic	61,973,869	58,739,792	60,912,532	50,692,936

Earnings per common share - basic	$0.22	$0.18	$0.59	$0.41

Calculation of Earnings per Share - Diluted
Net income attributable to common shares	$13,948	$10,824	$36,357	$21,036
Adjustments to redeemable noncontrolling interests	57	75	160	169

Adjusted net income available to common shares	14,005	10,899	36,517	21,205
Weighted average common shares - diluted	62,983,474	60,070,867	61,987,534	52,000,823

Earnings per common share - diluted	$0.22	$0.18	$0.59	$0.41

Approximately 0.9 million stock options for the three and nine months ended September 30, 2011 and approximately 0.3 million stock options for the three and nine months ended September 30, 2010 have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive.

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and Diluted Units Outstanding
Weighted average common units - basic (includes redeemable partnership units and units of general and limited partners)	81,465,107	81,072,220	81,358,214	73,993,031
Effect of dilutive securities	1,009,605	1,331,075	1,075,002	1,307,887

Weighted average common units - diluted	82,474,712	82,403,295	82,433,216	75,300,918

Approximately 0.9 million stock options for the three and nine months ended September 30, 2011 and approximately 0.3 million stock options for the three and nine months ended September 30, 2010 have been excluded from the calculations of diluted earnings per unit as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2011:

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

•

Debt: As of September 30, 2011, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $696.1 million with a fair value of $714.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using the one-month LIBOR swap rate as of September 30, 2011 plus the 3.00% spread on the ACC5 Term loan.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of September 30, 2011 and December 31, 2010, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 of the Operating Partnership, Subsidiary Guarantors and the Operating Partnership’s subsidiaries that are not Subsidiary Guarantors (the “Subsidiary Non-Guarantors”).

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	September 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$53,290	$—	$—	$53,290
Buildings and improvements	—	1,890,922	—	—	1,890,922

	—	1,944,212	—	—	1,944,212
Less: accumulated depreciation	—	(223,124)	—	—	(223,124)

Net income producing property	—	1,721,088	—	—	1,721,088
Construction in progress and land held for development	—	222,165	304,175	—	526,340

Net real estate	—	1,943,253	304,175	—	2,247,428
Cash and cash equivalents	26,263	540	719	—	27,522
Restricted cash	—	273	—	—	273
Rents and other receivables	3	1,869	401	—	2,273
Deferred rent	—	122,339	(54)	—	122,285
Lease contracts above market value, net	—	11,630	—	—	11,630
Deferred costs, net	12,027	30,219	99	—	42,345
Investment in affiliates	2,205,001	—	—	(2,205,001)	—
Prepaid expenses and other assets	1,388	24,269	2,105	—	27,762

Total assets	$2,244,682	$2,134,392	$307,445	$(2,205,001)	$2,481,518

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage notes payable	$—	$146,100	$—	$—	$146,100
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,578	15,661	828	—	20,067
Construction costs payable	—	21,258	4,519	—	25,777
Accrued interest payable	13,855	314	—	—	14,169
Distribution payable	14,540	—	—	—	14,540
Lease contracts below market value, net	—	19,565	—	—	19,565
Prepaid rents and other liabilities	48	28,200	391	—	28,639

Total liabilities	582,021	231,098	5,738	—	818,857
Redeemable partnership units	395,988	—	—	—	395,988
Commitments and contingencies	—	—	—	—	—
Partners’ capital:
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at September 30, 2011	101,250	—	—	—	101,250
62,827,369 common units issued and outstanding at September 30, 2011	966,997	1,903,294	301,707	(2,205,001)	966,997
General partner’s capital, 662,373 common units issued and outstanding at September 30, 2011	13,426	—	—	—	13,426

Total partners’ capital	1,266,673	1,903,294	301,707	(2,205,001)	1,266,673

Total liabilities & partners’ capital	$2,244,682	$2,134,392	$307,445	$(2,205,001)	$2,481,518

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

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended September 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$48,427	$—	$(5)	$48,422
Recoveries from tenants	3,120	24,585	—	(3,120)	24,585
Other revenues	—	256	521	—	777

Total revenues	3,120	73,268	521	(3,125)	73,784
Expenses:
Property operating costs	—	24,646	—	(3,120)	21,526
Real estate taxes and insurance	—	1,232	53	—	1,285
Depreciation and amortization	27	18,369	—	—	18,396
General and administrative	3,407	26	401	—	3,834
Other expenses	17	—	429	(5)	441

Total expenses	3,451	44,273	883	(3,125)	45,482

Operating income	(331)	28,995	(362)	—	28,302
Interest income	71	—	—	—	71
Interest:
Expense incurred	(11,777)	2,096	5,753	—	(3,928)
Amortization of deferred financing costs	(754)	6	258	—	(490)
Equity in earnings	36,746	—	—	(36,746)	—

Net income	23,955	31,097	5,649	(36,746)	23,955
Preferred unit distributions	(5,572)	—	—	—	(5,572)

Net income attributable to common units	$18,383	$31,097	$5,649	$(36,746)	$18,383

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$38,698	$—	$—	$38,698
Recoveries from tenants	2,479	20,751	—	(2,479)	20,751
Other revenues	—	188	692	—	880

Total revenues	2,479	59,637	692	(2,479)	60,329
Expenses:
Property operating costs	—	19,417	—	(2,479)	16,938
Real estate taxes and insurance	—	1,530	23	—	1,553
Depreciation and amortization	26	15,113	1	—	15,140
General and administrative	3,047	49	442	—	3,538
Other expenses	14	—	595	—	609

Total expenses	3,087	36,109	1,061	(2,479)	37,778

Operating income	(608)	23,528	(369)	—	22,551
Interest income	452	2	—	—	454
Interest:
Expense incurred	(11,769)	3,575	1,833	—	(6,361)
Amortization of deferred financing costs	(642)	(757)	34	—	(1,365)
Equity in earnings	27,846	—	—	(27,846)	—

Net income	15,279	26,348	1,498	(27,846)	15,279
Preferred unit distributions	—	—	—	—	—

Net income attributable to common units	$15,279	$26,348	$1,498	$(27,846)	$15,279

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine months ended September 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$144,130	$—	$(5)	$144,125
Recoveries from tenants	8,864	67,052	—	(8,864)	67,052
Other revenues	—	733	1,129	—	1,862

Total revenues	8,864	211,915	1,129	(8,869)	213,039
Expenses:
Property operating costs	—	67,236	—	(8,864)	58,372
Real estate taxes and insurance	—	4,368	96	—	4,464
Depreciation and amortization	82	54,515	3	—	54,600
General and administrative	11,163	91	1,262	—	12,516
Other expenses	38	—	925	(5)	958

Total expenses	11,283	126,210	2,286	(8,869)	130,910

Operating income	(2,419)	85,705	(1,157)	—	82,129
Interest income	473	1	—	—	474
Interest:
Expense incurred	(35,328)	2,897	15,325	—	(17,106)
Amortization of deferred financing costs	(2,251)	(69)	684	—	(1,636)
Equity in earnings	103,386	—	—	(103,386)	—

Net income	63,861	88,534	14,852	(103,386)	63,861
Preferred unit distributions	(15,301)	—	—	—	(15,301)

Net income attributable to common units	$48,560	$88,534	$14,852	$(103,386)	$48,560

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine months ended September 30, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$111,830	$—	$—	$111,830
Recoveries from tenants	7,031	58,312	—	(7,031)	58,312
Other revenues	—	517	5,871	—	6,388

Total revenues	7,031	170,659	5,871	(7,031)	176,530
Expenses:
Property operating costs	—	56,799	137	(7,031)	49,905
Real estate taxes and insurance	—	3,774	165	—	3,939
Depreciation and amortization	76	45,248	3	—	45,327
General and administrative	9,555	201	1,380	—	11,136
Other expenses	19	81	4,861	—	4,961

Total expenses	9,650	106,103	6,546	(7,031)	115,268

Operating income	(2,619)	64,556	(675)	—	61,262
Interest income	679	9	—	—	688
Interest:
Expense incurred	(35,190)	4,657	2,493	—	(28,040)
Amortization of deferred financing costs	(1,642)	(1,659)	96	—	(3,205)
Equity in earnings	69,477	—	—	(69,477)	—

Net income	30,705	67,563	1,914	(69,477)	30,705
Preferred unit distributions	—	—	—	—	—

Net income attributable to common units	$30,705	$67,563	$1,914	$(69,477)	$30,705

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(38,077)	$126,900	$14,480	$—	$103,303

Cash flow from investing activities
Investments in real estate—development	—	(185,861)	(126,195)	—	(312,056)
Land acquisition costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(211,259)	74,688	136,571	—	—
Interest capitalized for real estate under development	—	(8,641)	(15,326)	—	(23,967)
Improvements to real estate	—	(3,147)	—	—	(3,147)
Additions to non-real estate property	(67)	(128)	(8)	—	(203)

Net cash used in investing activities	(211,326)	(123,089)	(14,465)	—	(348,880)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Mortgage notes payable:
Repayments	—	(3,900)	—	—	(3,900)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	596	—	—	—	596
Payments of financing costs	(208)	(1,144)	—	—	(1,352)
Distributions	(43,227)	—	—	—	(43,227)

Net cash provided by (used in) financing activities	54,611	(3,940)	—	—	50,671

Net (decrease) increase in cash and cash equivalents	(194,792)	(129)	15	—	(194,906)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428

Cash and cash equivalents, ending	$26,263	$540	$719	$—	$27,522

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

For a detailed discussion of certain risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by the Company with the Securities and Exchange Commission. The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as an accurate prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2011, owned 76.2% of the economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 23.8% economic interest was owned by redeemable noncontrolling interests - operating partnership. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

As of September 30, 2011, the Company owns and operates nine data centers: seven in Northern Virginia, one in suburban Chicago, Illinois and one in Piscataway, New Jersey. On October 1, 2011 the Company placed its tenth data center into service in Santa Clara, California. As discussed below, the Company also owns certain development properties and parcels of land that it is currently developing, or may develop in the future, into wholesale data centers. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company has one data center currently under development, which is CH1 Phase II, located in suburban Chicago. The Company currently expects that CH1 Phase II will be completed in the first quarter of 2012. For the nine months ended September 30, 2011, the Company capitalized $2.9 million of internal development and leasing costs on all of its data centers. The table below captioned “Development Projects” provides current estimates of the total costs to complete these development projects.

The following tables present certain data of the operating properties and development projects as of September 30, 2011:

Operating Properties

As of September 30, 2011

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal— stabilized			1,712,000	840,000	137.9

Completed not Stabilized
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	18.2	25%	25%
ACC6 Phase I	Ashburn, VA	2011	131,000	66,000	13.0	8%	8%

Total Operating Properties			2,023,000	994,000	169.1

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of September 30, 2011 represent $188 million of base rent on a straight-line basis and $184 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $3 million net amortization increase in revenue of above and below market leases.
(6)	As of November 1, 2011, NJ1 Phase I was 34% leased.

Lease Expirations

As of September 30, 2011

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2011. The information set forth in the table below assumes that tenants exercise no renewal options, except as noted below, and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2011	—	—	—	—	—	—
2012(4)	2	72	8.3%	6,878	4.8%	4.1%
2013	2	30	3.5%	3,030	2.1%	1.0%
2014	6	35	4.1%	6,287	4.4%	4.5%
2015	6	84	9.7%	16,250	11.4%	10.3%
2016	5	71	8.2%	11,640	8.1%	8.1%
2017	8	81	9.4%	15,173	10.6%	10.9%
2018	4	75	8.7%	15,309	10.7%	11.1%
2019	9	116	13.4%	21,067	14.7%	13.9%
2020	8	82	9.5%	13,895	9.7%	10.5%
After 2020	14	217	25.2%	33,570	23.5%	25.6%

Total	64	863	100%	143,099	100%	100%

(1)	Represents 28 tenants with 64 lease expiration dates. Top three tenants represent 56% of annualized base rent as of September 30, 2011.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.
(4)	On June 20, 2011, one tenant notified the Company it will not renew a lease that is scheduled to expire on April 30, 2012. This lease represents 67,000 raised square feet, 7.7% of leased raised square feet and 5,740 kW of critical load as of September 30, 2011.

Development Projects

The following table presents a summary of the Company’s development properties as of September 30, 2011:

Development Projects

As of September 30, 2011

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-Leased
Current Development Projects
SC1 Phase I (6)	Santa Clara, CA	180,000	88,000	18.2	$230,000 - 235,000	$227,437	13%
CH1 Phase II (7)	Elk Grove Village, IL	200,000	109,000	18.2	190,000 - 200,000	156,879	71%

		380,000	197,000	36.4	420,000 - 435,000	384,316

Future Development Projects/Phases
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,218
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		60,856
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0		26,069

		491,000	242,000	49.4		126,143

Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,043
ACC8	Ashburn, VA	100,000	50,000	10.4		3,716
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		2,122

		760,000	397,000	83.2		15,881

Total		1,631,000	836,000	169.0		$526,340

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.
(5)	Amount capitalized as of September 30, 2011. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.
(6)	Placed into service on October 1, 2011.
(7)	Completion expected during the first quarter of 2012.

Leasing Update

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of square feet or space that they occupy.

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses—commonly referred to as a triple net lease, such as real estate taxes and insurance. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. The Company takes into account various factors when negotiating the terms of its lease, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions.

Although most of the Company’s leases provide for annual escalation of rents, generally at a rate of 3% or a function of the consumer price index, the Company’s revenue growth in the near term is expected to result primarily from the future leasing of vacant space in the Company’s operating properties and, once the Company’s current development project is completed, the commencement of pre-leases and the leasing of vacant space in that property.

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

In the third quarter of 2011, the Company executed three leases and pre-leases comprising a total of 5.01 MW of critical load and 27,767 raised square feet with an average lease term of 9.2 years. One of the leases was at NJ1 Phase I comprising 0.57 MW of critical load and 2,750 raised square feet, one lease was at ACC6 Phase I comprising 0.54 MW of critical load and 2,517 raised square feet and one pre-lease was at CH1 Phase II comprising 3.90 MW of critical load and 22,500 raised square feet. For the first nine months of 2011, the Company executed 11 leases and pre-leases comprising a total of 21.91 MW of critical load and 117,596 raised square feet. In the third quarter of 2011, the Company also renewed for an additional eight years a lease for 9.6 MW of critical load and 90,000 raised square feet which will now expire in 1.6 MW increments in 2020 through 2025.

The amount of rental income generated by the properties in the Company’s portfolio depends on its ability to maintain the lease rates of currently leased space and to re-lease space available from leases that expire or are terminated. Our three largest tenants comprised 56% of our annualized base rent as of September 30, 2011, and none of our three largest tenants’ leases have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur against their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be impacted adversely in future periods.

The Company’s second largest tenant, Yahoo!, comprising 18.8% of the Company’s annualized base rent as of September 30, 2011, with lease expirations ranging from 2012 to 2019, informed the Company in June 2011 that it will not renew one of its leases comprising 3.3% of the Company’s consolidated annualized base rent as of September 30, 2011. This lease will expire on April 30, 2012 and the Company is actively marketing this space. This tenant’s next lease is scheduled to expire in the third quarter of 2015 and a third lease is scheduled to expire ratably in equal amounts in 2017, 2018 and 2019.

The Company’s operating properties are located in Northern Virginia, New Jersey, suburban Chicago, Illinois and Santa Clara, California. Changes in the conditions of these markets will impact the overall performance of the Company’s current and future operating properties and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry. If these or other conditions cause a tenant to default on its payment or other obligations, the Company could elect to terminate the related lease.

The Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to the Company’s tenants on a non-recurring contract or purchase-order basis, which the Company refers to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. The TRS will generally charge tenants for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the tenants for technical services, the Company has limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, the Company anticipates that the TRS may retain a significant amount of its cash to fund future operations, and therefore the Company does not expect to receive distributions from the TRS on a regular basis.

In the current economic environment, certain types of real estate are experiencing declines in value. If this trend were to be experienced by any of the Company’s data centers, the Company may have to write down the value of that data center, which would result in the Company recording a charge against earnings.

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned 76.2% of the partnership interests in the Operating Partnership, of which 1.1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information applies to both DFT and the Operating Partnership.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenue. Operating revenue for the three months ended September 30, 2011 was $73.8 million, reflecting an increase of $13.5 million, or 22.4%, compared to revenue of $60.3 million for the three months ended September 30, 2010. This includes base rent of $48.4 million, tenant recoveries of $24.6 million, which includes our property management fee, and other revenue of $0.8 million. The increase in operating revenue reflects additional rent from new leases commencing at CH1 Phase I, the opening of ACC5 Phase II and NJ1 Phase I in November 2010 and the opening of ACC6 Phase I in September 2011.

Operating Expenses. Operating expenses for the three months ended September 30, 2011 were $45.5 million, compared to $37.8 million for the three months ended September 30, 2010. The increase of $7.7 million, or 20.4%, was primarily due to the following: $4.3 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010 and the opening of ACC6 Phase I in September 2011 and $3.3 million increase from depreciation and amortization from ACC5 Phase II, NJ1 Phase I and ACC6 Phase I.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2011 was $4.4 million compared to interest expense of $7.7 million for the three months ended September 30, 2010. Total interest incurred for the three months ended September 30, 2011 was $14.2 million, of which $9.8 million was capitalized, compared to $17.4 million for the corresponding period in 2010, of which $9.7 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan and lower interest rates on the ACC5 Term Loan. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%.

Net Income Attributable to Redeemable Noncontrolling Interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended September 30, 2011 was $4.4 million compared to $4.5 million for the three months ended September 30, 2010.

Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended September 30, 2011 was $13.9 million as compared to $10.8 million for the three months ended September 30, 2010. The increase of $3.1 million was primarily due to higher operating income from new leases commencing and lower interest expense, described above, partially offset by $5.6 million of the preferred stock dividends.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenue. Operating revenue for the nine months ended September 30, 2011 was $213.0 million, reflecting an increase of $36.5 million, or 20.7%, compared to revenue of $176.5 million for the nine months ended September 30, 2010. This includes base rent of $144.1 million, tenant recoveries of $67.0 million, which includes our property management fee, and other revenue of $1.9 million. The increase in operating revenue was due to new leases commencing at CH1 Phase I, the opening of ACC5 Phase II and NJ1 Phase I in November 2010 and the opening of ACC6 Phase I in September 2011.

Operating Expenses. Operating expenses for the nine months ended September 30, 2011 were $130.9 million, compared to $115.3 million for the nine months ended September 30, 2010. The increase of $15.6 million, or 13.5%, was primarily due to the following: $9.0 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010 and ACC6 Phase I in September 2011, $9.2 million increase from depreciation and amortization from ACC5 Phase II, NJ1 Phase I and ACC6 Phase I, $1.4 million of increased general and administrative expenses primarily for compensation and professional fees, partially offset by a decrease of $4.0 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2011 was $18.7 million compared to interest expense of $31.2 million for the nine months ended September 30, 2010. Total interest incurred for the nine months ended September 30, 2011 was $43.9 million, of which $25.2 million was capitalized, as compared to $51.6 million for the corresponding period in 2010, of which $20.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan and lower interest rates on the ACC5 Term Loan. Interest capitalized increased period over period as the Company spent more funds on development during the first nine months of 2011 than the year ago period. The Company will see a decrease in capitalized interest in the fourth quarter of 2011 as compared to the first three quarters of 2011 as two of our projects, SC1 Phase I and ACC6 Phase I, have been placed into service. This decrease in capitalized interest will continue into 2012, as CH1 Phase II is expected to be placed into service in the first quarter of 2012, unless the Company commences additional data center developments. The Company currently does not anticipate starting any new developments in 2011. The Company’s policy is to stop interest capitalization when projects are placed into service.

Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2011 was $12.2 million as compared to $9.7 million for the nine months ended September 30, 2010. The increase of $2.5 million was primarily due to higher operating income from new leases commencing and lower interest expense, described above, partially offset by $3.8 million of the preferred stock dividends related to the Company’s $185.0 million Series A and $101.3 million Series B preferred stock issued in October 2010 and March 2011, respectively, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 5.8 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2010 through September 30, 2011.

Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2011 was $36.4 million as compared to $21.0 million for the nine months ended September 30, 2010. The increase of $15.4 million was primarily due to higher operating income from new leases commencing and lower interest expense, described above, partially offset by $15.3 million of the preferred stock dividends.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below applies to both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2011 is a $4.3 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net cash provided by operating activities increased by $41.0 million to $103.1 million for the nine months ended September 30, 2011, as compared to $62.1 million for the corresponding period in 2010. The increase is primarily due to new leases commencing at CH1 Phase I and ACC5 since the first quarter of 2010 and lower interest expense.

Net cash used in investing activities increased by $260.5 million to $348.9 million for the nine months ended September 30, 2011 compared to $88.4 million for the corresponding period in 2010. This increase primarily consisted of expenditures for projects under development. Development expenditures were $312.1 million for the nine months ended September 30, 2011 which is an increase by $167.1 million period over period. Also, interest capitalized for real estate under development increased by $4.6 million period over period to $24.0 million for the nine months ended September 30, 2011. Development related expenditures are forecasted to decrease in the fourth quarter of 2011 as two of our projects, SC1 Phase I and ACC6 Phase I, have been placed into service. This decrease in development costs will continue into 2012, as CH1 Phase II is expected to be placed into service in the first quarter of 2012, unless the Company commences additional data center developments. The Company also acquired 23 acres of land held for future development at a cost of $9.5 million during the nine months ended September 30, 2011. Expenditures for improvements to real estate were $3.1 million in the nine months ending September 30, 2011 which was comparable to the amount expended in the prior period. In addition during the nine months ended September 30, 2010, the Company redeemed $139.0 million in marketable securities held to maturity and purchased $60.0 million of these securities. The Company had no redemptions or purchases of marketable securities during the nine months ended September 30, 2011.

Net cash provided by financing activities decreased by $242.3 million to $50.7 million for the nine months ended September 30, 2011 compared to $293.0 million for the corresponding period in 2010. This decrease primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B preferred stock in 2011 offset by $305.2 million of net proceeds from the issuance of 13.8 million shares of common stock in 2010. Additionally the Company paid $43.2 million of dividends and distributions in the nine months ended September 30, 2011 versus $15.2 million in the year ago period.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of September 30, 2011:

Capital Structure as of September 30, 2011

(in thousands except per share data)

Mortgage Notes Payable				$146,100
Unsecured Notes				550,000

Total Debt				696,100	26.8%
Common Shares	76%	62,490
Operating Partnership (“OP”) Units	24%	19,469

Total Shares and Units	100%	81,959
Common Share Price at September 30, 2011		$19.69

Common Share and OP Unit Capitalization			$1,613,773
Preferred Stock ($25 per share liquidation preference)			286,250

Total Equity				1,900,023	73.2%

Total Market Capitalization				$2,596,123	100.0%

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

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit (such as the Company’s December 2009 unsecured note offering, May 2010 common stock offering and October 2010 and March 2011 perpetual preferred stock offerings). See the table above captioned “Development Projects” for the estimated total costs to complete some of the Company’s current development projects. Any increases in project development costs (including the cost of labor and materials and costs resulting from construction delays) and rising interest rates would increase the funds necessary to complete a project and, in turn, the amount of additional capital that the Company would need to raise. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In March 2011, the Company sold 4.1 million shares of 7.625% Series B cumulative redeemable perpetual preferred stock raising net proceeds of approximately $97.5 million. The Company is using the net proceeds from this offering, together with anticipated borrowings under its revolving credit facility, to complete the development of CH1 Phase II, which the Company currently anticipates will be completed in the first quarter of 2012. As of November 1, 2011, the Company has not borrowed under its line of credit to fund the development of CH1 Phase II. Borrowings of a portion of the line of credit are anticipated in the fourth quarter of 2011 to complete the development of CH1Phase II.

The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements. The Company’s current estimate of 2011 cash dividends on its common stock is $0.48 per share, of which the Company has paid $0.36 per common share as of November 1, 2011.

Outstanding Indebtedness

A summary of the Company’s total debt as of September 30, 2011 and December 31, 2010 is as follows:

Debt Summary as of September 30, 2011 and December 31, 2010

($ in thousands)

	September 30, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$146,100	21.0%	3.2%	3.2	$150,000
Unsecured	550,000	79.0%	8.5%	5.5	550,000

Total	$696,100	100.0%	7.4%	5.0	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	79.0%	8.5%	5.5	$550,000

Fixed Rate Debt	550,000	79.0%	8.5%	5.5	550,000

Floating Rate Debt:
Unsecured Credit Facility	—	—	—	1.6	—
ACC5 Term Loan	146,100	21.0%	3.2%	3.2	150,000

Floating Rate Debt	146,100	21.0%	3.2%	3.2	150,000

Total	$696,100	100.0%	7.4%	5.0	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $9.8 million and $25.2 million during the three and nine months ended September 30, 2011, respectively.
(1)	Rates as of September 30, 2011.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of September 30, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. The ACC5 Term Loan matures on December 2, 2014 and the initial rate of interest was LIBOR plus 4.25% with a LIBOR floor of 1.5%. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan (the “Third Amendment”) that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%. As of September 30, 2011, the interest rate for this loan was 3.22%.

The ACC5 Term Loan’s maturity did not change and the loan continues to mature on December 2, 2014. Under the Third Amendment, the Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium.

The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

The Company was in compliance with all of the covenants under the loan as of September 30, 2011.

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

The Company was in compliance with all covenants under the Unsecured Notes as of September 30, 2011.

Unsecured Credit Facility

On May 6, 2010, the Operating Partnership entered into a credit agreement providing for an $85 million unsecured revolving credit facility. The facility was increased to $100 million in August 2010 through the use of its accordion feature. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of September 30, 2011, the Operating Partnership has not drawn down any funds under the facility.

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center, the ACC7, ACC8 and SC2 parcels of land, and the TRS.

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

The amount available for borrowings under the facility will be determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of September 30, 2011, all $100 million of the facility was available for borrowing and up to $25 million of borrowings under the facility may be used for letters of credit.

The Company was in compliance with all covenants under the facility as of September 30, 2011.

A summary of the Company’s debt maturity schedule as of September 30, 2011 is as follows:

Debt Maturity as of September 30, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (3)
2011	$—		$1,300	(2)	$1,300	0.2%	3.2%
2012	—		5,200	(2)	5,200	0.7%	3.2%
2013	—		5,200	(2)	5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.3%	3.2%
2015	125,000	(1)	—		125,000	18.0%	8.5%
2016	125,000	(1)	—		125,000	18.0%	8.5%
2017	300,000	(1)	—		300,000	43.1%	8.5%

Total	$550,000		$146,100		$696,100	100%	7.4%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option. Scheduled quarterly principal amortization payments of $1.3 million started in the first quarter of 2011.
(3)	Rates as of September 30, 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2011, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2011	2012-2013	2014-2015	Thereafter	Total
Long-term debt obligations	$1,300	$10,400	$259,400	$425,000	$696,100
Interest on long-term debt obligations (1)	12,880	102,585	97,003	60,120	272,588
Construction costs payable	25,777	—	—	—	25,777
Commitments under development contracts (2)	18,628	4,644	—	—	23,272
Operating leases	96	790	819	292	1,997

Total	$58,681	$118,419	$357,222	$485,412	$1,019,734

(1)	Calculation of interest on long-term debt obligations uses interest rates in effect as of September 30, 2011.
(2)	These commitments, which are related to the development of the CH1 Phase II data center and various NJ1 projects, do not include the full contractual cost of the CH1 Phase II data center, due to the cost plus nature of this contract. Amount represents only the committed costs as of September 30, 2011. For an estimate of the total costs associated with these developments, see the table captioned “Development Projects” above. Also, see Note 5 of the Company’s Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company did not have any off-balance sheet arrangements.

Funds From Operations

Reconciliation from Net Income to FFO:	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$23,955	$15,279	$63,861	$30,705
Depreciation and amortization	18,396	15,140	54,600	45,327
Less: Non real estate depreciation and amortization	(198)	(164)	(600)	(452)

FFO (1)	$42,153	$30,255	$117,861	$75,580

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of September 30, 2011 would decrease future net income and cash flows by $1.5 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at September 30, 2011, a decrease of 0.2% would increase future net income and cash flows by $0.3 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.

Controls and Procedures with Respect to the Operating Partnership

Evaluation of Disclosure Controls and Procedures

DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange act) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange act) that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company does not have a stock repurchase program. However, during the three months ended September 30, 2011, some of the Company’s employees were deemed to have surrendered shares of DFT’s common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the three months ended September 30, 2011, the Company acquired and retired 4,508 shares of common stock at an average price per share of $25.44 (based on the average of the opening and closing price of DFT’s common stock as of the dates of the determination of the withholding tax amounts, which was the date the restricted stock vested). The Company did not pay any cash consideration to acquire these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: November 2, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P. By: DuPont Fabros Technology, Inc., its sole general partner

Date: November 2, 2011	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.)

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.)

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.