Form 10-K
period 2011-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2012-02-23
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2011

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From                     To

Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, DC	20005
(Address of principal executive offices)	(Zip Code)

(202) 728-0044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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
(DuPont Fabros Technology, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the Registrant was $1,521 million as of June 30, 2011.

As of February 17, 2012, there were 63,012,197 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders scheduled for May 30 2012 to be filed with the Securities and Exchange Commission no later than April 30, 2012, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units”. As of December 31, 2011, DFT owned 76.7% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

The Company believes combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the year ended December 31, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement. Net income is the same for DFT and the Operating Partnership.

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

Some of the risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate developments in the Company’s markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully lease vacant space in or operate stabilized properties;

•	defaults on or non-renewal of leases by tenants, including by the Company’s three largest tenants that accounted for 55% of the Company’s annualized base rent as of December 31, 2011;

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

The Company

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of, and, as of December 31, 2011, owned 76.7% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 23.3% common economic interest was owned by certain individuals and entities that hold redeemable noncontrolling interests—operating partnership. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

The Company is a leading owner, developer, operator and manager of large-scale data center facilities leased to tenants under long-term leases—commonly referred to as “wholesale data centers.” The Company’s data centers are highly specialized, secure facilities used by the Company’s tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool the computer servers which support many of their most critical business processes. The Company leases the raised square feet and available power of each of the Company’s facilities to tenants under long-term triple-net leases, most of which contain annual rental increases. The Company’s data centers are strategically located in major population centers with significant electrical power availability and hubs of extensive fiber network connectivity. For the year ended December 31, 2011, the Company generated $287.4 million of total revenues, $79.5 million in net income and $44.1 million of net income attributable to common shares, and, as of December 31, 2011, the Company had total assets of $2.5 billion.

As of December 31, 2011, the Company held a fee simple interest in ten operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1 Phase I, NJ1 Phase I and SC1 Phase I; one data center property under development—referred to as CH1 Phase II; three data center properties held for future development—referred to as NJ1 Phase II, SC1 Phase II and ACC6 Phase II; and land to be used to develop three additional data centers—referred to as ACC7, ACC8 and SC2. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company’s growing portfolio.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the Company’s operating properties. The Company believes that its data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world’s largest technology companies. For example, the ACC5 data center is designed to provide tenants with a total of 36.4 megawatts, or MW, of power, which the Company refers to as critical load. Critical load is that portion of each facility’s total power capacity that is made available for the exclusive use by the Company’s tenants to operate their computer servers. Because the Company believes that critical load is the primary factor used by tenants in evaluating their data center requirements, the Company’s rents are based primarily on the amount of power made available to its tenants, rather than the amount of space that they occupy. Accordingly, throughout this Form 10-K, we discuss our operations in terms of critical load because it is one of the primary metrics that the Company uses to manage its business. Also provided is information relating to a facility’s total gross building area and its raised square feet, which is the net rentable square feet of each of the Company’s facilities.

Through the Company’s taxable REIT subsidiary, the Company also provides certain technical services to its tenants as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by its tenants.

Market Opportunity

Data centers are buildings that house a large number of computer servers and include the key related infrastructure necessary for operation of the servers, including systems for power distribution, environmental control, fire suppression and security. Network access is typically provided into a data center using optical fiber. The data center market in North America is highly fragmented with more than 350 companies providing different forms of internet data center services, although not all data center providers are wholesale data center providers. Wholesale data center providers lease to a limited number of tenants relatively large amounts of data center space, which are referred to as cells or pods, that generally range in size from 2,500 to 50,000 square feet. In contrast, colocation providers operate on a retail model and rent space to many customers based on individual racks/cabinets or cages which generally range in size from 500 to 5,000 square feet in size. Wholesale providers generally offer greater power through a single data center facility than can a colocation provider; provide savings on the cost to operate the data center infrastructure through economies of scale; provide secure facilities with on-site security staffed 24 hours a day, seven days a week to support critical business processes; and allow technology companies to manage their own servers.

The top ten United States global wholesale data center markets are projected to have increased demand in 2012, according to Tier1Research’s December 2011 report “Multi-Tenant Datacenter Supply Top Markets—2011.” This report forecasts the following growth in demand for 2012 in each of the markets in which we own and operate data centers: Santa Clara—11%, New Jersey—14%, Northern Virginia—16% and Chicago—13%. The Company believes that the total data center market is increasing primarily as a result of the continued strong growth in Internet traffic.

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

Long-term triple net leases to industry-leading tenants with strong credit. The Company’s tenant base includes leading national and international technology companies, such as Microsoft, Yahoo!, Facebook and Google. As of December 31, 2011, the Company’s three largest tenants, Microsoft, Yahoo! and Facebook, which are currently under long term leases with staggered lease expirations, collectively accounted for 55% of its annualized base rent. Under the terms of its triple net leases, the Company’s tenants occupy all or a percentage of each of its data centers and are obligated to reimburse it for property-level operating expenses. In addition, under the Company’s triple-net lease structure, its tenants pay for only the power they use to operate their computer servers and the power that is used to cool their space. The Company believes that this lease structure, together with the economies of scale resulting from the size of its data centers, results in its tenants paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. The Company’s triple-net lease terms also enable customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). Most of the Company’s leases provide for annual rent increases, and, as of December 31, 2011, the Company’s weighted average remaining lease term was approximately 6.6 years.

Strong development track record and pipeline. The Company currently owns and operates ten data centers, six of which are 100% leased and one of which is 98% leased as of February 7, 2012. The three non-stabilized properties were placed in service from November 2010 to October 2011 and are currently in lease-up. Phase II of CH1 was placed in service on February 1, 2012 and is 79% leased as of February 7, 2012. The Company believes that its in-house development expertise, together with its relationships with contractors who are experienced in the construction of data centers, gives it a significant advantage over those of the Company’s competitors who are required to rely exclusively on third parties to develop and maintain their properties. The Company also believes that its development properties and parcels of land suitable for data center development gives it an advantage over those of its competitors who may have to acquire suitable sites for future development.

Business Strategy

The Company’s primary business objective is to maximize cash flow through the prudent management of a balanced portfolio of operating and development properties. The Company’s business strategies to achieve these objectives are:

Maximize cash flow from existing properties. The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of its operating properties. The Company strives to maximize its cash flows under these leases by including a monthly base rent obligation and property management fee to compensate it for the management of its properties, and a “triple net” structure, which obligates the Company’s tenants to reimburse it for the costs that it incurs to operate the data center, including the cost of electricity used by tenants to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. Most of the Company’s leases provide for annual increases of base rent—either a flat rate of about 3% or in some cases based on the consumer price index.

Lease available space at four properties recently placed into service. The Company’s primary focus for 2012 is to lease all available vacant space. Currently, the Company has five operating properties with vacant space available to be leased: NJ1 Phase I, placed into service in November 2010; ACC6 Phase I, place into service in September 2011; SC1 Phase I, placed into service in October 2011; CH1 Phase I, placed into service in August 2008; and CH1 Phase II, place into service in February 2012. The Company will continue to market its properties to technology companies, financial services companies, government agencies and enterprise companies.

Expand and diversify tenant base. The Company’s existing tenant base consists primarily of large technology companies, and three of its stabilized data center properties are leased by two of its largest tenants under long-term leases with staggered lease expirations in two of the facilities. In recent years, the Company has been expanding and diversifying its tenant base by marketing its remaining available space at its existing properties and new space at its development properties to other customers, including financial services companies, government agencies and enterprise companies, which demand data center space in smaller quantities—generally 10 MW or less—than large technology companies.

Prudently build-out the current development pipeline. The Company determines when to develop data center properties based on the amount of available space in its operating properties and demand for data center space in each applicable market. Although the Company currently does not have any data center sites under development, the Company plans to develop the second phases of NJ1, ACC6 and SC1 in the future. The Company will develop the second phase of a data center only after substantially completing the lease-up of the first phase or if there is a significant pre-lease commitment in the second phase. Additionally, the Company will look to develop ACC7 and ACC8 located in Northern Virginia and SC2 located in Santa Clara, California in the future. The Company intends to finance future developments through a combination of equity and debt capital.

Properties

Operating Properties

For the year ended December 31, 2011, the Company executed 14 leases and pre-leases comprising a total of 24.92 MW of critical load and 133,716 raised square feet with an average lease term of 7.9 years. In addition, for the year ended December 31, 2011, the Company renewed one lease comprising a total of 9.6 MW of critical load and 90,000 raised square feet for an average of eight additional years which expires, on average, in 1.6 MW increments from 2020 to 2025. The average total revenue rate for the Company’s operating properties as of December 31, 2011 was $142 per kW per month. This amount includes base rent on a straight-lined basis plus recoveries of operating expenses and management fees from our tenants.

The following table presents a summary of the Company’s operating properties as of December 31, 2011:

Operating Properties

As of December 31, 2011

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal—stabilized			1,712,000	840,000	137.9	99%	99%

Completed not Stabilized
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	34%	34%
ACC6 Phase I	Ashburn, VA	2011	131,000	66,000	13.0	8%	8%
SC1 Phase I (6)	Santa Clara, CA	2011	180,000	88,000	18.2	13%	13%

Subtotal—non-stabilized			491,000	242,000	49.4	19%	19%

Total Operating Properties			2,203,000	1,082,000	187.3	79%	79%

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of December 31, 2011 represent $192 million of base rent on a straight-line basis and $190 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $3 million net amortization increase in revenue of above and below market leases.
(6)	As of February 7, 2012, SC1 Phase I is 25% leased and commenced.

Tenant Diversification

As of December 31, 2011, the Company’s portfolio was leased to 31 data center tenants with 67 different lease expiration dates. As of December 31, 2011, the Company’s three largest tenants, Yahoo!, Facebook and Microsoft, accounted for 55% of its annualized base rent. Revenues in 2011 from Yahoo!, Facebook and Microsoft were $61.7 million, $58.5 million and $49.8 million, respectively, each of which accounted for greater than 10% of the Company’s 2011 consolidated revenues. The Company has three leases with one of these tenants with expiration dates ranging from 2012 to 2019 and options by the tenant to renew these leases for five years. This tenant has determined not to renew one lease that will expire in April 2012, as disclosed in the Lease Expiration table below. The Company has two leases with another of these tenants with expiration dates ranging from 2018 to 2022. The Company has two leases with another of these tenants with expiration dates ranging from 2016 to 2025 and options by the tenant to renew these leases for eight years for one of these leases.

For revenue information for these three tenants for the last three years, see Note 5 to the Company’s consolidated financial statements included herein.

Lease Expirations

Lease Expirations

As of December 31, 2011

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2012. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2012 (4)	2	72	8.2%	6,878	4.7%	4.0%
2013	2	30	3.4%	3,030	2.1%	1.0%
2014	6	35	4.0%	6,287	4.3%	4.4%
2015	6	84	9.5%	16,250	11.0%	10.1%
2016	5	71	8.0%	11,640	7.9%	7.8%
2017	9	86	9.8%	16,310	11.1%	11.2%
2018	6	89	10.1%	18,152	12.3%	12.8%
2019	9	116	13.2%	21,067	14.3%	13.6%
2020	8	82	9.3%	13,895	9.4%	10.3%
2021	7	130	14.7%	21,669	14.7%	16.3%
After 2021	7	87	9.8%	11,902	8.2%	8.5%

Total	67	882	100%	147,080	100%	100%

(1)	Represents 31 tenants with 67 lease expiration dates. Top three tenants represent 55% of annualized base rent as of December 31, 2011.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.
(4)	One lease will expire on April 30, 2012, representing 67,000 raised square feet, 7.6% of leased raised square feet and 5,740 kW of critical load as of December 31, 2011. The second lease has an option to terminate on six months notice.

Development Projects

The following table presents a summary of the Company’s development properties as of December 31, 2011:

Development Projects

As of December 31, 2011

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-Leased
Current Development Projects
CH1 Phase II (6)	Elk Grove Village, IL	200,000	109,000	18.2	$190,000 - 192,000	$178,361	79%

Future Development Projects/Phases
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,217
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,104
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0		26,085

		491,000	242,000	49.4		126,406

Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,052
ACC8	Ashburn, VA	100,000	50,000	10.4		3,705
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		2,087

		760,000	397,000	83.2		15,844

Total		1,451,000	748,000	150.8		$320,611

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.
(5)	Amount capitalized as of December 31, 2011. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.
(6)	Placed in service on February 1, 2012 with 57% of leases commencing.

Competition

The Company believes it has two types of competitors:

•	Companies who choose to build, own and operate their own datacenters rather than outsource, and

•	Owners, operators and developers of both wholesale and colocation data centers.

The data center market in North America is highly fragmented with more than 350 companies providing different forms of internet data center services. In operating and managing its portfolio, the Company competes for tenants based on factors including location, available critical load, amount of raised square feet, flexibility, total cost for the tenant and expertise in the design and operation of data centers.

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

Regulation

Environmental Matters

The Company is required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that it uses for emergency back-up power at its facilities. In addition, various environmental agencies that regulate air quality require that the Company obtains permits for the operation of its diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to the Company, or the inability of the Company to obtain the necessary permits to install or operating its diesel engines, could delay or preclude its ability to construct or operate its data center facilities.

Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of the Company’s properties for industrial and retail purposes (CH1, NJ1, SC1, SC2 and ACC8), so those properties may contain some level of environmental contamination. In addition, many of the Company’s properties presently contain large fuel storage tanks for emergency power, which is critical to the Company’s operations. If any of these tanks has a release of fuel to the environment, the Company would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at the Company’s properties may expose it to third-party liability or materially adversely affect its ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

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

Although each of the Company’s properties have been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with these properties. Unless required by applicable laws or regulations, the Company may not further investigate, remedy or ameliorate any liabilities disclosed in the Phase I assessments.

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

Americans With Disabilities Act

The Company’s properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of the Company’s properties where such removal is readily achievable. While it has not conducted a formal audit or investigation of its compliance with the ADA, the Company believes that its operating properties are in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and the Company will continue to assess its properties and make alterations as appropriate in this respect.

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio, which includes coverage for riots, terrorism, earthquakes, acts of God and floods. The Company has policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company’s management, the properties in its portfolio are currently adequately insured. See “Item 1A.—Risk Factors—Risks Related to the Company’s Business and Operations—Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.” Some risks to the Company’s properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of the Company’s losses.

Employees

As of December 31, 2011, the Company had 91 full-time employees, with approximately 65 percent located at its various data centers in: Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey; Santa Clara, California; and the remainder located in Washington, D.C. at its corporate headquarters. The Company believes its relations with its employees are good.

Offices

The Company’s headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and the Company’s phone number is (202) 728-0044. As of December 31, 2011, the Company leased approximately 9,337 square feet of office space in this building. The Company believes its current offices are adequate for its current operations.

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

Risks Related to Our Business and Operations

We face significant competition and may be unable to lease available space at four data centers recently placed into service which could have a material adverse effect on us, including our business, results of operations and growth prospects.

We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential tenants, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities, including Digital Realty Trust, Inc. and CoreSite Realty Corporation, as well as various privately held companies and local developers. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates.

We recently placed into service four data centers—NJ1 Phase I, ACC6 Phase I, SC1 Phase I and CH1 Phase II—and we are focused in 2012 on leasing available space at these data centers. Our leasing efforts at NJ1 to date have been slower than anticipated. Our ability to lease available space at NJ1 and the other data centers recently placed into service depends on many factors. Our experience to date indicates that it is more difficult and may take more time to lease up a data center in a new market, such as NJ1, than a market in which we already have an established presence. We may be unable to lease available space at the four data centers recently placed into service at net effective rental rates equal to or above our current average net effective rental rates. If we are unable to lease available space at the four data centers we recently placed into service on a timely basis or at net effective rental rates that are favorable, it could have a material adverse effect on us, including our business, results of operations and growth prospects.

Any decrease in the demand for data centers, including resulting from a downturn in the technology industry, could materially adversely affect our business, results of operations and financial condition.

Our portfolio of properties consists entirely of wholesale data centers leased primarily by technology companies. A decline in the technology industry could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the technology industry such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business, results of operations and financial condition.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our business, results of operations and financial condition.

Some of our tenants, including Yahoo!, Microsoft and Facebook, have developed or have announced plans to develop their own data center facilities. Other tenants with their own existing data centers may choose to expand their data centers in the future. In the event that any of our key tenants were to develop or expand their data centers, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2011, our three largest tenants, Yahoo!, Microsoft and Facebook, collectively accounted for 55% of our annualized base rent, and the loss of any such tenant or any other significant tenant could have a materially adverse effect on us, including our business, results of operations and financial condition.

Any of our tenants could experience a downturn in their businesses, which in turn could result in their inability or failure to make timely rental payments under their leases with us. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. These risks would be particularly significant if one of our three largest tenants were to default under their leases. Also, some of our largest tenants may compete with one another in various aspects of their businesses. The competitive pressures on our tenants may have a negative impact on our operations.

In addition, if one or more of our significant tenants fail to renew their leases with us and we could not find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future lease expirations, could have a material adverse effect on our business. For example, Yahoo! has decided not to renew one lease with us in our VA3 data center facility that expires on April 30, 2012. This space represents approximately 19% of the data center space that Yahoo! currently leases from us and approximately 3% of our annualized base rent. There is no assurance that we will be able to re-lease this space at a competitive rate or at all.

Any adverse developments in the economic or regulatory environment of our four markets—Northern Virginia, suburban Chicago, Illinois, Northern New Jersey and Santa Clara, California may materially adversely affect our business and operating results.

Our current portfolio of operating data center facilities is located in only four markets—Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of those markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with governmental regulations or increased regulation. In addition, other markets in the United States could become more attractive for developers, operators and tenants of data center facilities based on favorable costs to construct or operate data center facilities in those markets. For example, some states have created tax incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from the Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California regulatory or business environment, could materially adversely impact our business, results of operations and financial condition.

Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permitting or environmental regulations may delay or preclude the construction of our data centers, thereby materially adversely affecting our business, results of operations and financial condition.

For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited too, risks related to financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of an applicable entitlement or permit, including zoning, land use, environmental, emissions or other related permits would impact our plans for future development adversely. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, that are applicable to us could delay or preclude our ability to construct or operate our data center facilities, which would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.

We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in them and any extended vacancies could have a material adverse effect on us, including our business, results of operations and financial condition.

We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in them—known as developing “on speculation.” This type of development involves the risk that we will be unable to attract tenants to the properties that we are developing on a timely basis or at all. Once development of a data center facility is complete, we incur a certain amount of operating expenses even if there are no tenants occupying any space. In addition, each tenant reimburses us only for its pro rata share of a facility’s operating expenses under our triple net leasing structure. Consequently, if any of our properties have significant vacancies for an extended period of time, our business and financial condition could be materially adversely affected.

The loss of access to key third-party technical service providers and suppliers could materially adversely affect our current and any future development projects.

Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and great demand, such as engineering firms and construction contractors capable of developing our properties, and to key suppliers of electrical and mechanical equipment that complement the design of our data center facilities. For any future development projects, we will continue to rely on these personnel and suppliers to develop wholesale data centers. Competition for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to the key service providers and equipment suppliers on which we rely which could materially adversely affect our current and any future development projects.

We are dependent upon third-party suppliers for power and certain other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers. In addition, our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of an outage exceeds the time that the fuel stored on-site can power our backup engine generators, we would be dependent on the regular delivery of diesel fuel to our sites. If we are not able to operate any of our data centers during an outage with our backup engine generators, our customers, reputation and business would be harmed.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. Increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.

We depend on third parties to provide Internet connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our business, results of operations and financial condition.

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

Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our business, results of operations and financial condition.

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

Certain of our leases include restrictions on the sale of our properties to third parties, which could have a material adverse effect on us, including our business, results of operations and financial condition.

Certain of our leases give the tenant a right of first refusal to purchase certain properties if we propose to sell those properties to a third party or prohibit us from selling certain properties to a third party that is a competitor of the tenant. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our business, financial condition and results of operations.

The bankruptcy or insolvency of a major tenant would have a material adverse impact on us, including our business, results of operations and financial condition.

The bankruptcy or insolvency of a major tenant would materially adversely affect our business and the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our business, including our revenue and cash available for distribution to our stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.

Future consolidation in the technology industry could materially adversely affect our business, results of operations and financial condition by eliminating some of our potential tenants and could make us more dependent on a more limited number of tenants.

Mergers or consolidations of technology companies in the future could reduce the number of our tenants and potential tenants. If our tenants merge with or are acquired by other entities that are not our tenants, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.

The data center market is characterized by evolving industry standards and changing tenant demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our power and cooling systems could have a material adverse effect on our business, results of operations and financial condition.

Our properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.

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

Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part. Any impairment charge would materially adversely affect our business, results of operations and financial condition.

We review our properties for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from a property. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If the total of the expected undiscounted future cash flows is less than the carrying amount of a property, a loss is recognized for the difference between the fair value and carrying value of the property. The evaluation of anticipated cash flows requires a significant amount of judgment regarding assumptions that could differ materially from actual results in future periods, including assumptions regarding future occupancy, rental rates and capital requirements. Any impairment charge would materially adversely affect our business, financial condition and results of operations.

Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.

We carry comprehensive liability, fire, earthquake, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. These events would materially adversely affect our business, financial condition and results of operations.

We could become subject to liability for failure to comply with environmental and other laws and regulations.

We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Business—Regulation—Environmental Matters”). If we or our tenants fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our business, results of operations and financial condition.

We may be adversely affected by regulations related to climate change.

If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. The U.S. Environmental Protection Agency and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known adverse effects on our business to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including capital expenditures for environmental control facilities and other new equipment. Our reputation could be negatively affected if we violate climate change laws or regulations.

Hedging transactions may limit our gains or result in material losses.

We use derivatives to hedge other liabilities of ours from time to time, although, as of December 31, 2011, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

•	counterparties to a hedging arrangement defaulting on their obligations;

•	paying certain fees, such as transaction or brokerage fees; and.

•	incurring costs if we elect to terminate a hedging agreement early.

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

The departure of any key personnel, including Mr. Fateh, who has developed significant relationships with many of our tenants (including with leading technology companies), could have a material adverse impact on us, including our business, results of operations and financial condition.

We depend on the efforts of key personnel, particularly Mr. Fateh, our President and Chief Executive Officer and a member of our board. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Mr. Fateh to build our credibility in a highly specialized industry. If we lost his services, our business and investment opportunities and our relationships with existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished, which could materially adversely affect our results of operations. This risk may be even more pronounced given the terms of certain of our debt instruments. See “Risks Related to Our Debt Financing—We may be unable to satisfy our debt obligations upon a change of control of us.”

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

Illiquidity of real estate investments and the terms of certain of our leases could significantly impede our ability to respond to adverse changes in the performance of our properties, which could materially adversely affect our business, results of operations and financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio to raise cash in response to adverse changes in the performance of such properties may be limited and thus could materially adversely affect our financial condition.

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

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination, which could have a materially adverse effect on our business, results of operations and financial condition.

Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of some or our properties—including previous owners of sites where our CH1, NJ1, SC1 and SC2 facilities are located and the undeveloped land for our ACC8 and SC2 facilities—used these properties for industrial and retail purposes. As a result, these properties may (and in the case of the NJ1 property, did) contain some level of environmental contamination (See “Business—Regulation—Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which is critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.

As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our property, which could have a materially adverse effect on our business, results of operations and financial condition.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our business, results of operations and financial condition.

Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our business, financial condition and results of operations could be materially adversely affected.

We may incur significant costs complying with other regulations, which could materially adversely affect our business, results of operations and financial condition.

The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Debt and Preferred Stock Financing

We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.

The cash that we used for the development of data center facilities exceeded the cash provided by our operating activities in each of the last four years. Our operating activities are not expected to generate sufficient cash to provide the capital necessary to construct the second phases of our ACC6, NJ1 and SC1 data center facilities, to develop the land that we hold for future data center development or to refinance our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

•	general business conditions;

•	financial market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected earnings and cash flow; and

•	the market price of our common stock.

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

We have significant outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of these securities, and exposes us to the risk of default under the terms of these securities.

As of December 31, 2011, our total consolidated indebtedness was $714.8 million, which exceeds the total of our cash on hand at December 31, 2011 and our annual cash flows from operating activities for 2011. As of December 31, 2011, we also had outstanding, in the aggregate, $286.3 million of Series A Preferred Stock and Series B Preferred Stock, and in January 2012, we issued an additional $65.0 million of Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

The terms of our outstanding indebtedness and preferred stock provide for significant principal, interest and dividend payments in 2012, including:

•	$5.2 million of principal on the term loan secured by our ACC5 and ACC6 data center facilities;

•	$52.1 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$27.0 million of preferred stock dividends.

Our ability to meet these and the ongoing payment obligations of these securities depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, and the fixed charge obligations under our outstanding preferred stock, could have significant adverse consequences, including the following:

•	make it more difficult for us to satisfy our obligations;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	limit our ability to refinance our indebtedness at maturity or impose refinancing terms that may be less favorable than the terms of the original indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on obligations under our outstanding indebtedness and preferred stock, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Code;

•	cause us to violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	cause us to default on our obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;

•	force us to dispose of one or more of its properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; and

•

limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in its business and industry, thereby limiting our ability to compete effectively or operate successfully.

If any one of these events was to occur, our business, results of operations and financial condition would be materially adversely affected.

The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities, which could materially adversely affect our business, results of operations and financial condition.

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

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we would be in default under the applicable debt instrument, which in turn could trigger defaults under our other debt instruments, which could result in the maturities of all of our debt obligations being accelerated and would have a material adverse effect on us, including our business, results of operations and financial condition.

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

Two of our income producing data center properties—ACC5 and ACC6—serve as collateral under an existing credit agreement. This credit agreement limits our ability to sell these properties. The indenture that governs our senior notes and the credit agreement that governs our unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.

Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.

The obligations under one of our credit agreements—with an outstanding principal balance at December 31, 2011 of $144.8 million—is secured by our ACC5 and ACC6 data center facilities. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.

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

The credit markets continue to experience significant price volatility, dislocations and liquidity disruptions, the concern of which has led many lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Continued uncertainty in these markets may affect our ability to obtain debt financing at all or on terms favorable or acceptable to us. These events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. Our inability to secure additional financing may impede our ability to initiate new development projects. Disruptions in the financial markets could have a material adverse effect on us, including our business, results of operations and our financial condition.

We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under the credit agreement secured by our ACC5 and ACC6 data center facilities, if we experience a change of control, as defined in the credit agreement, the lenders have the right to accelerate the maturity of the loan. Under our senior notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreement that governs our unsecured revolving credit facility, if we experience a change of control, as defined in the credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Under the credit agreement secured by our ACC5 and ACC6 data center facilities, we are deemed to have experienced a change of control if Mr. Fateh ceases to be one of our senior management executives and a comparable, competent and experienced successor senior management executive has not been approved by the lenders within 150 days of such event. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.

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

Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of OP units than on DFT’s stockholders. The parties that contributed properties to the Operating Partnership may incur tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to DFT and its stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. Although DFT has exclusive authority as general partner under the partnership agreement of the Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of DFT’s board of directors, and DFT’s ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreements that DFT entered into upon completion of its initial public offering. Certain of DFT’s directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of its stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.

Messrs. du Pont and Fateh have the right to hold a significant percentage of DFT’s stock. DFT’s charter generally authorizes its directors to take such actions as are necessary and desirable to preserve DFT’s qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive and 3.3% of its outstanding capital stock by value. DFT’s board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize its status as a REIT. In addition, DFT’s charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT’s common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT’s outstanding capital stock by value, and that Mr. Fateh, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT’s common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT’s outstanding capital stock by value. These exemptions from the general ownership limits give Messrs. du Pont and Fateh the ability to own a combined interest in DFT’s stock equal to 40.0% of DFT’s shares outstanding. In addition, pursuant to their employment agreements, each of Messrs. du Pont and Fateh, if he holds at least 9.8% of our outstanding shares on a fully diluted basis, will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Messrs. du Pont and Fateh to exercise, individually or in concert, a substantial degree of control over DFT’s affairs even if they are no longer executive officers.

Messrs. Du Pont and Fateh have significant influence over our affairs. As of December 31, 2011, Messrs. du Pont and Fateh, owned an aggregate of approximately 0.3% of DFT’s common stock (including shares of unvested restricted common stock) and approximately 35.6% of the OP units (not including those units held by DFT), equal to approximately 8.5% of DFT’s common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT’s other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT’s stockholders. If our senior management team exercises their redemption rights with respect to their OP units and DFT issues common stock in exchange thereof, our senior management team’s influence over our affairs would increase substantially.

Mr. Fateh has outside business interests that could require time and attention and may interfere with his ability to devote time to our business and affairs. Under the terms of our employment agreement with Mr. Fateh, he has agreed to devote substantially all of his business attention and time to our affairs. However, he owns interests in non-data center real estate assets, including, among other investments, the office building where our corporate headquarters is located, and undeveloped land located in Northern Virginia. Mr. Fateh has agreed, for the terms of his employment with us, not to sell any of this land to a competitor of our Company, as determined by at least 75% of our independent directors. Any purchase by us of the undeveloped land held by Mr. Fateh would require the approval of at least 75% of our independent directors.

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

DFT could increase the number of authorized shares of stock and issue stock without stockholder approval. DFT’s charter authorizes its board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of DFT’s common stock or preferred stock and to classify or reclassify any unissued shares of its common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. DFT’s board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for its common stock or otherwise be in the best interest of its stockholders. For instance, under the terms of our Series A Preferred Stock, if, following a change of control of DFT, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ, holders would be entitled to receive dividends at an increased rate of 11.875%.

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

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. For example, in March 2011, we sold 4.1 million shares of Series B Preferred Stock and in January 2012, we sold an additional 2.6 million shares of Series B Preferred Stock, each in underwritten public offerings. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders’ equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

DFT is a real estate investment trust, or REIT, for federal income tax purposes. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. In addition, any new laws, Treasury regulations, interpretations, or court decisions could change the federal income tax laws or the federal income tax consequences of DFT’s qualification and taxation as a REIT. As a result, no assurance can be provided that DFT will continue to qualify as a REIT or that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, DFT’s qualification and taxation as a REIT. If DFT were to lose its REIT status, the tax consequences could reduce its cash available for distribution to its stockholders substantially for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like DFT, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect DFT’s ability to qualify as a REIT. In order to continue to qualify as a REIT, DFT must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its stock ownership. Also, DFT must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income,” excluding net capital gains. In addition, legislation, new Treasury regulations, administrative interpretations or court decisions may materially adversely affect our investors, DFT’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Failure to qualify as a domestically-controlled REIT could subject DFT’s non-U.S. stockholders to adverse federal income tax consequences.

DFT will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by non-U.S. stockholders. Because its shares of common stock are publicly traded, DFT cannot guarantee that it will, in fact, be a domestically-controlled REIT. If DFT fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of DFT’s shares of common stock would be subject to taxation upon such a sale if either (a) the shares of common stock were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares of common stock were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock at any time during specified testing periods. If gain on the sale or exchange of DFT’s shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

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

In connection with our formation transactions and October 2007 initial public offering, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Messrs. du Pont and Fateh and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, VA3, VA4 or CH1 in a taxable transaction through the year 2017, we will indemnify these partners for their tax liabilities (in varying amounts, depending on the year in which the disposition occurs) attributable to the built-in gain that exists with respect to such property interest as of the time of our October 2007 initial public offering (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of the Company’s common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 23, 2012, the Company had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2011
First Quarter	$24.42	$20.72	$0.12
Second Quarter	$26.14	$22.85	$0.12
Third Quarter	$26.60	$19.50	$0.12
Fourth Quarter	$24.45	$19.22	$0.12

2010
First Quarter	$23.27	$15.96	$0.08
Second Quarter	$27.46	$21.76	$0.12
Third Quarter	$26.89	$23.09	$0.12
Fourth Quarter	$26.07	$20.10	$0.12

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its registered equity securities during the quarter ended December 31, 2011.

Unregistered Sales of Equity Securities

During 2011, the Company issued 4.1 million shares of Series B Preferred Stock in an underwritten equity offering, which preferred shares are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Operating Partnership issued to the Company an equal number of preferred units for the same price at which the shares of Series B Preferred Stock were sold, in a transaction that was not registered under the Act in reliance on Section 4(2) of the Act due to the fact that the preferred units were issued only to the Company and therefore, did not involve a public offering. Accordingly, during 2011, the Operating Partnership issued an aggregate of 4.1 million preferred units to the Company for the shares of Series B Preferred Stock issued in the equity offering of which 3.6 million shares were issued on March 8, 2011 and 450,000 shares were issued on March 14, 2011, for approximately $97 million.

The Company from time to time issues common shares pursuant to its equity compensation plans and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time the Company issues common shares as described above, the Operating Partnership issues to the Company, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that common units were issued only to the Company and therefore, did not involve a public offering. During 2011, the Operating Partnership issued 3,187,039 common units to the Company in connection with such redemptions and the issuances pursuant to the Company’s equity compensation plans, for approximately $67 million.

The following table sets forth, for the year ended December 31, 2011, the securities authorized for issuance under DFT’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,902,843	$13.60	6,281,722

Total	1,902,843	$13.60	6,281,722

Performance Graph

The following line graph sets forth, for the period from October 18, 2007 (the date of the Company’s initial public offering) through December 31, 2011, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on October 18, 2007 in shares of the Company’s common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s common stock will continue in line with the same or similar trends depicted in the graph below.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2011, owned 76.7% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.

The Company is a leading owner, developer, operator and manager of wholesale data centers. The Company’s data centers are highly specialized, secure facilities used by its tenants—primarily national and international technology companies, including Microsoft, Yahoo!, Facebook and Google—to house, power and cool the computer servers that support many of their most critical business processes. The Company leases the raised square feet and available power of each of its facilities to its tenants under long-term triple-net leases, which generally contain annual rental increases. The phrase “wholesale data center,” or “wholesale infrastructure,” refers to specialized real estate assets consisting of large-scale data center facilities provided to tenants under long-term leases.

The Company completed its initial public offering, or IPO, on October 24, 2007. The IPO resulted in the sale of 35,075,000 common shares, generating net proceeds of $676.9 million.

Prior to August 7, 2007, each of the Company’s initial properties, or data centers, was directly owned by a single-property entity. To facilitate the closing of a credit facility on August 7, 2007 and in contemplation of the IPO, the Company combined the membership interests in the entities that hold interests in VA3, VA4, ACC2, ACC3 and CH1 into one holding company, Safari Ventures LLC (“Safari”), in order for those membership interests and certain of those properties to serve as collateral for the credit facility. Following the closing of the credit facility, each of the former members of the property-holding entities held a direct or indirect equity interest in Safari. Safari made borrowings under the Credit Facility to purchase land in Ashburn, Virginia that is being used for the development of ACC5 and ACC6. For accounting purposes, Quill Ventures LLC, the entity that owns ACC3, was determined to be the accounting acquirer (the “Predecessor”) in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), in the Safari transaction, and ACC2, VA3, VA4 and CH1 were determined to be the “Acquired Properties”. The financial position and results of operations of the Predecessor are presented on a historical cost basis and the contribution of the interests of ACC2, VA3, VA4 and CH1 has been recorded at their estimated fair value. Subsequent to August 6, 2007, Safari is the accounting predecessor of the Company, resulting in the recording of the financial position and results of operations of Safari at historical cost basis at the IPO. Safari was merged into the Operating Partnership on December 30, 2009, with the Operating Partnership being the surviving entity. The merger resulted in the termination of Safari.

The Company also acquired as part of the IPO formation transactions on October 24, 2007, a data center known as ACC4, land held for the development of a data center in Ashburn, Virginia (ACC7), land held for development of a data center in Piscataway, New Jersey (NJ1), a contract to acquire land in Santa Clara, California and property management, development, leasing, asset management and technical services agreements and arrangements for all of the Company’s properties from entities affiliated with Lammot J. du Pont, the Chairman of the Company’s board of directors, and Hossein Fateh, the Company’s President and Chief Executive Officer. The contribution of the interests of ACC4 and the two undeveloped parcels of land were recorded at their estimated fair value.

Prior to August 7, 2007, operating results are presented for the Predecessor. Operating results for the Acquired Properties are only reflected for the period subsequent to August 7, 2007. Subsequent to October 24, 2007, operating results are presented for the Company, which includes the Predecessor, the Acquired Properties, ACC4, NJ1 and ACC7 and the other formation transactions.

The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)

	DFT					The Predecessor
	Year ended December 31,				October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007
	2011	2010	2009	2008
Statement of Operations:
Revenues:
Total revenues	$287,441	$242,541	$200,282	$173,664	$25,871	$35,403

Expenses:
Property operating costs	80,351	67,033	62,911	50,918	7,516	10,317
Real estate taxes and insurance	6,392	5,281	5,291	3,986	539	669
Management fees	—	—	—	—	—	1,772
Depreciation and amortization	75,070	62,483	56,701	50,703	8,896	8,419
General and administrative	15,955	14,743	13,358	10,568	17,013	250
Acquisition of service agreements	—	—	—	—	176,526	—
Other expenses	1,137	7,124	11,485	9,003	530	—

Total expenses	178,905	156,664	149,746	125,178	211,020	21,427

Operating income (loss)	108,536	85,877	50,536	48,486	(185,149)	13,976
Interest income	486	1,074	381	308	132	280
Interest:
Expense incurred	(27,096)	(36,746)	(25,462)	(10,852)	(1,301)	(13,480)
Amortization of deferred financing costs	(2,446)	(6,497)	(8,854)	(1,782)	(230)	(2,395)
Loss on discontinuance of cash flow hedge	—	—	(13,715)	—	—	—

Net income (loss)	79,480	43,708	2,886	36,160	(186,548)	(1,619)
Net (income) loss attributable to redeemable noncontrolling interests—operating partnership	(14,505)	(13,261)	(1,133)	(17,078)	87,242	—

Net income (loss) attributable to controlling interests	64,975	30,447	1,753	19,082	(99,306)	(1,619)
Preferred stock dividends	(20,874)	(3,157)	—	—	—	—

Net income (loss) attributable to common shares	$44,101	$27,290	$1,753	$19,082	$(99,306)	$(1,619)

Earnings per share—basic:
Net income (loss) attributable to common shares	$0.71	$0.51	$0.04	$0.54	$(2.80)	N/A

Weighted average common shares outstanding	61,241,520	52,800,712	39,938,225	35,428,521	35,382,404	N/A

Earnings per share—diluted:
Net income (loss) attributable to common shares	$0.71	$0.51	$0.04	$0.54	$(2.80)	N/A

Weighted average common shares outstanding	62,303,905	54,092,703	40,636,035	35,428,521	35,382,404	N/A

Dividends declared per common share	$0.48	$0.44	$0.08	$0.5625	$0.15	N/A

	DFT
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Net real estate	$2,265,136	$1,994,635	$1,697,544	$1,701,059	$1,356,445
Total assets	2,491,371	2,397,451	2,023,045	1,864,763	1,454,155
Line of credit	20,000	—	—	233,424	—
Mortgage notes payable	144,800	150,000	348,500	433,395	296,719
Unsecured notes payable	550,000	550,000	550,000	—	—
Redeemable noncontrolling interests—operating partnership	461,739	466,823	448,811	484,768	610,781
Preferred stock	286,250	185,000	—	—	—
Stockholders’ equity and members’ equity	1,207,135	1,080,258	605,441	552,169	436,894

	DFT					The Predecessor
	Year ended December 31,				October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007
	2011	2010	2009	2008
Other Data:
Funds from operations (1)
Net income (loss)	$79,480	$43,708	$2,886	$36,160	$(186,548)	$(1,619)
Depreciation and amortization	75,070	62,483	56,701	50,703	8,896	8,419
Less: Non real estate depreciation and amortization	(862)	(642)	(496)	(267)	(16)	—

FFO	$153,688	$105,549	$59,091	$86,596	$(177,668)	$6,800

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company also presents FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

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

DuPont Fabros Technology, L.P. (The “Operating Partnership”)

	The Operating Partnership					The Predecessor
	Year ended December 31,				October 24, 2007 (IPO) to December 31, 2007	January 1, 2007 to October 23, 2007
	2011	2010	2009	2008
Statement of Operations:
Revenues:
Total revenues	$287,441	$242,541	$200,282	$173,664	$25,871	$35,403

Expenses:
Property operating costs	80,351	67,033	62,911	50,918	7,516	10,317
Real estate taxes and insurance	6,392	5,281	5,291	3,986	539	669
Management fees	—	—	—	—	—	1,772
Depreciation and amortization	75,070	62,483	56,701	50,703	8,896	8,419
General and administrative	15,955	14,743	13,358	10,568	17,013	250
Acquisition of service agreements	—	—	—	—	176,526	—
Other expenses	1,137	7,124	11,485	9,003	530	—

Total expenses	178,905	156,664	149,746	125,178	211,020	21,427

Operating income (loss)	108,536	85,877	50,536	48,486	(185,149)	13,976
Interest income	486	1,074	381	308	132	280
Interest:
Expense incurred	(27,096)	(36,746)	(25,462)	(10,852)	(1,301)	(13,480)
Amortization of deferred financing costs	(2,446)	(6,497)	(8,854)	(1,782)	(230)	(2,395)
Loss on discontinuance of cash flow hedge	—	—	(13,715)	—	—	—

Net income (loss)	79,480	43,708	2,886	36,160	(186,548)	(1,619)
Net (income) loss attributable to noncontrolling interests	—	—	32	(214)	(56)	—

Net income (loss) attributable to controlling interests	79,480	43,708	2,918	35,946	(186,604)	(1,619)
Preferred unit distributions	(20,874)	(3,157)	—	—	—	—

Net income (loss) attributable to common units	$58,606	$40,551	$2,918	$35,946	$(186,604)	$(1,619)

Earnings per unit—basic:
Net income (loss) attributable to common units	$0.71	$0.53	$0.04	$0.54	$(2.80)	N/A

Weighted average common units outstanding	81,387,042	75,793,868	66,652,771	66,590,792	66,544,675	N/A

Earnings per unit—diluted:
Net income (loss) attributable to common units	$0.71	$0.53	$0.04	$0.54	$(2.80)	N/A

Weighted average common units outstanding	82,449,427	77,085,859	67,350,581	66,590,792	66,616,104	N/A

Distributions declared per common unit	$0.48	$0.44	$0.08	$0.5625	$0.15	N/A

	The Operating Partnership
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Net real estate	$2,265,136	$1,994,635	$1,697,544	$1,701,059	$1,356,445
Total assets	2,487,066	2,392,929	2,018,354	1,864,763	1,454,155
Line of credit	20,000	—	—	233,424	—
Mortgage notes payable	144,800	150,000	348,500	433,395	296,719
Unsecured notes payable	550,000	550,000	550,000	—	—
Redeemable partnership units	461,739	466,823	448,811	484,768	610,781
Preferred stock	286,250	185,000	—	—	—
Partners’ capital and members’ equity	1,202,830	1,075,736	600,750	552,169	436,894

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2011, owned 76.7% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

As of December 31, 2011, the Company owns and operates ten data centers, seven of which are located in Northern Virginia, one of which is located in suburban Chicago, Illinois, one of which is located in Piscataway, New Jersey and one of which is located in Santa Clara, California. The Company’s ACC6 data center in Northern Virginia was placed in service on September 1, 2011, and on October 1, 2011, the Company placed its SC1 data center into service in Santa Clara, California. The Company placed CH1 Phase II into service on February 1, 2012. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the its growing portfolio.

The following tables present the Company’s operating properties and development projects as of December 31, 2011:

Operating Properties

As of December 31, 2011

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal—stabilized			1,712,000	840,000	137.9	99%	99%
Completed not Stabilized
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	34%	34%
ACC6 Phase I	Ashburn, VA	2011	131,000	66,000	13.0	8%	8%
SC1 Phase I (6)	Santa Clara, CA	2011	180,000	88,000	18.2	13%	13%

Subtotal—non-stabilized			491,000	242,000	49.4	19%	19%

Total Operating Properties			2,203,000	1,082,000	187.3	79%	79%

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.

(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of December 31, 2011 represent $192 million of base rent on a straight-line basis and $190 million on a cash basis over the next twelve months. This excludes contractual management fees and approximately $3 million net amortization increase in revenue of above and below market leases.
(6)	As of February 7, 2012, SC1 Phase I is 25% leased and commenced.

Development Projects

As of December 31, 2011

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-Leased
Current Development Projects
CH1 Phase II (6)	Elk Grove Village, IL	200,000	109,000	18.2	$190,000-192,000	$178,361	79%

Future Development Projects/Phases
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,217
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,104
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0		26,085

		491,000	242,000	49.4		126,406

Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,052
ACC8	Ashburn, VA	100,000	50,000	10.4		3,705
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		2,087

		760,000	397,000	83.2		15,844

Total		1,451,000	748,000	150.8		$320,611

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.
(5)	Amount capitalized as of December 31, 2011. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.
(6)	Placed in service on February 1, 2012 with 57% of leases commencing.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. In 2011, the Company executed 14 leases and pre-leases representing 24.92 MW of critical load and 133,716 raised square feet of space with an average lease term of 7.9 years. In the third quarter of 2011, the Company also renewed for an additional eight years a lease for 9.6 MW of critical load and 90,000 raised square feet which now expires in 1.6 MW increments in 2020 through 2025.

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance—commonly referred to as a triple net lease. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company’s leases provide for annual rent increases, generally at a rate of 3% or a function of the consumer price index.

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term was approximately 6.6 years as of December 31, 2011. Although less than 10% of the Company’s leases—in terms of annualized base rent – are scheduled to expire through 2014, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. Changes in the conditions of any of the markets in which the Company’s operating properties are located will impact the overall performance of the Company’s current and future operating properties and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry.

The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in four of its operating properties that were recently placed into service—ACC6 Phase I, NJ1 Phase I, SC1 Phase I and CH1 Phase II. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. Recently, there appears to be increased pricing pressure in some of the markets in which we compete, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates that the Company can obtain as it pursues leasing available space at the four properties we recently placed into service. The returns on the Company’s investments it has achieved to date would be impacted negatively if it is unable to lease vacant space at net effective rental rates equal to or above its current average net effective rental rates.

The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing for signing and commencing leases for available space. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company—NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California.

Our three largest tenants comprised 55% of our annualized base rent as of December 31, 2011, and none of our three largest tenants’ leases have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.

The Company’s second largest tenant, Yahoo!, comprising 18.3% of the Company’s annualized base rent as of December 31, 2011, with lease expirations ranging from 2012 to 2019, informed the Company in June 2011 that it will not renew one of its leases comprising 3.2% of the Company’s consolidated annualized base rent as of December 31, 2011. This lease will expire on April 30, 2012 and the Company is actively marketing this space. This tenant’s next lease is scheduled to expire in the third quarter of 2015 and a third lease is scheduled to expire ratably in equal amounts in 2017, 2018 and 2019.

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

Results of Operations

This Annual Report on Form 10-K contains stand-alone audited and unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned 76.7% of the common economic interests in the Operating Partnership, of which approximately 1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except for net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Revenue. Operating revenue for the year ended December 31, 2011 was $287.4 million. This includes base rent of $193.9 million, tenant recoveries of $91.2 million, which includes our property management fee, and other revenue of $2.3 million. This compares to revenue of $242.5 million for the year ended December 31, 2010. The increase of $44.9 million, or 18.5%, was due to additional rent from the commencement of leases at ACC5 Phase II, CH1 Phase I and NJ1 Phase I, and the opening of ACC6 Phase I in September 2011 and SC1 Phase I in October 2011, partially offset by a decrease in other revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects.

Operating Expenses. Operating expenses for the year ended December 31, 2011 were $178.9 million, compared to $156.7 million for the year ended December 31, 2010. The increase of $22.2 million, or 14.2%, was due to the following: $14.4 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010, the opening of ACC6 Phase I in September 2011 and SC1 Phase I in October 2011; $12.6 million increase from depreciation and amortization from ACC5 Phase II, NJ1 Phase I, ACC6 Phase I and SC1 Phase I; a $1.2 million increase in general and administrative expense primarily for compensation partially offset by a reduction of other expense of $6.0 million due to a lower volume of a la carte projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2011 was $29.5 million compared to interest expense of $43.2 million for the year ended December 31, 2010. Included in interest in 2010 is $2.5 million for the write-off of deferred financing costs for debt retired in 2010. Total interest incurred for the year ended December 31, 2011 was $57.9 million, of which $28.4 million was capitalized, compared to total interest incurred of $69.6 million in 2010, of which $26.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company’s Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan and lower interest rates on the ACC5 Term Loan. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%.

Net Income Attributable to Redeemable Noncontrolling Interests—Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests—operating partnership for the year ended December 31, 2011 was $14.5 million compared to $13.3 million for the year ended December 31, 2010. The increase of $1.2 million was due to higher net income partially offset by a lower allocation of net income to redeemable noncontrolling interests due to the redemption of 2.9 million OP units in 2011.

Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2011 was $44.1 million as compared to $27.3 million for the year ended December 31, 2010. The increase of $16.8 million was primarily due to higher operating income from new leases commencing and lower interest expense, described above, partially offset by an increase of $17.7 million of the preferred stock dividends due to issuance of $185.0 million of 7.875% Series A Preferred Stock in October 2010 and $ 101.3 million of the 7.625% Series B Preferred Stock in March 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Revenue. Operating revenue for the year ended December 31, 2010 was $242.5 million. This includes base rent of $154.9 million, tenant recoveries of $78.4 million, which includes our property management fee, and other revenue of $9.2 million, primarily from a la carte projects for our tenants performed by our TRS. This compares to revenue of $200.3 million for the year ended December 31, 2009. The increase of $42.2 million, or 21%, was due to the lease-up of CH1 Phase I and ACC5 Phase I, and the opening of ACC5 Phase II and NJ1 Phase I in November 2010, partially offset by a decrease in revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects. Also offsetting the increase in revenue is a $5.1 million reduction in 2010 due to energy costs savings from the Company’s participation in load management and rate setting programs. These energy savings, while a reduction of revenue to the Company, represent a direct reduction of property operating costs as well, due to the triple net lease structure in place with tenants.

Operating Expenses. Operating expenses for the year ended December 31, 2010 were $156.7 million compared to $149.7 million for the year ended December 31, 2009. The increase of $7.0 million, or 5%, was primarily due to the following: $4.1 million of increased operating costs as ACC4, CH1 Phase I and ACC5 Phase I matured in their operations and ACC5 Phase II and NJ1 Phase I were opened in November 2010, which was partially offset by the decrease in energy costs discussed above, $5.8 million increase of depreciation and amortization resulting from a full year of depreciation and amortization of ACC5 Phase I and two months of depreciation and amortization in 2010 from ACC5 Phase II and NJ1 Phase I, $1.4 million of increased general and administrative expenses primarily for compensation partially offset by a decrease of $4.4 million of other expenses for non-recurring tenant projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2010 was $43.2 million compared to interest expense of $34.3 million for the year ended December 31, 2009. Included in interest in 2010 is $2.5 million for the write-off of deferred financing costs for debt retired in 2010 as compared to $3.9 million in 2009. Total interest incurred for the year ended December 31,

2010 was $69.6 million, of which $26.4 million was capitalized, as compared total interest incurred of $41.3 million for the year ending December 31, 2009, of which $7.0 million was capitalized. The increase in total interest incurred period over period was primarily due to higher overall debt balances following the unsecured senior notes offering in 2009. Interest capitalized increased period over period as the Company had four projects under development in 2010 as compared to one project under development in 2009.

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

Net Income Attributable to Redeemable Noncontrolling Interests—Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests—operating partnership for the year ended December 31, 2010 was $13.3 million compared to $1.1 million for the year ended December 31, 2009. The decrease of $12.2 million was due to lower net income and a lower allocation of net income to redeemable noncontrolling interests due to the redemption of 3.3 million OP units in 2010.

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

Liquidity and Capital Resources

Discussion of Cash Flows

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2011 was a $4.3 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Net cash provided by operating activities increased by $48.4 million, or 63.1%, to $125.1 million for the year ended December 31, 2011, as compared to $76.7 million for 2010. The increase is primarily due to new leases commencing at CH1 Phase I and ACC5 since the first quarter of 2010 and lower interest expense.

Net cash used in investing activities increased by $236.7 million, or 152.7%, to $391.7 million for the year ended December 31, 2011 compared to $155.0 million for 2010. This increase primarily consisted of expenditures for projects under development. Development-related expenditures were $351.1 million for the year ended December 31, 2011 which is an increase by $85.9 million year over year. Also, interest capitalized for real estate under development increased by $1.8 million year over year to $27.0 million for the year ended December 31, 2011. The Company expects development-related expenditures and capitalized interest to decrease significantly in 2012 as the Company does not currently have any developments in process since CH1 Phase II was placed in service on February 1, 2012. The Company also acquired 23 acres of land held for future development at a cost of $9.5 million during 2011. Expenditures for improvements to real estate were $3.8 million in the year ended December 31, 2011 which compared to $3.0 million in 2010. In addition during the year ended December 31, 2010, the Company redeemed $199.0 million in marketable securities held to maturity and purchased $60.0 million of these securities. The Company had no redemptions or purchases of marketable securities during the year ended December 31, 2011.

Net cash provided by financing activities decreased by $212.9 million to $54.1 million for the year ended December 31, 2011 compared to $267.0 million for 2010. Cash provided by financing activities for 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and $20.0 million of borrowings under the revolving credit facility partially offset by $58.6 million paid for dividends and distributions. Cash provided by financing activities for 2010 primarily consisted of $305.2 million of net proceeds from the issuance of 13.8 million shares of common stock, $178.6 million of net proceeds from the issuance of 7.4 million shares of Series A Preferred Stock and $8.9 million return of proceeds escrowed for the ACC5 Term Loan, as defined below, partially offset by $198.5 million of principal payments on the ACC4 Term Loan, as defined below, which was paid off in its entirety in October 2010 and $25.0 million paid for dividends and distributions.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2010 was a $4.5 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of taxes by DFT that is not reflected as a use of cash on the Operating Partnership’s cash flow statement.

Net cash provided by operating activities increased by $10.8 million, or 16.4%, to $76.7 million for the year ended December 31, 2010, as compared to $65.9 million for the year ended December 31, 2009. The increase is primarily due to increased cash rents collected.

Net cash used in investing activities decreased by $107.4 million, or 40.9%, to $155.0 million for the year ended December 31, 2010 compared to $262.4 million for the year ended December 31, 2009. Cash used in investing activities for 2010 and 2009 primarily consisted of expenditures for projects under development. In addition, in 2010 and 2009, we invested $60.0 million and $139.0 million, respectively, in marketable securities held to maturity with funds from proceeds from our common stock and debt issuances, which were redeemed as of December 31, 2010. Our development expenditures increased by $151.3 million in 2010 as compared to 2009. In 2010, we had four projects under development, while there was only one project under development for most of 2009.

Net cash provided by financing activities increased by $85.8 million, or 47.4%, to $267.0 million for the year ended December 31, 2010 compared to $181.2 million for the year ended December 31, 2009. Cash provided by financing activities for 2010 primarily consisted of $305.2 million of net proceeds from the issuance of 13.8 million shares of common stock, $178.6 million of net proceeds from the issuance of 7.4 million shares of Series A Preferred Stock and $8.9 million return of proceeds escrowed for the ACC5 Term Loan, as defined below, partially offset by $198.5 million of principal payments on the ACC4 Term Loan, as defined below, which was paid off in its entirety in October 2010 and $25.0 million paid for dividends and distributions. Cash provided by financing activities for 2009 primarily consisted of $881.7 million of proceeds from the issuance of debt, partially offset by the repayment of $650.0 million of debt. Additionally, cash was used to fund an interest reserve of $10.0 million related to the ACC5 Term Loan and pay $21.3 million of financing costs, $13.7 million to terminate an interest rate swap and $5.4 million of dividends and distributions.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of December 31, 2011 (in thousands except per share data):

Capital Structure as of December 31, 2011

(in thousands except per share data)

Line of Credit				$20,000
Mortgage Notes Payable				144,800
Unsecured Notes				550,000

Total Debt				714,800	23.9%
Common Shares	77%	62,915
Operating Partnership (“OP”) Units	23%	19,064

Total Shares and Units	100%	81,979
Common Share Price at December 31, 2011		$24.22

Common Share and OP Unit Capitalization			$1,985,531
Preferred Stock ($25 per share liquidation preference)			286,250

Total Equity				2,271,781	76.1%

Total Market Capitalization				$2,986,581	100.0%

Capital Resources

The development and construction of wholesale data centers is very capital intensive. This development not only requires the Company to make substantial capital investments, but also increases its operating expenses, which impacts its cash flows from operations negatively until leases are executed and the Company begins to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to its stockholders annually.

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.

In March 2011, the Company sold 4.1 million shares of Series B Preferred Stock, raising net proceeds of approximately $97.5 million. The Company used the net proceeds from this offering, together with borrowings under its revolving credit facility, to complete the development of CH1 Phase II, which was placed in service on February 1, 2012.

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

Outstanding Indebtedness

A summary of the Company’s total debt as of December 31, 2011 and 2010 is as follows:

Debt Summary as of December 31, 2011 and December 31, 2010

($ in thousands)

	December 31, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$144,800	20%	3.3%	2.9	$150,000
Unsecured	570,000	80%	8.3%	5.1	550,000

Total	$714,800	100%	7.3%	4.7	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	77%	8.5%	5.3	$550,000

Fixed Rate Debt	550,000	77%	8.5%	5.3	550,000

Floating Rate Debt:
Unsecured Credit Facility (2)	20,000	3%	3.5%	1.3	—
ACC5 Term Loan	144,800	20%	3.3%	2.9	150,000

Floating Rate Debt	164,800	23%	3.3%	2.7	150,000

Total	$714,800	100%	7.3%	4.7	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $3.3 million and $28.4 million during the three and twelve months ended December 31, 2011, respectively.
(1)	Rates as of December 31, 2011.
(2)	Repaid in full on January 19, 2012.

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. Prior to July 1, 2011, borrowings under this loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of July 1, 2011, the interest rate decreased to LIBOR plus 4.00%. On July 29, 2011, the Company amended the ACC5 Term Loan to, among other things, remove the 1.5% LIBOR floor and reduce the applicable margin to 3.00%. As of December 31, 2011, the interest rate for this loan was 3.3%.

The ACC5 Term Loan matures on December 2, 2014. The Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

•

The Company must maintain a minimum debt service coverage ratio of 1.50 to 1; provided, however, that if the Company exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1;

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2011.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of December 31, 2011.

Unsecured Credit Facility

The Operating Partnership currently has a $100 million unsecured revolving credit facility. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of December 31, 2011, the balance of this facility was $20.0 million, which was repaid in full on January 19, 2011.

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

The Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Pricing Level 1	Less than or equal to 35%	3.25%	1.25%
Pricing Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Pricing Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Pricing Level 4	Greater than 55%	4.25%	2.25%

As of December 31, 2011, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of December 31, 2011, $80.0 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit. No letters of credit were outstanding at December 31, 2011.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of December 31, 2011.

A summary of the Company’s debt maturity schedule as of December 31, 2011 is as follows:

Debt Maturity as of December 31, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2012	—		5,200	(2)	5,200	0.7%	3.3%
2013	—		25,200	(2)(3)	25,200	3.5%	3.5%
2014	—		134,400	(2)	134,400	18.8%	3.3%
2015	125,000	(1)	—		125,000	17.5%	8.5%
2016	125,000	(1)	—		125,000	17.5%	8.5%
2017	300,000	(1)	—		300,000	42.0%	8.5%

Total	$550,000		$164,800		$714,800	100%	7.3%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option and requires quarterly principal payments of $1.3 million through maturity.
(3)	The Unsecured Credit Facility matures on May 6, 2013 with a one-year extension option. The $20 million outstanding as of December 31, 2011 was repaid in full on January 19, 2012.
(4)	Rates as of December 31, 2011.

Indebtedness Retired During 2010

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt obligations (1)	$5,200	$284,600	$125,000	$300,000	$714,800
Interest on long-term debt obligations	52,102	102,142	81,990	24,438	260,672
Construction costs payable	20,300	—	—	—	20,300
Commitments under development contracts	12,527	—	—	—	12,527
Operating leases	389	810	702	—	1,901

Total	$90,518	$387,552	$207,692	$324,438	$1,010,200

(1)	Included in the 2013-2014 long-term debt obligations is $20.0 million due under the Company’s Unsecured Credit Facility which was repaid on January 19, 2012.

Off-Balance Sheet Arrangements

As December 31, 2011, the Company did not have any off-balance sheet arrangements.

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

Capitalization of costs. The Company capitalizes direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, the Company ceases cost capitalization after a development is placed in service and a certificate of occupancy is obtained, or if a project is temporarily suspended. The Company capitalizes pre-acquisition costs related to probable property acquisitions. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property’s useful life are capitalized. For the year ended December 31, 2011, the Company capitalized $3.6 million of internal development and leasing costs on all of its data centers.

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

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	28%	40
Electrical structure—power distribution units	3%	20
Electrical structure—uninterrupted power supply	21%	25
Electrical structure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical structure—heating, ventilating and air conditioning	6%	20
Mechanical structure—chiller pumps/building automation	6%	25
Mechanical structure—chilled water storage and pipes	11%	30

Total/weighted average life	100%	30

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

Funds From Operations

	Year ended December 31,
	2011	2010	2009
Net income	$79,480	$43,708	$2,886
Depreciation and amortization	75,070	62,483	56,701
Less: Non real estate depreciation and amortization	(862)	(642)	(496)

FFO (1)	$153,688	$105,549	$59,091

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company also presents FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

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

Related Party Transactions

Land Purchase

In June 2011, the Company purchased an undeveloped parcel of land from an entity controlled by its Chairman of the Board and President and CEO for $9.6 million. The Chairman and the President and CEO owned a 24% and 18% interest in this entity, respectively. One of DFT’s independent directors is a non-managing member of the entity and has a 4% interest in this entity. The location of the parcel, which consists of approximately 23 acres, is adjacent to the Company’s ACC data center campus in Ashburn, Virginia and is being held for development of a 36.4 megawatt data center known as ACC7. The purchase process was managed by the Company’s audit committee, excluding the interested director, and the purchase price was based on appraisals prepared by independent appraisal firms and unanimously approved by the disinterested members of the Audit Committee.

Leasing Arrangements

As of December 31, 2011, the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT’s Chairman of the Board and President and Chief Executive Officer. This lease expires in September 2016. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm’s length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2011.

Aircraft Charter

From time to time during 2011, the Company chartered an aircraft owned by its President and CEO, at rates that the Company believes are fair and reasonable and reflect the terms that it would expect to obtain in an arm’s length transaction for use of a comparable aircraft. For the year ended December 31, 2011, the Company incurred a total of $0.4 million of expense under charters of this aircraft for business-related travel of the Company. For the year ended December 31, 2011, the Company incurred a total of $0.5 million of expenses for personal travel by the President and CEO paid for by the Company in lieu of the CEO’s annual salary under the terms of his employment agreement.

Subsequent Events

In January 2012, DFT issued an additional 2.6 million shares, or $65.0 million, of its Series B Preferred Stock in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $62.6 million. The Company used a portion of the proceeds from this offering to pay off the outstanding balance of its Unsecured Credit Facility and plans to use the remainder for general corporate purposes. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

The Company’s variable rate debt consists of the ACC5 Term Loan and the Unsecured Credit Facility. The ACC5 Term Loan bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of December 31, 2011 would decrease future net income and cash flows by $1.6 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.3% at December 31, 2011, a decrease of 0.3% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At December 31, 2011, 77% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.

We have audited DuPont Fabros Technology, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Partners of DuPont Fabros Technology, L.P.

We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Partners of DuPont Fabros Technology, L.P.

We have audited DuPont Fabros Technology, L.P.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Income producing property:
Land	$63,393	$50,531
Buildings and improvements	2,123,377	1,779,955

	2,186,770	1,830,486
Less: accumulated depreciation	(242,245)	(172,537)

Net income producing property	1,944,525	1,657,949
Construction in progress and land held for development	320,611	336,686

Net real estate	2,265,136	1,994,635
Cash and cash equivalents	14,402	226,950
Restricted cash	174	1,600
Rents and other receivables	1,388	3,227
Deferred rent	126,862	92,767
Lease contracts above market value, net	11,352	13,484
Deferred costs, net	40,349	45,543
Prepaid expenses and other assets	31,708	19,245

Total assets	$2,491,371	$2,397,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$20,000	$—
Mortgage notes payable	144,800	150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	22,955	21,409
Construction costs payable	20,300	67,262
Accrued interest payable	2,528	2,766
Dividend and distribution payable	14,543	12,970
Lease contracts below market value, net	18,313	23,319
Prepaid rents and other liabilities	29,058	22,644

Total liabilities	822,497	850,370
Redeemable noncontrolling interests—operating partnership	461,739	466,823
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at December 31, 2011 and December 31, 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 4,050,000 issued and outstanding at December 31, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 62,914,987 shares issued and outstanding at December 31, 2011 and 59,827,005 shares issued and outstanding at December 31, 2010	63	60
Additional paid in capital	927,902	946,379
Accumulated deficit	(7,080)	(51,181)

Total stockholders’ equity	1,207,135	1,080,258

Total liabilities and stockholders’ equity	$2,491,371	$2,397,451

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2011	2010	2009
Revenues:
Base rent	$193,908	$154,936	$117,262
Recoveries from tenants	91,246	78,447	69,014
Other revenues	2,287	9,158	14,006

Total revenues	287,441	242,541	200,282
Expenses:
Property operating costs	80,351	67,033	62,911
Real estate taxes and insurance	6,392	5,281	5,291
Depreciation and amortization	75,070	62,483	56,701
General and administrative	15,955	14,743	13,358
Other expenses	1,137	7,124	11,485

Total expenses	178,905	156,664	149,746

Operating income	108,536	85,877	50,536
Interest income	486	1,074	381
Interest:
Expense incurred	(27,096)	(36,746)	(25,462)
Amortization of deferred financing costs	(2,446)	(6,497)	(8,854)
Loss on discontinuance of cash flow hedge	—	—	(13,715)

Net income	79,480	43,708	2,886
Net income attributable to redeemable noncontrolling interests—operating partnership	(14,505)	(13,261)	(1,133)

Net income attributable to controlling interests	64,975	30,447	1,753
Preferred stock dividends	(20,874)	(3,157)	—

Net income attributable to common shares	$44,101	$27,290	$1,753

Earnings per share—basic:
Net income attributable to common shares	$0.71	$0.51	$0.04

Weighted average common shares outstanding	61,241,520	52,800,712	39,938,225

Earnings per share—diluted:
Net income attributable to common shares	$0.71	$0.51	$0.04

Weighted average common shares outstanding	62,303,905	54,092,703	40,636,035

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
		Number	Amount
Balance at December 31, 2008	$—	35,495,257	$35	$641,819	$(80,224)		$(9,461)	$552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					1,753	$1,753		1,753
Other comprehensive income attributable to controlling interests—change in fair value of interest rate swap						10,646	10,646	10,646

Comprehensive income attributable to controlling interests						$12,399

Dividends declared on common stock				(3,390)				(3,390)
Redemption of Operating Partnership units		6,214,441	6	96,694				96,700
Issuance of stock awards		666,218	1	79				80
Retirement and forfeiture of stock awards		(2,576)	—	(11)				(11)
Amortization of deferred compensation				2,006				2,006
Adjustment to redeemable noncontrolling interests—operating partnership				(53,327)			(1,185)	(54,512)

Balance at December 31, 2009	$—	42,373,340	$42	$683,870	$(78,471)		$—	$605,441
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					30,447	$30,447		30,447

Comprehensive income attributable to controlling interests						$30,447

Issuance of common stock		13,800,000	14	305,162				305,176
Issuance of preferred stock	185,000			(6,380)				178,620
Dividends declared on common stock				(24,975)				(24,975)
Dividends earned on preferred stock					(3,157)			(3,157)
Redemption of Operating Partnership units		3,341,474	3	67,997				68,000
Issuance of stock awards		247,668	1	268				269
Stock option exercises		161,979	—	820				820
Retirement and forfeiture of stock awards		(97,456)	—	(1,542)				(1,542)
Amortization of deferred compensation				3,791				3,791
Adjustment to redeemable noncontrolling interests—operating partnership				(82,632)				(82,632)

Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)		$—	$1,080,258
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests					64,975	$64,975		64,975

Comprehensive income attributable to controlling interests						$64,975

Issuance of preferred stock	101,250			(3,800)				97,450
Dividends declared on common stock				(29,709)				(29,709)
Dividends earned on preferred stock					(20,874)			(20,874)
Redemption of Operating Partnership units		2,883,118	3	66,497				66,500
Issuance of stock awards		165,608	—	169				169
Stock option exercises		138,313	—	700				700
Retirement and forfeiture of stock awards		(99,057)	—	(2,086)				(2,086)
Amortization of deferred compensation				6,287				6,287
Adjustment to redeemable noncontrolling interests—operating partnership				(56,535)				(56,535)

Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)		$—	$1,207,135

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flow from operating activities
Net income	$79,480	$43,708	$2,886
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,070	62,483	56,701
Straight line rent	(34,095)	(35,403)	(18,312)
Loss on discontinuance of cash flow hedge	—	—	13,715
Amortization of deferred financing costs	2,446	3,950	4,982
Write-off of deferred financing costs	—	2,547	3,872
Amortization of lease contracts above and below market value	(2,874)	(2,505)	(6,881)
Compensation paid with Company common shares	5,950	3,803	1,944
Changes in operating assets and liabilities
Restricted cash	322	(274)	(88)
Rents and other receivables	1,839	(852)	(1,472)
Deferred costs	(1,773)	(2,563)	(2,866)
Prepaid expenses and other assets	(3,854)	(7,811)	(1,373)
Accounts payable and accrued liabilities	(1,238)	5,083	4,824
Accrued interest payable	(238)	(744)	1,729
Prepaid rents and other liabilities	4,081	5,261	6,237

Net cash provided by operating activities	125,116	76,683	65,898

Cash flow from investing activities
Investments in real estate—development	(351,090)	(265,217)	(113,918)
Land acquisition costs	(9,507)	—	—
Marketable securities held to maturity:
Purchase	—	(60,000)	(138,978)
Redemption	—	198,978	—
Interest capitalized for real estate under development	(27,024)	(25,177)	(5,691)
Improvements to real estate	(3,821)	(2,985)	(3,384)
Additions to non-real estate property	(304)	(630)	(404)

Net cash used in investing activities	(391,746)	(155,031)	(262,375)

Cash flow from financing activities
Issuance of common stock, net of offering costs	—	305,176	—
Issuance of preferred stock, net of offering costs	97,450	178,620	—
Line of credit:
Proceeds	20,000	—	—
Repayments	—	—	(233,424)
Unsecured notes payable:
Proceeds	—	—	550,000
Mortgage notes payable:
Proceeds	—	—	331,726
Lump sum payoffs	—	(196,500)	(365,121)
Repayments	(5,200)	(2,000)	(51,500)
Return (payment) of escrowed proceeds	1,104	8,896	(10,000)
Exercises of stock options	700	820	—
Payments of financing costs	(1,338)	(2,950)	(21,310)
Payment for termination of cash flow hedge	—	—	(13,715)
Dividends and distributions:
Common shares	(29,338)	(17,796)	(3,389)
Preferred shares	(19,325)	—	—
Redeemable noncontrolling interests—operating partnership	(9,971)	(7,247)	(2,023)

Net cash provided by financing activities	54,082	267,019	181,244

Net (decrease) increase in cash and cash equivalents	(212,548)	188,671	(15,233)
Cash and cash equivalents, beginning	226,950	38,279	53,512

Cash and cash equivalents, ending	$14,402	$226,950	$38,279

Supplemental information:
Cash paid for interest	$54,358	$62,667	$29,423

Deferred financing costs capitalized for real estate under development	$1,387	$1,198	$1,330

Construction costs payable capitalized for real estate under development	$20,300	$67,262	$6,229

Redemption of OP units for common shares	$66,500	$68,000	$96,700

Adjustments to redeemable noncontrolling interests	$56,535	$82,632	$54,512

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Income producing property:
Land	$63,393	$50,531
Buildings and improvements	2,123,377	1,779,955

	2,186,770	1,830,486
Less: accumulated depreciation	(242,245)	(172,537)

Net income producing property	1,944,525	1,657,949
Construction in progress and land held for development	320,611	336,686

Net real estate	2,265,136	1,994,635
Cash and cash equivalents	10,097	222,428
Restricted cash	174	1,600
Rents and other receivables	1,388	3,227
Deferred rent	126,862	92,767
Lease contracts above market value, net	11,352	13,484
Deferred costs, net	40,349	45,543
Prepaid expenses and other assets	31,708	19,245

Total assets	$2,487,066	$2,392,929

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$20,000	$—
Mortgage notes payable	144,800	150,000
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	22,955	21,409
Construction costs payable	20,300	67,262
Accrued interest payable	2,528	2,766
Distribution payable	14,543	12,970
Lease contracts below market value, net	18,313	23,319
Prepaid rents and other liabilities	29,058	22,644

Total liabilities	822,497	850,370
Redeemable partnership units	461,739	466,823
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2011 and 2010	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at December 31, 2011 and no shares issued or outstanding at December 31, 2010	101,250	—
Common units, 62,252,614 issued and outstanding at December 31, 2011 and 59,164,632 issued and outstanding at December 31, 2010	903,917	878,826
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2011 and 2010	12,663	11,910

Total partners’ capital	1,202,830	1,075,736

Total liabilities and partners’ capital	$2,487,066	$2,392,929

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

	Year ended December 31,
	2011	2010	2009
Revenues:
Base rent	$193,908	$154,936	$117,262
Recoveries from tenants	91,246	78,447	69,014
Other revenues	2,287	9,158	14,006

Total revenues	287,441	242,541	200,282
Expenses:
Property operating costs	80,351	67,033	62,911
Real estate taxes and insurance	6,392	5,281	5,291
Depreciation and amortization	75,070	62,483	56,701
General and administrative	15,955	14,743	13,358
Other expenses	1,137	7,124	11,485

Total expenses	178,905	156,664	149,746

Operating income	108,536	85,877	50,536
Interest income	486	1,074	381
Interest:
Expense incurred	(27,096)	(36,746)	(25,462)
Amortization of deferred financing costs	(2,446)	(6,497)	(8,854)
Loss on discontinuance of cash flow hedge	—	—	(13,715)

Net income	79,480	43,708	2,886
Net loss attributable to noncontrolling interests	—	—	32

Net income attributable to controlling interests	79,480	43,708	2,918
Preferred unit distributions	(20,874)	(3,157)	—

Net income attributable to common units	$58,606	$40,551	$2,918

Earnings per unit—basic:
Net income attributable to common units	$0.71	$0.53	$0.04

Weighted average common units outstanding	81,387,042	75,793,868	66,652,771

Earnings per unit—diluted:
Net income attributable to common units	$0.71	$0.53	$0.04

Weighted average common units outstanding	82,449,427	77,085,859	67,350,581

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Limited Partners’ Capital			General Partners’ Capital		Noncontrolling Interests	Comprehensive Income	Total
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount
Balance at December 31, 2008	$—	34,832,884	$538,417	662,373	$10,238	$3,514		$552,169
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			2,872		46		$2,918	2,918
Other comprehensive income attributable to controlling interests—change in fair value of interest rate swap			17,489		278		17,767	17,767

Comprehensive income attributable to controlling interests							$20,685

Net loss attributable to noncontrolling interests						(32)		(32)
Common unit distributions			(3,337)		(53)			(3,390)
Issuance of OP units to REIT when redeemable partnership units redeemed		6,214,441	96,700		—			96,700
Issuance of OP units		666,218	80		—			80
Retirement and forfeiture of OP units		(2,576)	(11)		—			(11)
Amortization of deferred compensation costs			2,006		—			2,006
Issuance of OP units—acquisition of Safari		268,668	3,428		54	(3,482)		—
Redemption of OP units—Safari		(268,668)	(4,618)		(73)			(4,691)
Adjustment to redeemable partnership units			(61,667)		(1,099)			(62,766)

Balance at December 31, 2009	$—	41,710,967	$591,359	662,373	$9,391	$—		$600,750
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			43,224		484		$43,708	43,708

Comprehensive income attributable to controlling interests							$43,708

Issuance of OP units for common stock offering		13,800,000	305,176		—			305,176
Issuance of OP units for preferred stock offering	185,000		(6,380)		—			178,620
Common unit distributions			(34,470)		(386)			(34,856)
Preferred unit distributions			(3,122)		(35)			(3,157)
Issuance of OP units to REIT when redeemable partnership units redeemed		3,341,474	68,000		—			68,000
Issuance of OP units		247,668	269		—			269
Issuance of OP units due to option exercises		161,979	820		—			820
Retirement and forfeiture of OP units		(97,456)	(1,542)		—			(1,542)
Amortization of deferred compensation costs			3,791		—			3,791
Adjustment to redeemable partnership units			(88,299)		2,456			(85,843)

Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910	$—		$1,075,736
Comprehensive income attributable to controlling interests:
Net income attributable to controlling interests			78,643		837		$79,480	79,480

Comprehensive income attributable to controlling interests							$79,480

Issuance of OP units for preferred stock offering	101,250		(3,800)		—			97,450
Common unit distributions			(38,919)		(414)			(39,333)
Preferred unit distributions			(20,654)		(220)			(20,874)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,883,118	66,500		—			66,500
Issuance of OP units		165,608	169		—			169
Issuance of OP units due to option exercises		138,313	700		—			700
Retirement and forfeiture of OP units		(99,057)	(2,086)		—			(2,086)
Amortization of deferred compensation costs			6,287		—			6,287
Adjustment to redeemable partnership units			(61,749)		550			(61,199)

Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$—		$1,202,830

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flow from operating activities
Net income	$79,480	$43,708	$2,886
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,070	62,483	56,701
Straight line rent	(34,095)	(35,403)	(18,312)
Loss on discontinuance of cash flow hedge	—	—	13,715
Amortization of deferred financing costs	2,446	3,950	4,982
Write-off of deferred financing costs	—	2,547	3,872
Amortization of lease contracts above and below market value	(2,874)	(2,505)	(6,881)
Compensation paid with Company common shares	5,950	3,803	1,944
Changes in operating assets and liabilities
Restricted cash	322	(274)	(88)
Rents and other receivables	1,839	(852)	(1,472)
Deferred costs	(1,773)	(2,563)	(2,866)
Prepaid expenses and other assets	(3,854)	(7,811)	(1,373)
Accounts payable and accrued liabilities	(1,021)	5,252	4,824
Accrued interest payable	(238)	(744)	1,729
Prepaid rents and other liabilities	4,081	5,261	6,237

Net cash provided by operating activities	125,333	76,852	65,898

Cash flow from investing activities
Investments in real estate—development	(351,090)	(265,217)	(113,918)
Land acquisition costs	(9,507)	—	—
Marketable securities held to maturity:
Purchase	—	(60,000)	(138,978)
Redemption	—	198,978	—
Interest capitalized for real estate under development	(27,024)	(25,177)	(5,691)
Improvements to real estate	(3,821)	(2,985)	(3,384)
Additions to non-real estate property	(304)	(630)	(404)

Net cash used in investing activities	(391,746)	(155,031)	(262,375)

Cash flow from financing activities
Issuance of common units, net of offering costs	—	305,176	—
Issuance of preferred units, net of offering costs	97,450	178,620	—
Line of credit:
Proceeds	20,000	—	—
Repayments	—	—	(233,424)
Unsecured notes payable:
Proceeds	—	—	550,000
Mortgage notes payable:
Proceeds	—	—	331,726
Lump sum payoffs	—	(196,500)	(365,121)
Repayments	(5,200)	(2,000)	(51,500)
Return (payment) of escrowed proceeds	1,104	8,896	(10,000)
Issuance of OP units for stock option exercises	700	820	—
Payments of financing costs	(1,338)	(2,950)	(21,310)
Payment for termination of cash flow hedge	—	—	(13,715)
Distributions	(58,634)	(25,043)	(10,103)

Net cash provided by financing activities	54,082	267,019	176,553

Net (decrease) increase in cash and cash equivalents	(212,331)	188,840	(19,924)
Cash and cash equivalents, beginning	222,428	33,588	53,512

Cash and cash equivalents, ending	$10,097	$222,428	$33,588

Supplemental information:
Cash paid for interest	$54,358	$62,667	$29,423

Deferred financing costs capitalized for real estate under development	$1,387	$1,198	$1,330

Construction costs payable capitalized for real estate under development	$20,300	$67,262	$6,229

Redemption of OP units for common shares	$66,500	$68,000	$96,700

Adjustments to redeemable partnership units	$61,199	$85,843	$62,766

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned 76.7% of the common economic interests in the Operating Partnership, of which 1.1% is held as general partnership units. As of December 31, 2011, the Company holds a fee simple interest in the following properties:

•	ten operating data centers—referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1 Phase I, NJ1 Phase I and SC1 Phase I;

•	a data center project under development—referred to as CH1 Phase II;

•	data center projects available for future development—the second phases of ACC6, NJ1 and SC1; and

•	land that may be used to develop additional data centers—referred to as ACC7, ACC8 and SC2.

In the second quarter of 2011, the Company acquired land for development of a 36.4 megawatt data center that will be known as ACC7. The land held to develop a 10.4 megawatt data center formerly known as ACC7 was renamed ACC8.

ACC6 Phase I and SC1 Phase I were placed in service on September 1, 2011 and October 1, 2011, respectively. CH1 Phase II was placed in service on February 1, 2012.

2. Significant Accounting Policies

Basis of Presentation

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units”. As of December 31, 2011, DFT owned 76.7% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

The Company believes combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets and cash flows of DFT and the Operating Partnership as of and for the year ended December 31, 2011 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses paid by DFT that is not reflected as a use of cash on the Operating Partnership’s statement of cash flow. Net income is the same for DFT and the Operating Partnership.

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

The Company has one reportable segment consisting of investments in data centers located in the United States. All of our properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio.

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

Property

All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $28.4 million, $26.4 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company ceases interest capitalization when a development is temporarily suspended or placed in service.

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

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining life of the underlying leases. Should a tenant terminate its lease, the unamortized portions of Leasing Commissions, and Lease Intangibles associated with that lease are written off to amortization expense, or rental revenue, respectively.

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 20 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $70.6 million, $58.0 million and $52.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in these amounts is depreciation expense related to tenant origination costs, which was $4.3 million for the year ended December 31, 2011 and $4.8 million for each of the years ended December 31, 2010 and 2009. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a property are present, the Company would determine the fair value of that property, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2011.

The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2011, there were no data center properties classified as held-for-sale and discontinued operations.

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

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In 2010, the Company paid off the $196.5 million balance of the ACC4 Term Loan which resulted in a write-off of $2.5 million of unamortized deferred financing costs. In 2009, the Company paid off the CH1 construction loan, a credit facility, the ACC5 construction loan and the SC1 term loan resulting in the write-off of $3.9 million in of unamortized deferred financing costs. Balances, net of accumulated amortization, at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Financing costs	$21,047	$19,788
Accumulated amortization	(6,831)	(3,077)

Financing costs, net	$14,216	$16,711

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $1.8 million, $2.6 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of deferred leasing costs totaled $4.5 million for each of the years ended December 31, 2011 and 2010, respectively, and $4.7 million for the year ended December 31, 2009. Balances, net of accumulated amortization, at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Leasing costs	$46,128	$44,355
Accumulated amortization	(19,995)	(15,523)

Leasing costs, net	$26,133	$28,832

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. At December 31, 2011 and 2010, the fuel inventory was $2.2 million and $2.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Prepaid Rents

Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(11,748)	(9,616)

Lease contracts above market value, net	$11,352	$13,484

	December 31,
	2011	2010
Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(27,387)	(22,381)

Lease contracts below market value, net	$18,313	$23,319

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

The Company has elected to treat DF Technical Services LLC, a 100% owned subsidiary of the Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the year ended December 31, 2011, the Company recognized an income tax benefit of $0.6 million and recorded this benefit as a reduction of general and administrative expenses in the consolidated statements of operations. For the years ended December 31, 2010 and 2009, the Company incurred income taxes of $0.3 million and $0.4 million, respectively, and recorded these taxes as general and administrative expenses in the consolidated statements of operations.

Redeemable Noncontrolling Interests—Operating Partnership / Redeemable Partnership Units

Redeemable noncontrolling interests—operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (“OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests—operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.

Redeemable noncontrolling interests—operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests—operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including in the case of redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests—operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests—operating partnership are further adjusted to their redemption value (see Note 10). Redeemable noncontrolling interests—operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests—operating partnership for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	OP Units		Comprehensive Income
	Number	Amount
Balance at December 31, 2008	31,162,269	$484,768
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	1,133	$1,133
Other comprehensive income attributable to redeemable noncontrolling interests—operating partnership—change in fair value of interest rate swap	—	7,121	7,121

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$8,254

Distributions declared	—	(2,023)
Redemption of OP units	(6,214,441)	(96,700)
Adjustment to redeemable noncontrolling interests—operating partnership	—	54,512

Balance at December 31, 2009	24,947,828	448,811
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	13,261	$13,261

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$13,261

Distributions declared	—	(9,881)
Redemption of OP units	(3,341,474)	(68,000)
LTIP conversion	341,145	—
Adjustment to redeemable noncontrolling interests—operating partnership	—	82,632

Balance at December 31, 2010	21,947,499	$466,823
Comprehensive income attributable to redeemable noncontrolling interests—operating partnership:
Net income attributable to redeemable noncontrolling interests—operating partnership	—	14,505	$14,505

Comprehensive income attributable to redeemable noncontrolling interests—operating partnership			$14,505

Distributions declared	—	(9,624)
Redemption of OP units	(2,883,118)	(66,500)
Adjustment to redeemable noncontrolling interests—operating partnership	—	56,535

Balance at December 31, 2011	19,064,381	$461,739

Net income is allocated to controlling interests and redeemable noncontrolling interests—operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers from redeemable noncontrolling interests—operating partnership for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Net income attributable to controlling interests	$64,975	$30,447	$1,753
Transfers from noncontrolling interests:
Net change in the Company’s common stock, additional paid in capital and accumulated other comprehensive income due to the redemption of OP units and other adjustments to redeemable noncontrolling interests—operating partnership	9,965	(14,632)	54,512

	$74,940	$15,815	$56,265

Comprehensive Income

DFT reports comprehensive income on its consolidated statement of stockholders’ equity and within redeemable noncontrolling interests—operating partnership. The Operating Partnership reports comprehensive income on its consolidated statement of partners’ capital. Comprehensive income is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders of the REIT or partners of the Operating Partnership. For the years ended December 31, 2011 and 2010, comprehensive income attributable to controlling interests and noncontrolling interests was comprised exclusively of net income attributable to controlling interests and noncontrolling interests.

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

Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $6.0 million, $3.8 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at December 31, 2011 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,881	$—	$161,381
ACC3	Ashburn, VA	1,071	95,442	—	96,513
ACC4	Ashburn, VA	6,600	537,994	—	544,594
ACC5	Ashburn, VA	6,443	297,705	—	304,148
ACC6 Phase I	Ashburn, VA	2,759	113,474	—	116,233
VA3	Reston, VA	9,000	175,375	—	184,375
VA4	Bristow, VA	6,800	142,774	—	149,574
CH1 Phase I	Elk Grove Village, IL	13,807	183,084	—	196,891
NJ1 Phase I	Piscataway, NJ	4,311	200,123	—	204,434
SC1 Phase I	Santa Clara, CA	10,102	218,525	—	228,627

		63,393	2,123,377	—	2,186,770
Construction in progress and land held for development	(1)	—	—	320,611	320,611

		$63,393	$2,123,377	$320,611	$2,507,381

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Elk Grove Village, IL (CH1 Phase II); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

The following presents the major components of the Company’s properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical structure—power distribution units	20
Electrical structure—uninterrupted power supply	25
Electrical structure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical structure—heating, ventilating and air conditioning	20
Mechanical structure—chiller pumps/building automation	25
Mechanical structure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities

Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2011, these assets have a weighted average remaining life of 7.2 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2012	$4,295
2013	4,255
2014	4,161
2015	3,939
2016	3,165
2017 and thereafter	6,318

$26,133

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2011, these net Lease Intangible liabilities have a weighted average remaining life of 10.9 years for above market leases and 5.1 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2012	$3,412
2013	2,715
2014	2,266
2015	1,840
2016	286
2017 and thereafter	(3,558)

$6,961

Tenant Origination Costs are included in buildings and improvements on the Company’s consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2011, these assets have a weighted average remaining life of 5.2 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2012	$3,148
2013	3,148
2014	3,148
2015	2,019
2016	1,243
2017 and thereafter	1,990

$14,696

5. Leases

For the years ended December 31, 2011, 2010 and 2009, the following tenants comprised more than 10% of the Company’s consolidated revenues:

	Yahoo!	Facebook	Microsoft
Year ended December 31, 2011	21.5%	20.3%	17.3%
Year ended December 31, 2010	26.0%	16.5%	22.4%
Year ended December 31, 2009	33.1%	10.8%	28.4%

As of December 31, 2011, these three tenants accounted for $15.3 million, $41.3 million and $11.7 million of deferred rent and $5.0 million, $0 and $4.7 million of prepaid rents, respectively. As of December 31, 2010, these three tenants accounted for $16.1 million, $23.8 million and $13.6 million of deferred rent and $5.1 million, $0 and $4.7 million of prepaid rents, respectively. The Company does not hold security deposits from these tenants. The majority of the Company’s tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.

As of December 31, 2011, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31, excluding properties under development (in thousands):

2012	$189,885
2013	198,019
2014	199,659
2015	188,857
2016	167,653
2017 and thereafter	520,692

$1,464,765

6. Debt

Debt Summary as of December 31, 2011 and December 31, 2010

($ in thousands)

	December 31, 2011				December 31, 2010
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$144,800	20%	3.3%	2.9	$150,000
Unsecured	570,000	80%	8.3%	5.1	550,000

Total	$714,800	100%	7.3%	4.7	$700,000

Fixed Rate Debt:
Unsecured Notes	$550,000	77%	8.5%	5.3	$550,000

Fixed Rate Debt	550,000	77%	8.5%	5.3	550,000

Floating Rate Debt:
Unsecured Credit Facility (2)	20,000	3%	3.5%	1.3	—
ACC5 Term Loan	144,800	20%	3.3%	2.9	150,000

Floating Rate Debt	164,800	23%	3.3%	2.7	150,000

Total	$714,800	100%	7.3%	4.7	$700,000

Note:	The Company capitalized interest and deferred financing cost amortization of $3.3 million and $28.4 million during the three and twelve months ended December 31, 2011, respectively.
(1)	Rates as of December 31, 2011.
(2)	Repaid in full on January 19, 2012.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). An interest reserve in the amount of $10.0 million was withheld from the loan proceeds and the remaining interest reserve was classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2011, this interest reserve was zero as the reserve was fully utilized for interest payments. Prior to July 1, 2011, borrowings under this loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of July 1, 2011, the interest rate decreased to LIBOR plus 4.00%. On July 29, 2011, the Company amended the ACC5 Term Loan to, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%. As of December 31, 2011, the interest rate for this loan was 3.3%.

The ACC5 Term Loan matures on December 2, 2014. The Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

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

•

The Company must maintain a minimum debt service coverage ratio of 1.50 to 1; provided, however, that if the Company exercises its right to increase the total amount of the loan above $150 million, 1.65 to 1;

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

The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2011.

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

The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of December 31, 2011.

Unsecured Credit Facility

The Operating Partnership currently has a $100 million unsecured revolving credit facility. The facility has an initial maturity date of May 6, 2013, with a one-year extension option, subject to the payment of an extension fee equal to 50 basis points on the amount of the facility at initial maturity and certain other customary conditions. As of December 31, 2011, the balance of this facility was $20.0 million, which was repaid in full on January 19, 2012.

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

The Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Pricing Level 1	Less than or equal to 35%	3.25%	1.25%
Pricing Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Pricing Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Pricing Level 4	Greater than 55%	4.25%	2.25%

As of December 31, 2011, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. As of December 31, 2011, $80.0 million of the facility was available for borrowing. Up to $25 million of borrowings under the facility may be used for letters of credit. No letters of credit were outstanding at December 31, 2011.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of December 31, 2011.

A summary of the Company’s debt maturity schedule as of December 31, 2011 is as follows:

Debt Maturity as of December 31, 2011

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2012	—		5,200	(2)	5,200	0.7%	3.3%
2013	—		25,200	(2)(3)	25,200	3.5%	3.5%
2014	—		134,400	(2)	134,400	18.8%	3.3%
2015	125,000	(1)	—		125,000	17.5%	8.5%
2016	125,000	(1)	—		125,000	17.5%	8.5%
2017	300,000	(1)	—		300,000	42.0%	8.5%

Total	$550,000		$164,800		$714,800	100%	7.3%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option and requires quarterly principal payments of $1.3 million through maturity.
(3)	The Unsecured Credit Facility matures on May 6, 2013 with a one-year extension option. The $20 million outstanding as of December 31, 2011 was repaid in full on January 19, 2012.
(4)	Rates as of December 31, 2011.

Indebtedness Retired During 2010

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

7. Derivative Instruments

On August 15, 2007, the Company entered into a $200.0 million interest rate swap agreement to manage the interest rate risk associated with a portion of a credit facility. The interest rate swap agreement was effective August 17, 2007 with a maturity date of August 7, 2011 and effectively fixed the interest rate on $200.0 million of this credit facility at 4.997% plus the credit spread of 1.5%. The Company had designated this agreement as a hedge for accounting purposes. Therefore, the effective portion of the changes in the fair value of the interest rate swap had been recorded in other comprehensive income (loss) and reclassified into interest expense as the hedged forecasted interest payments were recognized.

On December 16, 2009, in connection with the Company’s completion of a $550 million debt offering and repayment and termination of this credit facility, the Company paid $13.7 million to terminate the swap agreement, which was recorded as a loss on discontinuance of cash flow hedge on the consolidated statement of operations for the year ended December 31, 2009.

The Company has no outstanding derivative instruments as of December 31, 2011 and 2010.

8. Related Party Transactions

In June 2011, the Company purchased an undeveloped parcel of land from an entity controlled by its Chairman of the Board and President and CEO for $9.6 million. The Chairman and the President and CEO owned a 24% and 18% interest in this entity, respectively. One of DFT’s independent directors is a non-managing member of the entity and has a 4% interest in this entity. The location of the parcel, which consists of approximately 23 acres, is adjacent to the Company’s ACC data center campus in Ashburn, Virginia and is being held for development of a 36.4 megawatt data center known as ACC7. The process was managed by the Company’s audit committee, and the purchase price was based on appraisals prepared by independent appraisal firms.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred $0.4 million, $0.3 million and $0.2 million of expense, respectively, to charter an aircraft that was jointly owned by the Chairman of the Board and the President and CEO in 2009 and was owned by the President and CEO in 2010 and 2011.

The Company leases space for its headquarters building from an affiliate of the Chairman of the Board and the President and CEO. Rent expense was $0.4 million for each of the years ended December 31, 2011, 2010 and 2009.

9. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

A contract related to the development of CH1 Phase II data center was in place as of December 31, 2011. This contract is cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2011, the CH1 Phase II control estimate was $159.5 million of which $150.1 million has been incurred. Additionally, the Company has entered into contracts for various projects at its NJ1 property totaling $18.2 million of which $15.1 million was incurred as of December 31, 2011.

Concurrent with DFT’s October 2007 initial public offering, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of December 31, 2011 without triggering the tax protection provisions is approximately 44% of the initial built in gain of $667 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. The Company’s estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2011 was approximately $440 million (unaudited). Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

10. Redeemable noncontrolling interests—operating partnership / Redeemable partnership units

Redeemable noncontrolling interests—operating partnership, as presented on DFT’s consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests—operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.

The redemption value of redeemable noncontrolling interests—operating partnership at December 31, 2011 and 2010 was $461.7 million and $466.8 million based on the closing share price of DFT’s common stock of $24.22 and $21.27, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2011, 2010 and 2009, OP unitholders redeemed 2,883,118, 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of common stock. See Note 2.

11. Preferred Stock

Series A Preferred Stock

On October 13 and 21, 2010, DFT issued an aggregate of 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185.0 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $178.6 million. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

For the year ended December 31, 2011, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/29/2011	04/15/2011	$0.4921875	$0.4921875	$0.00
06/28/2011	07/15/2011	0.4921875	0.4921875	0.00
09/27/2011	10/17/2011	0.4921875	0.4921875	0.00
12/27/2011	01/17/2012	0.4921875	0.4921875	0.00

		$1.9687500	$1.9687500	$0.00

For the year ended December 31, 2010, DFT declared and paid the following cash dividend on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred partnership units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/28/2010	01/17/2011	$0.503125	$0.503125	$0.00

		$0.503125	$0.503125	$0.00

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

Series B Preferred Stock

On March 8 and 14, 2011, DFT issued an aggregate of 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $101.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $97.5 million. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

For the year ended December 31, 2011, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/29/2011	04/15/2011	$0.20121528	$0.20121528	$0.00
06/28/2011	07/15/2011	0.47656250	0.47656250	0.00
09/27/2011	10/17/2011	0.47656250	0.47656250	0.00
12/27/2011	01/17/2012	0.47656250	0.47656250	0.00

		$1.63090278	$1.63090278	$0.00

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

12. Stockholders’ Equity of the REIT and Partners’ Capital of the OP

During the years ended December 31, 2011, 2010, and 2009, DFT issued 165,608, 247,668 and 666,218 shares of common stock, respectively, in connection with the hiring of new employees, annual grants and retainers for its Board of Directors and the Company’s annual grant of restricted stock to employees. The OP issued an equivalent number of units to DFT.

DFT also issued 13,800,000 shares in an underwritten public offering on May 18, 2010 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million. The OP issued an equivalent number of units to DFT.

During the years ended December 31, 2011, 2010 and 2009, OP unitholders redeemed 2,883,118, 3,341,474 and 6,214,441 OP units, respectively, in exchange for an equal number of shares of common stock.

For the year ended December 31, 2011, the Company declared and paid the following cash dividends, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/29/2011	04/08/2011	$0.12	$0.12	$0.00
06/28/2011	07/08/2011	0.12	0.12	0.00
09/27/2011	10/07/2011	0.12	0.12	0.00
12/27/2011	01/06/2012	0.12	0.11	0.00

		$0.48	$0.47	$0.00

Of the $0.12 dividend paid in January 2012, $0.01 (unaudited) will be included in 2012 taxable common dividends.

For the year ended December 31, 2010, the Company declared and paid the following cash dividends, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/31/2010	04/09/2010	$0.08	$0.08	$0.00
06/29/2010	07/09/2010	0.12	0.12	0.00
09/29/2010	10/08/2010	0.12	0.12	0.00
12/28/2010	01/07/2011	0.12	0.02	0.00

		$0.44	$0.34	$0.00

Of the $0.12 dividend paid in January 2011, $0.10 (unaudited) was included in 2011 taxable common dividends.

For the year ended December 31, 2009, the Company declared and paid the following cash dividend, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/24/2009	12/30/2009	$0.08	$0.08	$0.00

13. Equity Compensation Plan

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

The 2011 Plan provides that, as of its May 2011 effective date, awards can no longer be made under the 2007 Plan. Furthermore, under the 2011 Plan, shares of common stock that are subject to awards of options or stock appreciation rights will be counted against the 2011 Plan share limit as one share for every one share subject to the award. Any shares of stock that are subject to awards other than options or stock appreciation rights shall be counted against the 2011 Plan share limit as 2.36 shares for every one share subject to the award.

As of December 31, 2011, the maximum aggregate amount of share equivalents that may be issued under the 2011 Plan, including forfeitures under the 2007 Plan, is equal to 6,300,000 shares, of which 18,278 have been issued, leaving 6,281,722 share equivalents available for future issuance.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company, and are not subject to any performance criteria. A summary of the Company’s restricted stock activity for the years ended December 31, 2011, 2010 and 2009 is presented in the table below.

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	53,270	$18.00
Granted	607,632	$5.13
Vested	(19,160)	$17.90
Forfeited	(1,365)	$5.13

Unvested balance at December 31, 2009	640,377	$5.82
Granted	236,184	$19.88
Vested	(219,157)	$6.14
Forfeited	(20,553)	$9.19

Unvested balance at December 31, 2010	636,851	$10.82
Granted	153,992	$23.62
Vested	(288,582)	$9.82
Forfeited	(12,932)	$15.30

Unvested balance at December 31, 2011	489,329	$15.31

During the years ended December 31, 2011, 2010 and 2009, the Company issued 153,992, 236,184 and 607,632 shares of restricted stock, respectively, which had values of $3.6 million, $4.7 million and $3.1 million, respectively, on the grant dates. These amounts are amortized to expense over a three year vesting period. Also during the years ended December 31, 2011, 2010 and 2009, 288,582, 219,157 and 19,160 shares of restricted stock, respectively, vested at values of $7.0 million, $4.4 million and $0.1 million, respectively, on the vesting dates.

As of December 31, 2011, total unearned compensation on restricted stock was $4.5 million and the weighted average vesting period was 0.6 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2008	—	N/A
Granted	1,274,696	$5.06
Forfeited	—	N/A
Exercised	—	N/A

Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	$19.89
Forfeited	—	N/A
Exercised	(161,979)	$5.06

Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Forfeited	—	N/A
Exercised	(138,313)	$5.06

Under option, December 31, 2011	1,902,843	$13.60

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2009	1,274,696	$1.4 million	1.2 years	9.2 years
As of December 31, 2010	1,403,277	$2.6 million	0.8 years	8.4 years
As of December 31, 2011	1,902,843	$4.5 million	0.8 years	8.0 years

The following table sets forth the number of unvested options as of December 31, 2011, 2010 and 2009 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2008	—	N/A
Granted	1,274,696	$1.48
Forfeited	—	N/A
Vested	—	N/A

Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	$9.00
Forfeited	—	N/A
Vested	(424,903)	$1.48

Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Forfeited	—	N/A
Vested	(521,754)	$2.88

Unvested balance at December 31, 2011	1,256,478	$5.63

The following table sets forth the number of exercisable options as of December 31, 2011, 2010 and 2009 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2008	—	—
Vested	—	—
Exercised	—	—

Options Exercisable at December 31, 2009	—	—
Vested	424,903	$1.48
Exercised	(161,979)	$1.48

Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(138,313)	$1.48

Options Exercisable at December 31, 2011	646,365	$2.61

	Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
As of December 31, 2009	—	—	—	—
As of December 31, 2010	262,924	$5.06	8.2 years	$4.3 million
As of December 31, 2011	646,365	$7.28	7.3 years	$10.9 million

The intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $2.7 million and $3.2 million, respectively. No stock options were exercised during the year ended December 31, 2009.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. As DFT has been a publicly traded company only since October 24, 2007, expected volatilities used in the Black-Scholes model are based on the historical volatility of a group of comparable REITs. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Number of options granted	637,879	290,560	1,274,696
Exercise price	$23.79	$19.89	$5.06
Expected term (in years)	4	6	6
Expected volatility	44%	54%	41%
Expected annual dividend	2.02%	1.88%	3.75%
Risk-free rate	1.72%	2.86%	2.76%
Fair value at date of grant	$4.7 million	$2.6 million	$1.9 million

14. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Year ended December 31,
	2011	2010	2009
Basic and Diluted Shares Outstanding
Weighted average common shares—basic	61,241,520	52,800,712	39,938,225
Effect of dilutive securities	1,062,385	1,291,991	697,810

Weighted average common shares—diluted	62,303,905	54,092,703	40,636,035

Calculation of Earnings per Share—Basic
Net income attributable to common shares	$44,101	$27,290	$1,753
Net income allocated to unvested restricted shares	(363)	(311)	(29)

Net income attributable to common shares, adjusted	43,738	26,979	1,724
Weighted average common shares—basic	61,241,520	52,800,712	39,938,225

Earnings per common share—basic	$0.71	$0.51	$0.04

Calculation of Earnings per Share—Diluted
Net income attributable to common shares	$44,101	$27,290	$1,753
Adjustments to redeemable noncontrolling interests	188	223	12

Adjusted net income available to common shares	44,289	27,513	1,765
Weighted average common shares—diluted	62,303,905	54,092,703	40,636,035

Earnings per common share—diluted	$0.71	$0.51	$0.04

For the years ended December 31, 2011 and 2010, approximately 0.9 million and 0.3 million stock options, respectively, have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For the year ended December 31, 2009, 0.3 million LTIP units have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

15. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Year ended December 31,
	2011	2010	2009
Basic and Diluted Units Outstanding
Weighted average common units—basic (includes redeemable partnership units and units of general and limited partners)	81,387,042	75,793,868	66,652,771
Effect of dilutive securities	1,062,385	1,291,991	697,810

Weighted average common units—diluted	82,449,427	77,085,859	67,350,581

For the years ended December 31, 2011 and 2010, approximately 0.9 million and 0.3 million stock options, respectively, have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive. For the year ended December 31, 2009, 0.3 million LTIP units have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive.

16. Employee Benefit Plan

The Company has a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. The Company matches 50% of the employees’ contributions up to a maximum match contribution of 4% of the employee’s salary. The Company’s contributions vest immediately. During the years ended December 31, 2011, 2010 and 2009, the Company contributed $0.4 million, $0.3 million and $0.3 million, respectively, to the 401(k) Plan.

17. Fair Value of Financial Instruments

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2011:

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

•

Debt: As of December 31, 2011, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $714.8 million with a fair value of $752.8 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and the Line of Credit and is based on discounted cash flows using the one-month LIBOR swap rate as of December 31, 2011 plus a spread consistent with current market conditions.

18. Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands except share data):

	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$74,402	$73,784	$70,756	$68,499
Net income	15,619	23,955	22,322	17,584
Net income attributable to common shares	7,744	13,948	12,454	9,955
Net income attributable to common shares per common share—basic (1)	0.12	0.22	0.20	0.15
Net income attributable to common shares per common share—diluted (1)	0.12	0.22	0.20	0.15

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$66,011	$60,329	$59,292	$56,909
Net income	13,003	15,279	10,195	5,231
Net income attributable to common shares	6,254	10,824	6,921	3,291
Net income attributable to common shares per common share—basic (1)	0.10	0.18	0.13	0.08
Net income attributable to common shares per common share—diluted (1)	0.10	0.18	0.13	0.08

(1)	Amounts may not equal full year results due to rounding.

19. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 8.5% Senior Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 6). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of December 31, 2011 and 2010, and the results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$53,291	$10,102	$—	$63,393
Buildings and improvements	—	1,896,379	226,998		2,123,377

	—	1,949,670	237,100	—	2,186,770
Less: accumulated depreciation	—	(240,461)	(1,784)	—	(242,245)

Net income producing property	—	1,709,209	235,316	—	1,944,525
Construction in progress and land held for development	—	243,663	76,948	—	320,611

Net real estate	—	1,952,872	312,264	—	2,265,136
Cash and cash equivalents	9,174	196	727	—	10,097
Restricted cash	—	174	—	—	174
Rents and other receivables	—	1,320	68	—	1,388
Deferred rent	—	126,171	691	—	126,862
Lease contracts above market value, net	—	11,352	—	—	11,352
Deferred costs, net	11,288	28,965	96	—	40,349
Investment in affiliates	2,233,148	—	—	(2,233,148)	—
Prepaid expenses and other assets	1,538	27,539	2,631	—	31,708

Total assets	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$20,000	$—	$—	$—	$20,000
Mortgage notes payable	—	144,800	—	—	144,800
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,788	17,782	1,385	—	22,955
Construction costs payable	—	12,326	7,974	—	20,300
Accrued interest payable	2,199	329	—	—	2,528
Distribution payable	14,543	—	—	—	14,543
Lease contracts below market value, net	—	18,313	—	—	18,313
Prepaid rents and other liabilities	49	28,717	292	—	29,058

Total liabilities	590,579	222,267	9,651	—	822,497
Redeemable partnership units	461,739	—	—	—	461,739
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at December 31, 2011	101,250	—	—	—	101,250
62,252,614 common units issued and outstanding at December 31, 2011	903,917	1,926,322	306,826	(2,233,148)	903,917
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2011	12,663	—	—	—	12,663

Total partners’ capital	1,202,830	1,926,322	306,826	(2,233,148)	1,202,830

Total liabilities & partners’ capital	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

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

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$193,253	$698	$(43)	$193,908
Recoveries from tenants	12,128	91,006	240	(12,128)	91,246
Other revenues	—	1,004	1,283	—	2,287

Total revenues	12,128	285,263	2,221	(12,171)	287,441
Expenses:
Property operating costs	—	91,469	1,010	(12,128)	80,351
Real estate taxes and insurance	—	5,966	426	—	6,392
Depreciation and amortization	109	73,135	1,826	—	75,070
General and administrative	14,161	120	1,674	—	15,955
Other expenses	108	—	1,072	(43)	1,137

Total expenses	14,378	170,690	6,008	(12,171)	178,905

Operating income (loss)	(2,250)	114,573	(3,787)	—	108,536
Interest income	485	1	—	—	486
Interest:
Expense incurred	(47,137)	4,703	15,338	—	(27,096)
Amortization of deferred financing costs	(3,001)	(130)	685	—	(2,446)
Equity in earnings	131,383	—	—	(131,383)	—

Net income (loss)	79,480	119,147	12,236	(131,383)	79,480
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests	79,480	119,147	12,236	(131,383)	79,480
Preferred unit distributions	(20,874)	—	—	—	(20,874)

Net income (loss) attributable to common units	$58,606	$119,147	$12,236	$(131,383)	$58,606

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$154,936	$—	$—	$154,936
Recoveries from tenants	9,724	78,447	—	(9,724)	78,447
Other revenues	—	745	8,413	—	9,158

Total revenues	9,724	234,128	8,413	(9,724)	242,541
Expenses:
Property operating costs	—	76,620	137	(9,724)	67,033
Real estate taxes and insurance	—	5,093	188	—	5,281
Depreciation and amortization	103	62,376	4	—	62,483
General and administrative	12,531	261	1,951	—	14,743
Other expenses	55	110	6,959	—	7,124

Total expenses	12,689	144,460	9,239	(9,724)	156,664

Operating income (loss)	(2,965)	89,668	(826)	—	85,877
Interest income	1,065	9	—	—	1,074
Interest:
Expense incurred	(46,967)	4,938	5,283	—	(36,746)
Amortization of deferred financing costs	(2,294)	(4,403)	200	—	(6,497)
Equity in earnings	94,869	—	—	(94,869)	—

Net income (loss)	43,708	90,212	4,657	(94,869)	43,708
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests	43,708	90,212	4,657	(94,869)	43,708
Preferred unit distributions	(3,157)	—	—	—	(3,157)

Net income (loss) attributable to common units	$40,551	$90,212	$4,657	(94,869)	$40,551

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$117,262	$—	$—	$117,262
Recoveries from tenants	7,110	69,014	—	(7,110)	69,014
Other revenues	—	524	13,482	—	14,006

Total revenues	7,110	186,800	13,482	(7,110)	200,282
Expenses:
Property operating costs	—	69,588	433	(7,110)	62,911
Real estate taxes and insurance	—	4,865	426	—	5,291
Depreciation and amortization	27	56,671	3	—	56,701
General and administrative	11,334	304	1,720	—	13,358
Other expenses	5	113	11,367	—	11,485

Total expenses	11,366	131,541	13,949	(7,110)	149,746

Operating income (loss)	(4,256)	55,259	(467)	—	50,536
Interest income	84	294	3	—	381
Interest:
Expense incurred	(1,950)	(22,990)	(522)	—	(25,462)
Amortization of deferred financing costs	(73)	(8,545)	(236)	—	(8,854)
Equity in earnings	9,081	—	—	(9,081)	—
Loss on discontinuance of cash flow hedge	—	(13,715)	—	—	(13,715)

Net income (loss)	2,886	10,303	(1,222)	(9,081)	2,886
Net loss attributable to noncontrolling interests	32	—	—	—	32

Net income (loss) attributable to controlling interests	2,918	10,303	(1,222)	(9,081)	2,918
Preferred unit distributions	—	—	—	—	—

Net income (loss) attributable to common units	$2,918	$10,303	$(1,222)	$(9,081)	$2,918

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,465)	$160,123	$14,675	$—	$125,333

Cash flow from investing activities
Investments in real estate—development	—	(219,250)	(131,840)	—	(351,090)
Acquisition of land held for future development	—	—	(9,507)	—	(9,507)
Investments in affiliates	(221,662)	79,620	142,042	—	—
Interest capitalized for real estate under development	—	(11,685)	(15,339)	—	(27,024)
Improvements to real estate	—	(3,821)	—	—	(3,821)
Additions to non-real estate property	(67)	(229)	(8)	—	(304)

Net cash used in investing activities	(221,729)	(155,365)	(14,652)	—	(391,746)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Line of credit proceeds	20,000	—	—	—	20,000
Mortgage notes payable:
Repayments	—	(5,200)	—	—	(5,200)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	700	—	—	—	700
Payments of financing costs	(203)	(1,135)	—	—	(1,338)
Distributions	(58,634)	—	—	—	(58,634)

Net cash provided by (used in) financing activities	59,313	(5,231)	—	—	54,082

Net (decrease) increase in cash and cash equivalents	(211,881)	(473)	23	—	(212,331)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428

Cash and cash equivalents, ending	$9,174	$196	$727	$—	$10,097

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities

Net cash (used in) provided by operating activities	$(58,779)	$131,315	$4,316	$—	$76,852

Cash flow from investing activities
Investments in real estate—development	—	(180,813)	(84,404)	—	(265,217)
Marketable securities held to maturity
Purchase	(60,000)	—	—	—	(60,000)
Redemption	198,978	—	—	—	198,978
Investments in affiliates	(330,841)	245,446	85,395	—	—
Interest capitalized for real estate under development	—	(19,895)	(5,282)	—	(25,177)
Improvements to real estate	—	(2,985)	—	—	(2,985)
Additions to non-real estate property	(64)	(563)	(3)	—	(630)

Net cash (used in) provided by investing activities	(191,927)	41,190	(4,294)	—	(155,031)

Cash flow from financing activities
Issuance of common units, net of offering costs	305,176	—	—	—	305,176
Issuance of preferred units, net of offering costs	178,620	—	—	—	178,620
Mortgage notes payable:
Lump sum payoffs	—	(196,500)	—	—	(196,500)
Repayments	—	(2,000)	—	—	(2,000)
Return of escrowed proceeds	—	8,896	—	—	8,896
Exercises of stock options	820	—	—	—	820
Payments of financing costs	(2,931)	(19)	—	—	(2,950)
Distributions	(25,043)	—	—	—	(25,043)

Net cash provided by (used in) financing activities	456,642	(189,623)	—	—	267,019

Net increase (decrease) in cash and cash equivalents	205,936	(17,118)	22	—	188,840
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588

Cash and cash equivalents, ending	$221,055	$669	$704	$—	$222,428

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2009
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities

Net cash provided by (used in) operating activities	$(8,472)	$76,043	$(1,673)	$—	$65,898

Cash flow from investing activities
Investments in real estate—development	—	(113,918)	—	—	(113,918)
Marketable securities held to maturity Purchase	(138,978)	—	—	—	(138,978)
Investments in affiliates	(385,883)	385,087	796	—	—
Interest capitalized for real estate under development	—	(5,691)	—	—	(5,691)
Improvements to real estate	—	(3,384)	—	—	(3,384)
Additions to non-real estate property	(41)	(363)	—	—	(404)

Net cash (used in) provided by investing activities	(524,902)	261,731	796	—	(262,375)

Cash flow from financing activities
Line of credit:
Repayments	—	(233,424)	—	—	(233,424)
Unsecured notes:
Proceeds	550,000	—	—	—	550,000
Mortgage notes payable:
Proceeds	—	326,726	5,000	—	331,726
Lump sum payoffs	—	(360,121)	(5,000)	—	(365,121)
Repayments	—	(51,500)	—	—	(51,500)
Escrowed proceeds	—	(10,000)	—	—	(10,000)
Payments of financing costs	(13,498)	(7,812)	—	—	(21,310)
Payment for termination of cash flow hedge	—	(13,715)	—	—	(13,715)
Distributions	(10,103)	—	—	—	(10,103)

Net cash provided by (used in) financing activities	526,399	(349,846)	—	—	176,553

Net decrease in cash and cash equivalents	(6,975)	(12,072)	(877)	—	(19,924)
Cash and cash equivalents, beginning	22,094	29,859	1,559	—	53,512

Cash and cash equivalents, ending	$15,119	$17,787	$682	$—	$33,588

20. Subsequent Events

In January 2012, DFT issued an additional 2.6 million shares, or $65.0 million, of its Series B Preferred Stock in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $62.6 million. The Company used a portion of the proceeds from this offering to pay off in full the outstanding balance of its Unsecured Credit Facility and plans to use the remainder for general corporate purposes. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2011			Accumulated Depreciation at December 31, 2011	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$—	$1,781	$2,500	$158,881	$161,381	$(29,699)	2005	2001
ACC3 (1)	—	1,071	—	—	95,442	1,071	95,442	96,513	(19,113)	2006	2001
ACC4 (1)	—	6,600	506,081	—	31,913	6,600	537,994	544,594	(80,023)	2007	2006
ACC5 (1)	144,800	6,443	43	—	297,662	6,443	297,705	304,148	(18,553)	2009-2010	2007
ACC6 Phase I (1) (2)	—	2,759	113,474	—	—	2,759	113,474	116,233	(1,303)	2009-2011	2007
VA3 (1)	—	9,000	172,881	—	2,494	9,000	175,375	184,375	(36,947)	2003-2004	2003
VA4 (1)	—	6,800	140,575	—	2,199	6,800	142,774	149,574	(26,325)	2005	2005
CH1 Phase I (1)	—	12,646	70,190	1,161	112,894	13,807	183,084	196,891	(20,903)	2007-2008	2007
NJ1 Phase I (1)	—	4,311	191,649	—	8,474	4,311	200,123	204,434	(7,595)	2008-2010	2007
SC1 Phase I	—	10,102	—	—	218,525	10,102	218,525	228,627	(1,784)	2008-2011	2007

Subtotal	144,800	62,232	1,351,993	1,161	771,384	63,393	2,123,377	2,186,770	(242,245)

Development Properties
CH1 Phase II (1)	—	9,805	168,556	—	—	9,805	168,556	178,361	—		2007
NJ1 Phase II (1)	—	4,318	34,899	—	—	4,318	34,899	39,217	—		2007
SC1 Phase II	—	10,099	51,005	—	—	10,099	51,005	61,104	—		2007
ACC6 Phase II (1) (2)	—	2,759	23,326	—	—	2,759	23,326	26,085	—		2007
ACC7	—	10,052	—	—	—	10,052	—	10,052	—		2011
ACC8	—	3,705	—	—	—	3,705	—	3,705	—		2007
SC2	—	2,087	—	—	—	2,087	—	2,087	—		2007

Subtotal	—	42,825	277,786	—	—	42,825	277,786	320,611	—

Grand Total	$144,800	$105,057	$1,629,779	$1,161	$771,384	$106,218	$2,401,163	$2,507,381	$(242,245)

(1)	The subsidiaries that own these data centers are guarantors of the Company’s $550.0 million 8.5% Unsecured Notes.
(2)	The subsidiary that owns this data center is encumbered by the Company’s ACC5 Term Loan.

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

The following is a reconciliation of real estate assets and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Real estate assets
Balance, beginning of period	$2,167,172	$1,812,769	$1,764,728
Additions—property acquisitions	9,507	—	—
—improvements	330,702	354,403	48,041

Balance, end of period	$2,507,381	$2,167,172	$1,812,769

Accumulated depreciation
Balance, beginning of period	$172,537	$115,225	$63,669
Additions—depreciation	69,708	57,312	51,556

Balance, end of period	$242,245	$172,537	$115,225

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures with respect to DFT

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of DFT’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT’s principal executive officer and principal financial officer concluded as of the Evaluation Date that DFT’s disclosure controls and procedures were effective such that the information relating to DFT, including DFT’s consolidated subsidiaries, required to be disclosed in DFT’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT’s management, including DFT’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DFT’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of DFT’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, DFT’s independent registered public accounting firm, as stated in their report which appears on page 44 of this Annual Report on Form 10-K.

Controls and Procedures with respect to the Operating Partnership

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of DFT’s management, including DFT’s principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Operating Partnership’s disclosure controls and procedures were effective such that the information relating to the Operating Partnership, including the Operating Partnership’s consolidated subsidiaries, required to be disclosed in the Operating Partnership’s SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT’s management, including DFT’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DFT’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by DFT’s management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the Operating Partnership’s independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2012 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Information About Our Board of Directors and its Committees”) with respect to the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm—Principal Accountant Fees and Services”) with respect to the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS

The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES

Schedule III—Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	EXHIBITS

Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to DuPont Fabros Technology, Inc., 1212 New York Avenue, NW, Suite 900, Washington, DC 20005.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.5.1 through 10.9.2 and 10.12.1 through 10.19.

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.3.1	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.3.2	Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 19, 2012 (Registration No. 001-33748)).

3.3	Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748) (the “December 5, 2011 Form 8-K)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.’s Security Holders:

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3	Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748)).

(10)	Material Contracts:

10.1.1

Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form

S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-Q, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 19, 2012 (Registration No. 001-33748)).

10.2.1	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

10.3.2	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the December 4, 2009 Form 8-K).

10.3.3	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2010 (Registration No. 001-33748) (the “May 5, 2010 Form 10-Q”)).

10.3.4	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748) (the “April 1, 2010 Form 8-K”)).

10.3.5

Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form

10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748)).

10.4.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748) (the “May 11, 2010 Form 8-K”)).

10.4.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the May 11, 2010 Form 8-K).

10.4.3	First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.5.1	Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.5.2*	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont.

10.6.1	Second Amended and Restated Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748) (the “December 5, 2011
Form 8-K”)).

10.6.2*	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh.

10.7.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.7.2	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

10.7.3	Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the May 26, 2011 Form 8-K).

10.7.4	Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the December 5, 2011 Form 8-K).

10.8.1	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

10.8.2	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the December 5, 2011 Form 8-K).

10.9.1	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

10.9.2	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the December 5, 2011 Form 8-K).

10.10	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the March 19, 2009 Form 8-K).

10.11

Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment

No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.12.1	2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.12.2	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

10.12.3	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.12.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the March 4, 2009 Form 8-K).

10.13.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.13.2	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748)).

10.14	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the May 22, 2009 Form 8-K).

10.15.1	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748) (the “March 3, 2010 Form 8-K”)).

10.15.2	Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 15, 2011 (Registration No. 001-33748)).

10.16	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 3, 2010 Form 8-K).

10.17	2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748) (the “March 1, 2011 Form 8-K”)).

10.18	2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 1, 2011 Form 8-K).

10.19

2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011

(Registration No. 001-33748)).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101	XBRL (Extensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

By:	/s/ JEFFREY H. FOSTER
Jeffrey H. Foster
Chief Accounting Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAMMOT J. DU PONT Lammot J. du Pont	Chairman of the Board of Directors	February 23, 2012

/s/ HOSSEIN FATEH Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/ MARK L. WETZEL Mark L. Wetzel	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2012

/s/ JEFFREY H. FOSTER Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012

/s/ MICHAEL A. COKE Michael A. Coke	Director	February 23, 2012

/s/ THOMAS D. ECKERT Thomas D. Eckert	Director	February 23, 2012

/s/ JONATHAN G. HEILIGER Jonathan G. Heiliger	Director	February 23, 2012

/s/ FREDERIC V. MALEK Frederic V. Malek	Director	February 23, 2012

/s/ JOHN T. ROBERTS John T. Roberts, Jr.	Director	February 23, 2012

/s/ JOHN H. TOOLE John H. Toole	Director	February 23, 2012

EXHIBIT INDEX

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1	Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.3.1	Articles Supplementary designating DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.3.2	Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 19, 2012 (Registration No. 001-33748)).

3.3	Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748) (the “December 5, 2011 Form 8-K)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.’s Security Holders:

4.1	Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2	Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3	Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4	Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748)).

(10)	Material Contracts:

10.1.1	Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-Q, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 19, 2012 (Registration No. 001-33748)).

10.2.1	Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2	Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3	Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4	Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5	Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6	Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7	Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8	Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9	Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10	Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11	Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1	Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748) (the “December 4, 2009 Form 8-K”)).

10.3.2	Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the December 4, 2009 Form 8-K).

10.3.3	First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2010 (Registration No. 001-33748) (the “May 5, 2010 Form 10-Q”)).

10.3.4	Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748) (the “April 1, 2010 Form 8-K”)).

10.3.5	Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748)).

10.4.1	Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748) (the “May 11, 2010 Form 8-K”)).

10.4.2	Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the May 11, 2010 Form 8-K).

10.4.3	First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.5.1	Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.5.2*	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont.

10.6.1	Second Amended and Restated Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748) (the “December 5, 2011 Form 8-K”)).

10.6.2*	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh.

10.7.1	Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.7.2	First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748) (the “May 5, 2009 Form 10-Q”)).

10.7.3	Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the May 26, 2011 Form 8-K).

10.7.4	Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the December 5, 2011 Form 8-K).

10.8.1	Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the May 5, 2009 Form 10-Q).

10.8.2	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the December 5, 2011 Form 8-K).

10.9.1	Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748) (the “March 19, 2009 Form 8-K”)).

10.9.2	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the December 5, 2011 Form 8-K).

10.10	Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the March 19, 2009 Form 8-K).

10.11	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.12.1	2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.12.2	First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the May 5, 2009 Form 10-Q).

10.12.3	Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.12.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748) (the “March 4, 2009 Form 8-K”)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the March 4, 2009 Form 8-K).

10.13.1	2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748) (the “May 22, 2009 Form 8-K”)).

10.13.2	Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748)).

10.14	2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the May 22, 2009 Form 8-K).

10.15.1	2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748) (the “March 3, 2010 Form 8-K”)).

10.15.2	Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 15, 2011 (Registration No. 001-33748)).

10.16	2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 3, 2010 Form 8-K).

10.17	2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748) (the “March 1, 2011 Form 8-K”)).

10.18	2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the March 1, 2011 Form 8-K).

10.19	2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

21.1	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2	Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101	XBRL (Extensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

*	Filed herewith.