Form 10-Q
period 2012-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2012-05-02
CIK 1407739, 1418175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	63,233,203

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.

DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2012, DFT owned 76.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets of DFT and the Operating Partnership as of March 31, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.

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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,309,961	2,123,377

	2,383,158	2,186,770
Less: accumulated depreciation	(262,654)	(242,245)

Net income producing property	2,120,504	1,944,525
Construction in progress and land held for development	142,802	320,611

Net real estate	2,263,306	2,265,136
Cash and cash equivalents	55,198	14,402
Restricted cash	19	174
Rents and other receivables	4,517	1,388
Deferred rent	131,885	126,862
Lease contracts above market value, net	11,080	11,352
Deferred costs, net	40,487	40,349
Prepaid expenses and other assets	27,019	31,708

Total assets	$2,533,511	$2,491,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	143,500	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	23,682	22,955
Construction costs payable	7,299	20,300
Accrued interest payable	14,186	2,528
Dividend and distribution payable	15,600	14,543
Lease contracts below market value, net	17,062	18,313
Prepaid rents and other liabilities	33,602	29,058

Total liabilities	804,931	822,497
Redeemable noncontrolling interests – operating partnership	463,740	461,739
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at March 31, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common stock, $.001 par value, 250,000,000 shares authorized, 63,098,510 shares issued and outstanding at March 31, 2012 and 62,914,987 shares issued and outstanding at December 31, 2011	63	63
Additional paid in capital	915,438	927,902
Accumulated deficit	(1,911)	(7,080)

Total stockholders’ equity	1,264,840	1,207,135

Total liabilities and stockholders’ equity	$2,533,511	$2,491,371

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2012	2011
Revenues:
Base rent	$53,170	$47,188
Recoveries from tenants	24,086	20,858
Other revenues	1,126	453

Total revenues	78,382	68,499
Expenses:
Property operating costs	22,363	18,100
Real estate taxes and insurance	2,171	1,656
Depreciation and amortization	21,870	18,091
General and administrative	5,236	4,798
Other expenses	668	198

Total expenses	52,308	42,843

Operating income	26,074	25,656
Interest income	34	211
Interest:
Expense incurred	(11,863)	(7,659)
Amortization of deferred financing costs	(887)	(624)

Net income	13,358	17,584
Net income attributable to redeemable noncontrolling interests – operating partnership	(1,570)	(3,472)

Net income attributable to controlling interests	11,788	14,112
Preferred stock dividends	(6,619)	(4,157)

Net income attributable to common shares	$5,169	$9,955

Earnings per share – basic:
Net income attributable to common shares	$0.08	$0.15

Weighted average common shares outstanding	62,568,547	60,210,596

Earnings per share – diluted:
Net income attributable to common shares	$0.08	$0.15

Weighted average common shares outstanding	63,548,098	61,382,290

Dividends declared per common share	$0.12	$0.12

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands except share data)

		Common Shares		Additional
	Preferred			Paid-in	Accumulated
	Stock	Number	Amount	Capital	Deficit	Total
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					11,788	11,788

Issuance of preferred stock	65,000			(2,304)		62,696
Dividends declared on common stock				(7,571)		(7,571)
Dividends earned on preferred stock					(6,619)	(6,619)
Redemption of Operating Partnership units		97,500	—	2,400		2,400
Issuance of stock awards		138,075	—	15		15
Stock option exercises		52,264	—	429		429
Retirement and forfeiture of stock awards		(104,316)	—	(2,327)		(2,327)
Amortization of deferred compensation				2,001		2,001
Adjustment to redeemable noncontrolling interests – operating partnership				(5,107)		(5,107)

Balance at March 31, 2012	$351,250	63,098,510	$63	$915,438	$(1,911)	$1,264,840

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months ended March 31,
	2012	2011
Cash flow from operating activities
Net income	$13,358	$17,584
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,870	18,091
Straight line rent	(5,023)	(11,868)
Amortization of deferred financing costs	887	624
Amortization of lease contracts above and below market value	(979)	(536)
Compensation paid with Company common shares	2,034	1,406
Changes in operating assets and liabilities
Restricted cash	155	223
Rents and other receivables	(3,129)	(95)
Deferred costs	(175)	(1,300)
Prepaid expenses and other assets	(3,329)	(495)
Accounts payable and accrued liabilities	727	(1,524)
Accrued interest payable	11,658	11,681
Prepaid rents and other liabilities	2,139	(406)

Net cash provided by operating activities	40,193	33,385

Cash flow from investing activities
Investments in real estate – development	(22,410)	(110,589)
Interest capitalized for real estate under development	(1,155)	(6,254)
Improvements to real estate	(179)	(437)
Additions to non-real estate property	(54)	(63)

Net cash used in investing activities	(23,798)	(117,343)

Cash flow from financing activities
Issuance of preferred stock, net of offering costs	62,696	97,482
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(1,300)	(1,300)
Return of escrowed proceeds	—	1,104
Exercises of stock options	429	129
Payments of financing costs	(2,015)	(155)
Dividends and distributions:
Common shares	(7,550)	(7,179)
Preferred shares	(5,572)	(3,723)
Redeemable noncontrolling interests – operating partnership	(2,287)	(2,634)

Net cash provided by financing activities	24,401	83,724

Net increase (decrease) in cash and cash equivalents	40,796	(234)
Cash and cash equivalents, beginning	14,402	226,950

Cash and cash equivalents, ending	$55,198	$226,716

Supplemental information:
Cash paid for interest	$1,361	$2,233

Deferred financing costs capitalized for real estate under development	$76	$295

Construction costs payable capitalized for real estate under development	$7,299	$48,027

Redemption of OP units for common shares	$2,400	$21,500

Adjustments to redeemable noncontrolling interests	$5,107	$60,376

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands except units)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,309,961	2,123,377

	2,383,158	2,186,770
Less: accumulated depreciation	(262,654)	(242,245)

Net income producing property	2,120,504	1,944,525
Construction in progress and land held for development	142,802	320,611

Net real estate	2,263,306	2,265,136
Cash and cash equivalents	50,902	10,097
Restricted cash	19	174
Rents and other receivables	4,517	1,388
Deferred rent	131,885	126,862
Lease contracts above market value, net	11,080	11,352
Deferred costs, net	40,487	40,349
Prepaid expenses and other assets	27,019	31,708

Total assets	$2,529,215	$2,487,066

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	143,500	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	23,682	22,955
Construction costs payable	7,299	20,300
Accrued interest payable	14,186	2,528
Dividend and distribution payable	15,600	14,543
Lease contracts below market value, net	17,062	18,313
Prepaid rents and other liabilities	33,602	29,058

Total liabilities	804,931	822,497
Redeemable partnership units	463,740	461,739
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2012 and 4,050,000 shares issued or outstanding at December 31, 2011	166,250	101,250
Common units, 62,436,137 issued and outstanding at March 31, 2012 and 62,252,614 issued and outstanding at December 31, 2011	896,062	903,917
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2012 and December 31, 2011	13,232	12,663

Total partners’ capital	1,260,544	1,202,830

Total liabilities and partners’ capital	$2,529,215	$2,487,066

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2012	2011
Revenues:
Base rent	$53,170	$47,188
Recoveries from tenants	24,086	20,858
Other revenues	1,126	453

Total revenues	78,382	68,499
Expenses:
Property operating costs	22,363	18,100
Real estate taxes and insurance	2,171	1,656
Depreciation and amortization	21,870	18,091
General and administrative	5,236	4,798
Other expenses	668	198

Total expenses	52,308	42,843

Operating income	26,074	25,656
Interest income	34	211
Interest:
Expense incurred	(11,863)	(7,659)
Amortization of deferred financing costs	(887)	(624)

Net income	13,358	17,584
Preferred unit distributions	(6,619)	(4,157)

Net income attributable to common units	$6,739	$13,427

Earnings per unit – basic:
Net income attributable to common units	$0.08	$0.16

Weighted average common units outstanding	81,573,944	81,211,317

Earnings per unit – diluted:
Net income attributable to common units	$0.08	$0.16

Weighted average common units outstanding	82,553,495	82,383,011

Distributions declared per unit	$0.12	$0.12

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			13,218		140	13,358
Issuance of OP units for preferred stock offering	65,000		(2,304)		—	62,696
Common unit distributions			(9,744)		(103)	(9,847)
Preferred unit distributions			(6,550)		(69)	(6,619)
Issuance of OP units to REIT when redeemable partnership units redeemed		97,500	2,400		—	2,400
Issuance of OP units		138,075	15		—	15
Issuance of OP units due to option exercises		52,264	429		—	429
Retirement and forfeiture of OP units		(104,316)	(2,327)		—	(2,327)
Amortization of deferred compensation costs			2,001		—	2,001
Adjustment to redeemable partnership units			(4,993)		601	(4,392)

Balance at March 31, 2012	$351,250	62,436,137	$896,062	662,373	$13,232	$1,260,544

See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months ended March 31,
	2012	2011
Cash flow from operating activities
Net income	$13,358	$17,584
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,870	18,091
Straight line rent	(5,023)	(11,868)
Amortization of deferred financing costs	887	624
Amortization of lease contracts above and below market value	(979)	(536)
Compensation paid with Company common shares	2,034	1,406
Changes in operating assets and liabilities
Restricted cash	155	223
Rents and other receivables	(3,129)	(95)
Deferred costs	(175)	(1,300)
Prepaid expenses and other assets	(3,329)	(495)
Accounts payable and accrued liabilities	736	(1,325)
Accrued interest payable	11,658	11,681
Prepaid rents and other liabilities	2,139	(406)

Net cash provided by operating activities	40,202	33,584

Cash flow from investing activities
Investments in real estate – development	(22,410)	(110,589)
Interest capitalized for real estate under development	(1,155)	(6,254)
Improvements to real estate	(179)	(437)
Additions to non-real estate property	(54)	(63)

Net cash used in investing activities	(23,798)	(117,343)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,696	97,482
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(1,300)	(1,300)
Return of escrowed proceeds	—	1,104
Issuance of OP units for stock option exercises	429	129
Payments of financing costs	(2,015)	(155)
Distributions	(15,409)	(13,536)

Net cash provided by financing activities	24,401	83,724

Net increase (decrease) in cash and cash equivalents	40,805	(35)
Cash and cash equivalents, beginning	10,097	222,428

Cash and cash equivalents, ending	$50,902	$222,393

Supplemental information:
Cash paid for interest	$1,361	$2,233

Deferred financing costs capitalized for real estate under development	$76	$295

Construction costs payable capitalized for real estate under development	$7,299	$48,027

Redemption of OP units for common shares	$2,400	$21,500

Adjustments to redeemable partnership units	$4,392	$62,212

See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.

DUPONT FABROS TECHNOLOGY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

1. Description of Business

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned 76.9% of the common economic interest in the Operating Partnership, of which 1.1% is held as general partnership units. As of March 31, 2012, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	data center projects available for future development – the second phases of ACC6, NJ1 and SC1; and

•	land that may be used to develop additional data centers – referred to as ACC7, ACC8 and SC2.

CH1 Phase II was placed in service on February 1, 2012.

2. Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.

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

As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and accumulated deficit. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets of DFT and the Operating Partnership as of March 31, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.

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

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.

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

Property

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $20.7 million and $16.9 million for the three months ended March 31, 2012 and 2011, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. Repairs and maintenance costs are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2012 and 2011.

Deferred Costs

Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.

Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Financing costs	$23,016	$21,047
Accumulated amortization	(7,749)	(6,831)

Financing costs, net	$15,267	$14,216

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $0.2 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of deferred leasing costs totaled $1.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. Balances, net of accumulated amortization, at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Leasing costs	$46,303	$46,128
Accumulated amortization	(21,083)	(19,995)

Leasing costs, net	$25,220	$26,133

Inventory

The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2012 and December 31, 2011, the fuel inventory was $2.5 million and $2.2 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Rental Income

The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(12,020)	(11,748)

Lease contracts above market value, net	$11,080	$11,352

Lease contracts below market value	$45,700	$45,700
Accumulated amortization	(28,638)	(27,387)

Lease contracts below market value, net	$17,062	$18,313

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

Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	1,570
Distributions declared	—	(2,276)
Redemption of OP units	(97,500)	(2,400)
Adjustment to redeemable noncontrolling interests – operating partnership	—	5,107

Balance at March 31, 2012	18,966,881	$463,740

Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net income attributable to controlling interests	$11,788	$14,112
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(2,707)	(38,876)

	$9,081	$(24,764)

Comprehensive Income

For the three months ended March 31, 2012 and 2011, comprehensive income attributable to controlling interests and noncontrolling interests was comprised exclusively of net income attributable to controlling interests and noncontrolling interests.

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

Stock-based Compensation

DFT awards stock-based compensation to employees and members of its Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. The Company estimates the fair value of the awards and recognizes this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.

Reclassifications

Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets

The following is a summary of properties owned by the Company at March 31, 2012 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,910	$—	$161,410
ACC3	Ashburn, VA	1,071	95,442	—	96,513
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,705	—	304,148
ACC6 Phase I	Ashburn, VA	2,759	114,014	—	116,773
VA3	Reston, VA	9,000	175,466	—	184,466
VA4	Bristow, VA	6,800	142,774	—	149,574
CH1	Elk Grove Village, IL	23,611	358,475	—	382,086
NJ1 Phase I	Piscataway, NJ	4,311	210,149	—	214,460
SC1 Phase I	Santa Clara, CA	10,102	218,995	—	229,097

		73,197	2,309,961	—	2,383,158
Construction in progress and land held for development	(1)	—	—	142,802	142,802

		$73,197	$2,309,961	$142,802	$2,525,960

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt

Debt Summary as of March 31, 2012 and December 31, 2011

($ in thousands)

	March 31, 2012				December 31, 2011
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$143,500	21%	3.2%	2.7	$144,800
Unsecured	550,000	79%	8.5%	5.0	570,000

Total	$693,500	100%	7.4%	4.5	$714,800

Fixed Rate Debt:
Unsecured Notes	$550,000	79%	8.5%	5.0	$550,000

Fixed Rate Debt	550,000	79%	8.5%	5.0	550,000

Floating Rate Debt:
Unsecured Credit Facility (2)	—	—	—	4.0	20,000
ACC5 Term Loan	143,500	21%	3.2%	2.7	144,800

Floating Rate Debt	143,500	21%	3.2%	2.7	164,800

Total	$693,500	100%	7.4%	4.5	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.2 million during the three months ended March 31, 2012.

(1)	Rates as of March 31, 2012.
(2)	The Unsecured Credit Facility was amended in March 2012, decreasing the interest rate to LIBOR plus 1.85%, increasing the commitment to $225.0 million and extending the maturity date to March 2016 with a one-year extension option.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). The ACC5 Term Loan matures on December 2, 2014 and bears interest at LIBOR plus 3.00%. The Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

The Company was in compliance with all of the covenants under the loan as of March 31, 2012.

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

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes will be redeemable at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2013	104.250%
2014	102.125%
2015 and thereafter	100.000%

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

The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2012.

Unsecured Credit Facility

On March 21, 2012, the Company amended its unsecured revolving credit facility. The second amendment increased the total commitment under the facility to $225 million, extended the maturity date to March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions, and reduced the rate at which borrowings under the facility will bear interest.

Under the second amendment, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender’s prime rate, in each case plus an applicable margin. Prior to the Company’s Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.85%	0.85%
Level 2	Greater than 35% but less than or equal to 40%	2.00%	1.00%
Level 3	Greater than 40% but less than or equal to 45%	2.15%	1.15%
Level 4	Greater than 45% but less than or equal to 52.5%	2.30%	1.30%
Level 5	Greater than 52.5%	2.50%	1.50%

As of March 31, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The second amendment also provides that, in the event that the Company’s Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	1.05%	0.05%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.20%	0.20%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.35%	0.35%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	2.10%	1.10%

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. The second amendment also increases the amount of the borrowings under the credit agreement that may be used for letters of credit to $35 million. In addition, the second amendment allows the Company to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of March 31, 2012, no letters of credit or amounts were outstanding on the facility.

The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the facility, as amended, imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•

tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2012.

A summary of the Company’s debt maturity schedule as of March 31, 2012 is as follows:

Debt Maturity as of March 31, 2012

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2012	—		3,900	(2)	3,900	0.6%	3.2%
2013	—		5,200	(2)	5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.4%	3.2%
2015	125,000	(1)	—		125,000	18.0%	8.5%
2016	125,000	(1)	—	(3)	125,000	18.0%	8.5%
2017	300,000	(1)	—		300,000	43.3%	8.5%

Total	$550,000		$143,500		$693,500	100%	7.4%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option and requires quarterly principal payments of $1.3 million through maturity.
(3)	The Unsecured Credit Facility was amended in March 2012, decreasing the interest rate to LIBOR plus 1.85%, increasing the commitment to $225.0 million and extending the maturity date to March 2016 with a one-year extension option.
(4)	Rates as of March 31, 2012.

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

The redemption value of redeemable noncontrolling interests – operating partnership at March 31, 2012 and December 31, 2011 was $463.7 million and $461.7 million based on the closing share price of DFT’s common stock of $24.45 and $24.22, respectively, on those dates.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2012, OP unitholders redeemed a total of 97,500 OP units in exchange for an equal number of shares of common stock. See Note 2.

7. Preferred Stock

Series A Preferred Stock

In October 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185.0 million in an underwritten public offering. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

During the three months ended March 31, 2012, DFT declared a cash dividend on its Series A Preferred Stock of $0.4921875 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

Series B Preferred Stock

In March 2011, DFT issued 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $101.3 million in an underwritten public offering. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly.

In January 2012, DFT issued an additional 2.6 million shares, or $65.0 million, of its Series B Preferred Stock in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $62.7 million. The Company used a portion of the proceeds from this offering to pay off in full the outstanding balance of its Unsecured Credit Facility.

For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

During the three months ended March 31, 2012, DFT declared a cash dividend on its Series B Preferred Stock of $0.4765625 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP

During the three months ended March 31, 2012:

•

DFT issued an aggregate of 138,075 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 97,500 OP units in exchange for an equal number of shares of DFT’s common stock.

•

DFT declared a cash dividend of $0.12 per share on its common stock to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012. The OP paid equivalent distributions on OP units.

9. Equity Compensation Plan

In May 2011, DFT’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from its stockholders. The 2011 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2011 Plan allows the Company to provide equity-based compensation to its personnel in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units (“LTIP units”) and other awards.

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

As of March 31, 2012, 822,543 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 5,477,457.

Restricted Stock

Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	489,329	$15.31
Granted	137,335	$22.53
Vested	(310,200)	$11.44
Forfeited	(3,039)	$22.37

Unvested balance at March 31, 2012	313,425	$22.26

During the three months ended March 31, 2012, the Company issued 137,335 shares of restricted stock, which had a value of $3.1 million on the grant date. This amount will be amortized to expense over a three year vesting period. Also during the three months ended March 31, 2012, 310,200 shares of restricted stock vested at a value of $7.1 million on the vesting date.

As of March 31, 2012, total unearned compensation on restricted stock was $6.6 million, and the weighted average vesting period was 1.5 years.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2012 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(52,264)	$8.21

Under option, March 31, 2012	2,192,120	$15.13

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of March 31, 2012	2,192,120	$5.7 million	1.6 years	8.1 years

The following table sets forth the number of unvested options as of March 31, 2012 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18

Unvested balance at March 31, 2012	863,639	$6.93

The following table sets forth the number of exercisable options as of March 31, 2012 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(52,264)	$3.08

Options Exercisable at March 31, 2012	1,328,481	$3.46

	Exercisable Options	Intrinsic Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2012	1,328,481	$19.1 million	$10.10	7.4 years

The intrinsic value of stock options exercised during the three months ended March 31, 2012 was $0.8 million.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the three months ended March 31, 2012.

Assumption
Number of options granted	341,541
Exercise price	$22.57
Expected term (in years)	4
Expected volatility	39%
Expected annual dividend	2%
Risk-free rate	0.64%
Fair value at date of grant	$2.0 million

Performance Units

Performance unit awards are awarded to certain executive employees and have a three-year cliff life with no dividend rights. 61,033 performance units were granted during the three months ended March 31, 2012, which will be settled in common shares on the March 1, 2015 vesting date as long as the employee remains employed with the Company. These units were valued using a Monte Carlo simulation and will be amortized over the three year vesting period from the grant date to the March 1, 2015 vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three-year performance period beginning on January 1, 2012 and ending on January 1, 2015. Based on the closing price of the Company’s common stock at the grant date, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance unit awards is $4.1 million.

10. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2012	2011
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	62,568,547	60,210,596
Effect of dilutive securities	979,551	1,171,694

	Three months ended March 31,
	2012	2011
Weighted average common shares – diluted	63,548,098	61,382,290

Calculation of Earnings per Share – Basic
Net income attributable to common shares	$5,169	$9,955
Net income allocated to unvested restricted shares	(20)	(90)

Net income attributable to common shares, adjusted	5,149	9,865
Weighted average common shares – basic	62,568,547	60,210,596

Earnings per common share – basic	$0.08	$0.15

Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$5,169	$9,955
Adjustments to redeemable noncontrolling interests	19	50

Adjusted net income available to common shares	5,188	10,005
Weighted average common shares – diluted	63,548,098	61,382,290

Earnings per common share – diluted	$0.08	$0.15

For the three months ended March 31, 2012, approximately 1.1 million stock options and less than 0.1 million performance units have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive. For the three months ended March 31, 2011, 0.5 million stock options have been excluded from the calculations of diluted earnings per share as their effect would have been antidilutive.

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended March 31,
	2012	2011
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,573,944	81,211,317
Effect of dilutive securities	979,551	1,171,694

Weighted average common units – diluted	82,553,495	82,383,011

For the three months ended March 31, 2012, approximately 1.1 million stock options and less than 0.1 million performance units have been excluded from the calculations of diluted earnings per unit as their effect would have been antidilutive. For the three months ended March 31, 2011, 0.5 million stock options have been excluded from the calculations of diluted earnings per unit as their effect would have been antidilutive.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2012:

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

•

Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the consolidated balance sheets approximates fair value because of the short-term nature of these amounts.

•

Debt: As of March 31, 2012, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $693.5 million with a fair value of $750.0 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 0.62% as of March 31, 2012 plus a 3.00% spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS

(in thousands)

	March 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$63,095	$10,102	$—	$73,197
Buildings and improvements	—	2,082,228	227,733		2,309,961

	—	2,145,323	237,835	—	2,383,158
Less: accumulated depreciation	—	(258,970)	(3,684)	—	(262,654)

Net income producing property	—	1,886,353	234,151	—	2,120,504
Construction in progress and land held for development	23	65,358	77,421	—	142,802

Net real estate	23	1,951,711	311,572	—	2,263,306
Cash and cash equivalents	47,045	3,542	315	—	50,902
Restricted cash	—	19	—	—	19
Rents and other receivables	14	1,162	3,341	—	4,517
Deferred rent	—	129,779	2,106	—	131,885
Lease contracts above market value, net	—	11,080	—	—	11,080
Deferred costs, net	12,598	27,673	216	—	40,487
Investment in affiliates	2,245,007	—	—	(2,245,007)	—
Prepaid expenses and other assets	1,608	21,827	3,584	—	27,019

Total assets	$2,306,295	$2,146,793	$321,134	$(2,245,007)	$2,529,215

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	143,500	—	—	143,500
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,497	16,226	4,959	—	23,682
Construction costs payable	—	4,362	2,937	—	7,299
Accrued interest payable	13,863	323	—	—	14,186
Distribution payable	15,600	—	—	—	15,600
Lease contracts below market value, net	—	17,062	—	—	17,062
Prepaid rents and other liabilities	51	32,746	805	—	33,602

Total liabilities	582,011	214,219	8,701	—	804,931
Redeemable partnership units	463,740	—	—	—	463,740
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2012	166,250	—	—	—	166,250
62,436,137 common units issued and outstanding at March 31, 2012	896,062	1,932,574	312,433	(2,245,007)	896,062
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2012	13,232	—	—	—	13,232

Total partners’ capital	1,260,544	1,932,574	312,433	(2,245,007)	1,260,544

Total liabilities & partners’ capital	$2,306,295	$2,146,793	$321,134	$(2,245,007)	$2,529,215

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

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended March 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$51,792	$1,421	$(43)	$53,170
Recoveries from tenants	3,332	23,719	367	(3,332)	24,086
Other revenues	—	338	804	(16)	1,126

Total revenues	3,332	75,849	2,592	(3,391)	78,382
Expenses:
Property operating costs	—	24,400	1,311	(3,348)	22,363
Real estate taxes and insurance	—	1,747	424	—	2,171
Depreciation and amortization	30	19,806	2,034	—	21,870
General and administrative	4,531	28	677	—	5,236
Other expenses	—	—	711	(43)	668

Total expenses	4,561	45,981	5,157	(3,391)	52,308

Operating income	(1,229)	29,868	(2,565)	—	26,074
Interest income	74	—	—	(40)	34
Interest:
Expense incurred	(11,832)	(31)	(40)	40	(11,863)
Amortization of deferred financing costs	(707)	(180)	—	—	(887)
Equity in earnings	27,052	—	—	(27,052)	—

Net income	13,358	29,657	(2,605)	(27,052)	13,358
Preferred unit distributions	(6,619)	—	—	—	(6,619)

Net income attributable to common units	$6,739	$29,657	$(2,605)	$(27,052)	$6,739

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended March 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$47,188	$—	$—	$47,188
Recoveries from tenants	2,882	20,858	—	(2,882)	20,858
Other revenues	—	228	225	—	453

Total revenues	2,882	68,274	225	(2,882)	68,499
Expenses:
Property operating costs	—	20,982	—	(2,882)	18,100
Real estate taxes and insurance	—	1,634	22	—	1,656
Depreciation and amortization	27	18,063	1	—	18,091
General and administrative	4,118	30	650	—	4,798
Other expenses	21	—	177	—	198

Total expenses	4,166	40,709	850	(2,882)	42,843

Operating income	(1,284)	27,565	(625)	—	25,656
Interest income	210	1	—	—	211
Interest:
Expense incurred	(11,775)	(204)	4,320	—	(7,659)
Amortization of deferred financing costs	(745)	(71)	192	—	(624)
Equity in earnings	31,178	—	—	(31,178)	—

Net income	17,584	27,291	3,887	(31,178)	17,584
Preferred unit distributions	(4,157)	—	—	—	(4,157)

Net income attributable to common units	$13,427	$27,291	$3,887	$(31,178)	$13,427

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(14,422)	$54,255	$369	$—	$40,202

Cash flow from investing activities
Investments in real estate – development	(14)	(16,380)	(6,016)	—	(22,410)
Investments in affiliates	26,622	(31,890)	5,268	—	—
Interest capitalized for real estate under development	—	(1,155)	—	—	(1,155)
Improvements to real estate	—	(164)	(15)	—	(179)
Additions to non-real estate property	(16)	(20)	(18)	—	(54)

Net cash provided by (used in) investing activities	26,592	(49,609)	(781)	—	(23,798)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,696	—	—	—	62,696
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(1,300)	—	—	(1,300)
Exercises of stock options	429	—	—	—	429
Payments of financing costs	(2,015)	—	—	—	(2,015)
Distributions	(15,409)	—	—	—	(15,409)

Net cash provided by (used in) financing activities	25,701	(1,300)	—	—	24,401

Net increase in cash and cash equivalents	37,871	3,346	(412)	—	40,805
Cash and cash equivalents, beginning	9,174	196	727	—	10,097

Cash and cash equivalents, ending	$47,045	$3,542	$315	$—	$50,902

DUPONT FABROS TECHNOLOGY, L.P.

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(14,663)	$44,340	$3,907	$—	$33,584

Cash flow from investing activities
Investments in real estate – development	—	(42,242)	(68,347)	—	(110,589)
Investments in affiliates	(69,460)	692	68,768	—	—
Interest capitalized for real estate under development	—	(1,934)	(4,320)	—	(6,254)
Improvements to real estate	—	(437)	—	—	(437)
Additions to non-real estate property	(62)	(1)	—	—	(63)

Net cash used in investing activities	(69,522)	(43,922)	(3,899)	—	(117,343)

Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,482	—	—	—	97,482
Mortgage notes payable:
Repayments	—	(1,300)	—	—	(1,300)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	129	—	—	—	129
Payments of financing costs	(155)	—	—	—	(155)
Distributions	(13,536)	—	—	—	(13,536)

Net cash provided by (used in) financing activities	83,920	(196)	—	—	83,724

Net decrease in cash and cash equivalents	(265)	222	8	—	(35)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428

Cash and cash equivalents, ending	$220,790	$891	$712	$—	$222,393

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a detailed discussion of certain risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2012, owned 76.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.

As of March 31, 2012, the Company owns and operates ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. On February 1, 2012, the Company placed into service the second phase of its CH1 data center in Elk Grove Village, Illinois. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. As of the date of this report, ACC6 Phase II is under development, with completion expected in late 2012. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the its growing portfolio.

The following tables present certain data of the operating properties and development projects as of March 31, 2012:

Operating Properties

As of March 31, 2012

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased (5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	100%	100%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%

Subtotal – stabilized			1,712,000	840,000	137.9	99%	99%

Completed not Stabilized
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	36%	36%
ACC6 Phase I (6)	Ashburn, VA	2011	131,000	66,000	13.0	8%	8%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	38%	38%
CH1 Phase II	Elk Grove Village, IL	2012	200,000	109,000	18.2	79%	57%

Subtotal – non-stabilized			691,000	351,000	67.6	43%	37%

Total Operating Properties			2,403,000	1,191,000	205.5	81%	79%

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.
(2)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(3)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(4)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).
(5)	Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of March 31, 2012 represent $213 million of base rent on a straight-line basis and $202 million on a cash basis over the next twelve months.
(6)	As of April 26, 2012, ACC6 Phase I is 83% leased and 75% commenced.

Lease Expirations

As of March 31, 2012

The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2012. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2012(4)	2	72	7.3%	6,878	4.1%	3.6%
2013	2	30	3.0%	3,030	1.8%	0.9%
2014	6	35	3.5%	6,287	3.8%	3.8%
2015	6	84	8.5%	16,250	9.8%	8.9%
2016	5	71	7.2%	11,640	7.0%	6.9%
2017	11	104	10.5%	19,195	11.5%	11.6%
2018	8	111	11.2%	22,702	13.7%	13.7%
2019	10	124	12.6%	22,367	13.5%	12.9%
2020	8	82	8.3%	13,895	8.4%	9.0%
2021	7	130	13.2%	21,669	13.0%	14.4%
After 2021	12	145	14.7%	22,302	13.4%	14.3%

Total	77	988	100%	166,215	100%	100%

(1)	Represents 33 tenants with 77 lease expiration dates, including three leases that have not yet commenced for one existing tenant. Top three tenants represent 47% of annualized base rent as of March 31, 2012, excluding one tenant’s lease that expires on April 30, 2012.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	One MW is equal to 1,000 kW.
(4)	One lease will expire on April 30, 2012, representing 67,000 raised square feet, 6.7% of leased raised square feet, 5,740 kW of critical load and 2.8% of annualized base rent as of March 31, 2012. The second lease has an option to terminate on six months notice.

Development Projects

The following table presents a summary of the Company’s development properties as of March 31, 2012:

Development Projects

As of March 31, 2012

($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Construction in Progress & Land Held for Development (4)

Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	$61,621
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212
ACC6 Phase II (5)	Ashburn, VA	131,000	66,000	13.0	26,169

		491,000	242,000	49.4	127,002

Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4	10,052
ACC8	Ashburn, VA	100,000	50,000	10.4	3,693
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4	2,055

		760,000	397,000	83.2	15,800

Total		1,251,000	639,000	132.6	$142,802

(1)	Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.
(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.
(3)	Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).
(4)	Amount capitalized as of March 31, 2012. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.
(5)	As of April 26, 2012, ACC6 Phase II is 67% pre-leased and in development. Estimated total costs to build is $120 million.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. In the first quarter of 2012, the Company executed three leases representing 4.83 MW of critical load and 23,385 raised square feet of space with an average lease term of 6.5 years. Two leases were at SC1 Phase I comprising 4.55 MW of critical load and 22,000 raised square feet and one lease was at NJ1 Phase I comprising 0.28 MW of critical load and 1,385 raised square feet.

Subsequent to the first quarter of 2012, the Company executed two leases and one pre-lease totaling 18.42 MW and 92,917 raised square feet at the ACC6 data center facility. The two leases were at ACC6 Phase I totaling 9.75 MW and 48,984 raised square feet, and the pre-lease was at ACC6 Phase II for 8.67 MW and 43,933 raised square feet. Because of this leasing activity, from which ACC6 Phase I is now 83% leased and ACC6 Phase II is 67% pre-leased, the Company has commenced development of ACC6 Phase II, which has an anticipated completion date of late 2012.

Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance – commonly referred to as a triple net lease. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company’s leases provide for annual rent increases, generally at a rate of 3% or a function of the consumer price index.

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term was approximately 6.6 years as of March 31, 2012. Although less than 10% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2014, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. Changes in the conditions of any of the markets in which the Company’s operating properties are located will impact the overall performance of the Company’s current and future operating properties and the Company’s ability to fully lease its properties. The ability of the Company’s tenants to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which the Company operates or downturns in the technology industry.

The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in four of its operating properties that were recently placed into service – ACC6 Phase I, NJ1 Phase I, SC1 Phase I and CH1 Phase II. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. Recently, there appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space at the four properties recently placed into service. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its current rentals.

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

Our three largest tenants comprised 47% of our annualized base rent as of March 31, 2012, excluding one tenant’s lease that expired on April 30, 2012. None of our three largest tenants’ leases have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.

The Company’s second largest tenant, Yahoo!, comprising 13.7% of the Company’s annualized base rent as of March 31, 2012 (excluding one tenants’s lease that expired on April 30, 2012), with lease expirations ranging from 2012 to 2019, informed the Company in June 2011 that it will not renew one of its leases comprising 2.8% of the Company’s consolidated annualized base rent as of March 31, 2012. This lease will expire on April 30, 2012 and the Company is actively marketing this space. This tenant’s next lease is scheduled to expire in the third quarter of 2015 and a third lease is scheduled to expire ratably in equal amounts in 2017, 2018 and 2019.

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

Results of Operations

This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned 76.9% of the common economic interest in the Operating Partnership, of which approximately 1% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenue. Operating revenue for the three months ended March 31, 2012 was $78.4 million. This includes base rent of $53.2 million, tenant recoveries of $24.1 million, which includes our property management fee, and other revenue of $1.1 million, partially from a la carte projects for our tenants performed by our TRS. This compares to revenue of $68.5 million for the three months ended March 31, 2011. The increase of $9.9 million, or 14.4%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 were $52.3 million, compared to $42.8 million for the three months ended March 31, 2011. The increase of $9.5 million, or 22.2%, was primarily due to the following: $4.8 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011 and CH1 Phase II was opened in February 2012 and $3.8 million increase from depreciation and amortization from the opening of these new data centers. The percentage increase in operating expenses was greater than the increase in operating revenues, described above, primarily due to placing into service ACC6 Phase I, SC1 Phase I and CH1 Phase II, whose operating expenses are not yet fully recoverable as these properties are still in lease-up.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2012 was $12.8 million compared to interest expense of $8.3 million for the three months ended March 31, 2011. Total interest incurred for the three months ended March 31, 2012 was $14.0 million, of which $1.2 million was capitalized, as compared to $14.8 million for the corresponding period in 2011, of which $6.5 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in the second half of 2011. Interest capitalized decreased period over period as the Company had three projects under development in 2011 and only one project under development in 2012 which was completed in February.

Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2012 was $1.6 million as compared to $3.5 million for the three months ended March 31, 2011. The decrease of $1.9 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense, described above, its share of higher preferred stock dividends of $2.5 million related to the Company’s Series B Preferred Stock issued in March 2011 and January 2012 and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.0 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2011 through March 31, 2012.

Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2012 was $5.2 million as compared to $10.0 million for the three months ended March 31, 2011. The decrease of $4.8 million was primarily due to higher interest expense and higher preferred stock dividends, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders, each described above.

Liquidity and Capital Resources

Discussion of Cash Flows

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2012 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net cash provided by operating activities increased by $6.8 million, or 20.4%, to $40.2 million for the three months ended March 31, 2012, as compared to $33.4 million for the corresponding period in 2011. The increase is primarily due to leases commencing since the first quarter of 2011, partially offset by increases in rents and other receivables and prepaid expenses and other assets. The Company expects increased cash provided by operating activities for the remainder of the 2012 as compared to 2011.

Net cash used in investing activities decreased by $93.5 million, or 79.7%, to $23.8 million for the three months ended March 31, 2012 compared to $117.3 million for the corresponding period in 2011. Cash used in investing activities in each period consisted of expenditures for projects under development. During the first quarter of 2011, we had three projects under development, while there was only one project under development during the first quarter of 2012 – CH1 Phase II – which was placed into service on February 1, 2012. The Company expects development-related expenditures and capitalized interest to decrease significantly in 2012 compared to 2011 as the Company currently plans to develop only one project – ACC6 Phase II – during the remainder of 2012. The Company currently does not anticipate any additional capital raises for the remainder of 2012.

Net cash provided by financing activities decreased by $59.3 million, or 70.8%, to $24.4 million for the three months ended March 31, 2012 compared to $83.7 million for the corresponding period in 2011. Cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net pay down of the unsecured revolving credit facility, $15.4 million paid for dividends and distributions, $2.0 million in financing costs paid to amend the revolving credit facility and a $1.3 million principal payment on the ACC5 Term Loan. Cash provided by financing activities for the three months ended March 31, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and the release of $1.1 million of funds held in an interest reserve for the ACC5 Term Loan, partially offset by $13.5 million paid for dividends and distributions and a $1.3 million principal payment on the ACC5 Term Loan.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of March 31, 2012:

Capital Structure as of March 31, 2012

(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				143,500
Unsecured Notes				550,000

Total Debt				693,500	22.7%
Common Shares	77%	63,098
Operating Partnership (“OP”) Units	23%	18,967

Total Shares and Units	100%	82,065
Common Share Price at March 31, 2012		$24.45

Common Share and OP Unit Capitalization			$2,006,489
Preferred Stock ($25 per share liquidation preference)			351,250

Total Equity				2,357,739	77.3%

Total Market Capitalization				$3,051,239	100.0%

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

The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities. The Company plans to fund ACC6 Phase II with cash generated from operations and borrowings under its Unsecured Credit Facility, as defined herein.

In January 2012, DFT issued an additional 2.6 million shares of its Series B Preferred Stock, resulting in net proceeds to the Company of $62.7 million. The Company used a portion of the proceeds from this offering to pay down in full the outstanding balance of its unsecured revolving credit facility.

In March 2012, the Company amended its unsecured revolving credit facility, increasing the total commitment under the facility from $100 million to $225 million, extending the maturity date to March 21, 2016 with a one-year extension option and reducing the rate at which borrowings under the facility will bear interest.

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

Outstanding Indebtedness

A summary of the Company’s total debt as of March 31, 2012 and December 31, 2011 is as follows:

Debt Summary as of March 31, 2012 and December 31, 2011

($ in thousands)

	March 31, 2012				December 31, 2011
	Amounts	% of Total	Rates (1)	Maturities (years)	Amounts
Secured	$143,500	21%	3.2%	2.7	$144,800
Unsecured	550,000	79%	8.5%	5.0	570,000

Total	$693,500	100%	7.4%	4.5	$714,800

Fixed Rate Debt:
Unsecured Notes	$550,000	79%	8.5%	5.0	$550,000

Fixed Rate Debt	550,000	79%	8.5%	5.0	550,000

Floating Rate Debt:
Unsecured Credit Facility (2)	—	—	—	4.0	20,000
ACC5 Term Loan	143,500	21%	3.2%	2.7	144,800

Floating Rate Debt	143,500	21%	3.2%	2.7	164,800

Total	$693,500	100%	7.4%	4.5	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.2 million during the three months ended March 31, 2012.

(1)	Rates as of March 31, 2012.
(2)	The Unsecured Credit Facility was amended in March 2012, decreasing the interest rate to LIBOR plus 1.85%, increasing the commitment to $225.0 million and extending the maturity date to March 2016 with a one-year extension option.

Outstanding Indebtedness

ACC5 Term Loan

On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). The ACC5 Term Loan matures on December 2, 2014 and bears interest at LIBOR plus 3.00%. The Company is prohibited from prepaying the ACC5 Term Loan prior to July 31, 2012 and, from July 31, 2012 through November 30, 2012, the Company may prepay the loan, in whole or in part, if it pays exit fees ranging from 0.75% to 1.00% of the then-outstanding principal balance. After November 30, 2012, the Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The Company may increase the total loan on or before June 30, 2012 to not more than $250 million, subject to lender commitments, receipt of new appraisals of the ACC5 and ACC6 property, a minimum debt service coverage ratio of no less than 1.65 to 1, and a maximum loan-to-value of 50%.

The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.

The Company was in compliance with all of the covenants under the loan as of March 31, 2012.

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

At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes will be redeemable at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2013	104.250%
2014	102.125%
2015 and thereafter	100.000%

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

The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2012.

Unsecured Credit Facility

On March 21, 2012, the Company amended its unsecured revolving credit facility. The second amendment increased the total commitment under the facility to $225 million, extended the maturity date to March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions, and reduced the rate at which borrowings under the facility will bear interest.

Under the second amendment, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender’s prime rate, in each case plus an applicable margin. Prior to the Company’s Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.85%	0.85%
Level 2	Greater than 35% but less than or equal to 40%	2.00%	1.00%
Level 3	Greater than 40% but less than or equal to 45%	2.15%	1.15%
Level 4	Greater than 45% but less than or equal to 52.5%	2.30%	1.30%
Level 5	Greater than 52.5%	2.50%	1.50%

As of March 31, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The second amendment also provides that, in the event that the Company’s Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	1.05%	0.05%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.20%	0.20%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.35%	0.35%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	2.10%	1.10%

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. The second amendment also increases the amount of the borrowings under the credit agreement that may be used for letters of credit to $35 million. In addition, the second amendment allows the Company to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of March 31, 2012, no letters of credit or amounts were outstanding on the facility.

The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the facility, as amended, imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•

tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2012.

A summary of the Company’s debt maturity schedule as of March 31, 2012 is as follows:

Debt Maturity as of March 31, 2012

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates (4)
2012	—		3,900	(2)	3,900	0.6%	3.2%
2013	—		5,200	(2)	5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.4%	3.2%
2015	125,000	(1)	—		125,000	18.0%	8.5%
2016	125,000	(1)	—	(3)	125,000	18.0%	8.5%
2017	300,000	(1)	—		300,000	43.3%	8.5%

Total	$550,000		$143,500		$693,500	100%	7.4%

(1)	The Unsecured Notes have mandatory amortizations of $125.0 million due in 2015, $125.0 million due in 2016 and $300.0 million due in 2017.
(2)	The ACC5 Term Loan matures on December 2, 2014 with no extension option and requires quarterly principal payments of $1.3 million through maturity.
(3)	The Unsecured Credit Facility was amended in March 2012, decreasing the interest rate to LIBOR plus 1.85%, increasing the commitment to $225.0 million and extending the maturity date to March 2016 with a one-year extension option.
(4)	Rates as of March 31, 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2012, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt obligations	$3,900	$139,600	$250,000	$300,000	$693,500
Interest on long-term debt obligations	38,550	101,949	81,990	24,438	246,927
Construction costs payable	7,299	—	—	—	7,299
Operating leases	293	810	701	—	1,804

Total	$50,042	$242,359	$332,691	$324,438	$949,530

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
(in thousands)	2012	2011
Net income	$13,358	$17,584
Depreciation and amortization	21,870	18,091
Less: Non real estate depreciation and amortization	(274)	(203)

FFO (1)	$34,954	$35,472

(1)	Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company also presents FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

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

The Company’s variable rate debt consists of the ACC5 Term Loan and the Unsecured Credit Facility. The ACC5 Term Loan bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of March 31, 2012 would decrease future net income and cash flows by $1.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at March 31, 2012, a decrease of 0.2% would increase future net income and cash flows by $0.3 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At March 31, 2012, 79% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange act) that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company does not have a stock repurchase program. However, during the three months ended March 31, 2012, some of the Company’s employees were deemed to have surrendered shares of DFT’s common stock to satisfy withholding tax obligations associated with the vesting of shares of restricted common stock. Specifically, during the three months ended March 31, 2012, the Company acquired and retired 101,277 shares of common stock at an average price per share of $22.97 (based on the average of the opening and closing price of DFT’s common stock as of the dates of the determination of the withholding tax amounts, which was the date the restricted stock vested). The Company did not pay any cash consideration to acquire these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 20, 2012).

10.1	Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 26, 2012).

10.2	2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.3	2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.6	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.7	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 20, 2012).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date: May 2, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

	By:	DuPont Fabros Technology, Inc., its sole general partner

Date: May 2, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.’s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 20, 2012).

10.1	Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 26, 2012).

10.2	2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.3	2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.4	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.6	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 29, 2012).

10.7	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 20, 2012).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101	XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.