Form 10-Q
period 2012-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2012-07-26
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2012
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	63,296,658

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2012, DFT owned 77.1% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets of DFT and the Operating Partnership as of June 30, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
In order to highlight the few differences between DFT and the Operating Partnership, there are sections in this report that discuss DFT and the Operating Partnership separately, including separate financial statements, controls and procedures sections, and Exhibit 31 and 32 certifications. In the sections that combine disclosure for DFT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,312,187	2,123,377
	2,385,384	2,186,770
Less: accumulated depreciation	(283,673)	(242,245)
Net income producing property	2,101,711	1,944,525
Construction in progress and land held for development	161,245	320,611
Net real estate	2,262,956	2,265,136
Cash and cash equivalents	40,777	14,402
Restricted cash	19	174
Rents and other receivables	1,954	1,388
Deferred rent	138,088	126,862
Lease contracts above market value, net	10,805	11,352
Deferred costs, net	39,134	40,349
Prepaid expenses and other assets	28,709	31,708
Total assets	$2,522,442	$2,491,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	142,200	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,910	22,955
Construction costs payable	14,048	20,300
Accrued interest payable	2,584	2,528
Dividend and distribution payable	18,071	14,543
Lease contracts below market value, net	15,934	18,313
Prepaid rents and other liabilities	31,364	29,058
Total liabilities	795,111	822,497

CONSOLIDATED BALANCE SHEETS (Continued) (in thousands except share data)

	June 30, 2012	December 31, 2011
Redeemable noncontrolling interests – operating partnership	537,847	461,739
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at June 30, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at June 30, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common stock, $.001 par value, 250,000,000 shares authorized, 63,297,595 shares issued and outstanding at June 30, 2012 and 62,914,987 shares issued and outstanding at December 31, 2011	63	63
Additional paid in capital	838,171	927,902
Retained earnings (accumulated deficit)	—	(7,080)
Total stockholders’ equity	1,189,484	1,207,135
Total liabilities and stockholders’ equity	$2,522,442	$2,491,371
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Base rent	$55,773	$48,515	$108,943	$95,703
Recoveries from tenants	25,728	21,609	49,814	42,467
Other revenues	1,157	632	2,283	1,085
Total revenues	82,658	70,756	161,040	139,255
Expenses:
Property operating costs	23,473	18,746	45,836	36,846
Real estate taxes and insurance	2,413	1,523	4,584	3,179
Depreciation and amortization	22,484	18,113	44,354	36,204
General and administrative	4,505	3,884	9,741	8,682
Other expenses	744	319	1,412	517
Total expenses	53,619	42,585	105,927	85,428
Operating income	29,039	28,171	55,113	53,827
Interest income	45	192	79	403
Interest:
Expense incurred	(12,674)	(5,519)	(24,537)	(13,178)
Amortization of deferred financing costs	(916)	(522)	(1,803)	(1,146)
Net income	15,494	22,322	28,852	39,906
Net income attributable to redeemable noncontrolling interests – operating partnership	(2,006)	(4,296)	(3,576)	(7,768)
Net income attributable to controlling interests	13,488	18,026	25,276	32,138
Preferred stock dividends	(6,811)	(5,572)	(13,430)	(9,729)
Net income attributable to common shares	$6,677	$12,454	$11,846	$22,409
Earnings per share – basic:
Net income attributable to common shares	$0.11	$0.20	$0.19	$0.37
Weighted average common shares outstanding	62,897,982	60,533,755	62,733,265	60,373,069
Earnings per share – diluted:
Net income attributable to common shares	$0.11	$0.20	$0.19	$0.37
Weighted average common shares outstanding	63,749,724	61,577,461	63,648,912	61,480,769
Dividends declared per common share	$0.15	$0.12	$0.27	$0.24
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					25,276	25,276
Issuance of preferred stock	65,000			(2,315)		62,685
Dividends declared on common stock				(12,300)	(4,766)	(17,066)
Dividends earned on preferred stock					(13,430)	(13,430)
Redemption of operating partnership units		232,193	—	5,700		5,700
Issuance of stock awards		156,425	—	336		336
Stock option exercises		113,955	—	868		868
Retirement and forfeiture of stock awards		(119,965)	—	(2,327)		(2,327)
Amortization of deferred compensation costs				3,640		3,640
Adjustments to redeemable noncontrolling interests – operating partnership				(83,333)		(83,333)
Balance at June 30, 2012	$351,250	63,297,595	$63	$838,171	$—	$1,189,484
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2012	2011
Cash flow from operating activities
Net income	$28,852	$39,906
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,354	36,204
Straight line rent	(11,226)	(22,952)
Amortization of deferred financing costs	1,803	1,146
Amortization of lease contracts above and below market value	(1,832)	(1,071)
Compensation paid with Company common shares	3,673	2,923
Changes in operating assets and liabilities
Restricted cash	155	223
Rents and other receivables	(566)	1,578
Deferred costs	(787)	(1,566)
Prepaid expenses and other assets	(3,738)	(738)
Accounts payable and accrued liabilities	(2,045)	(4,794)
Accrued interest payable	56	(35)
Prepaid rents and other liabilities	(110)	3,903
Net cash provided by operating activities	58,589	54,727
Cash flow from investing activities
Investments in real estate – development	(35,752)	(213,464)
Land acquisition costs	—	(9,507)
Interest capitalized for real estate under development	(1,533)	(14,654)
Improvements to real estate	(1,677)	(1,454)
Additions to non-real estate property	(55)	(88)
Net cash used in investing activities	(39,017)	(239,167)
Cash flow from financing activities
Issuance of preferred stock, net of offering costs	62,685	97,450
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(2,600)	(2,600)
Return of escrowed proceeds	—	1,104
Exercises of stock options	868	596
Payments of financing costs	(2,081)	(218)
Dividends and distributions:
Common shares	(15,122)	(14,491)
Preferred shares	(12,384)	(8,180)
Redeemable noncontrolling interests – operating partnership	(4,563)	(5,146)
Net cash provided by financing activities	6,803	68,515
Net increase (decrease) in cash and cash equivalents	26,375	(115,925)
Cash and cash equivalents, beginning	14,402	226,950
Cash and cash equivalents, ending	$40,777	$111,025

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2012	2011
Supplemental information:
Cash paid for interest	$26,014	$27,867
Deferred financing costs capitalized for real estate under development	$97	$697
Construction costs payable capitalized for real estate under development	$14,048	$48,048
Redemption of operating partnership units	$5,700	$25,100
Adjustments to redeemable noncontrolling interests - operating partnership	$83,333	$79,360
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,312,187	2,123,377
	2,385,384	2,186,770
Less: accumulated depreciation	(283,673)	(242,245)
Net income producing property	2,101,711	1,944,525
Construction in progress and land held for development	161,245	320,611
Net real estate	2,262,956	2,265,136
Cash and cash equivalents	36,481	10,097
Restricted cash	19	174
Rents and other receivables	1,954	1,388
Deferred rent	138,088	126,862
Lease contracts above market value, net	10,805	11,352
Deferred costs, net	39,134	40,349
Prepaid expenses and other assets	28,709	31,708
Total assets	$2,518,146	$2,487,066
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	142,200	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	20,910	22,955
Construction costs payable	14,048	20,300
Accrued interest payable	2,584	2,528
Dividend and distribution payable	18,071	14,543
Lease contracts below market value, net	15,934	18,313
Prepaid rents and other liabilities	31,364	29,058
Total liabilities	795,111	822,497
Redeemable partnership units	537,847	461,739
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common units, 62,635,222 issued and outstanding at June 30, 2012 and 62,252,614 issued and outstanding at December 31, 2011	825,211	903,917
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2012 and December 31, 2011	8,727	12,663
Total partners’ capital	1,185,188	1,202,830
Total liabilities and partners’ capital	$2,518,146	$2,487,066
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Base rent	$55,773	$48,515	$108,943	$95,703
Recoveries from tenants	25,728	21,609	49,814	42,467
Other revenues	1,157	632	2,283	1,085
Total revenues	82,658	70,756	161,040	139,255
Expenses:
Property operating costs	23,473	18,746	45,836	36,846
Real estate taxes and insurance	2,413	1,523	4,584	3,179
Depreciation and amortization	22,484	18,113	44,354	36,204
General and administrative	4,505	3,884	9,741	8,682
Other expenses	744	319	1,412	517
Total expenses	53,619	42,585	105,927	85,428
Operating income	29,039	28,171	55,113	53,827
Interest income	45	192	79	403
Interest:
Expense incurred	(12,674)	(5,519)	(24,537)	(13,178)
Amortization of deferred financing costs	(916)	(522)	(1,803)	(1,146)
Net income	15,494	22,322	28,852	39,906
Preferred unit distributions	(6,811)	(5,572)	(13,430)	(9,729)
Net income attributable to common units	$8,683	$16,750	$15,422	$30,177
Earnings per unit – basic:
Net income attributable to common units	$0.11	$0.20	$0.19	$0.37
Weighted average common units outstanding	81,771,775	81,395,430	81,672,861	81,303,883
Earnings per unit – diluted:
Net income attributable to common units	$0.11	$0.20	$0.19	$0.37
Weighted average common units outstanding	82,623,517	82,439,136	82,588,508	82,411,583
Distributions declared per unit	$0.15	$0.12	$0.27	$0.24
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			28,550		302	28,852
Issuance of OP units for preferred stock offering	65,000		(2,306)			62,694
Common unit distributions			(21,988)		(179)	(22,167)
Preferred unit distributions			(13,289)		(141)	(13,430)
Issuance of OP units to REIT when redeemable partnership units redeemed		232,193	5,700			5,700
Issuance of OP units for stock awards		156,425	336			336
Issuance of OP units due to option exercises		113,955	868			868
Retirement and forfeiture of OP units		(119,965)	(2,327)			(2,327)
Amortization of deferred compensation costs			3,640			3,640
Adjustments to redeemable partnership units			(77,890)		(3,918)	(81,808)
Balance at June 30, 2012	$351,250	62,635,222	$825,211	662,373	$8,727	$1,185,188
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2012	2011
Cash flow from operating activities
Net income	$28,852	$39,906
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,354	36,204
Straight line rent	(11,226)	(22,952)
Amortization of deferred financing costs	1,803	1,146
Amortization of lease contracts above and below market value	(1,832)	(1,071)
Compensation paid with Company common shares	3,673	2,923
Changes in operating assets and liabilities
Restricted cash	155	223
Rents and other receivables	(566)	1,578
Deferred costs	(787)	(1,566)
Prepaid expenses and other assets	(3,738)	(738)
Accounts payable and accrued liabilities	(2,045)	(4,577)
Accrued interest payable	56	(35)
Prepaid rents and other liabilities	(110)	3,903
Net cash provided by operating activities	58,589	54,944
Cash flow from investing activities
Investments in real estate – development	(35,752)	(213,464)
Land Acquisition Costs	—	(9,507)
Interest capitalized for real estate under development	(1,533)	(14,654)
Improvements to real estate	(1,677)	(1,454)
Additions to non-real estate property	(55)	(88)
Net cash used in investing activities	(39,017)	(239,167)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	97,450
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(2,600)	(2,600)
Return of escrowed proceeds	—	1,104
Issuance of OP units for stock option exercises	868	596
Payments of financing costs	(2,081)	(218)
Distributions	(32,069)	(27,817)
Net cash provided by financing activities	6,812	68,515
Net increase (decrease) in cash and cash equivalents	26,384	(115,708)
Cash and cash equivalents, beginning	10,097	222,428
Cash and cash equivalents, ending	$36,481	$106,720

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2012	2011
Supplemental information:
Cash paid for interest	$26,014	$27,867
Deferred financing costs capitalized for real estate under development	$97	$697
Construction costs payable capitalized for real estate under development	$14,048	$48,048
Redemption of operating partnership units	$5,700	$25,100
Adjustments to redeemable partnership units	$81,808	$81,905
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2012, owned 77.1% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of June 30, 2012, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	one data center project under development – referred to as ACC6 Phase II;

•	two data center projects available for future development – the second phases of NJ1 and SC1; and

•	land that may be used to develop three additional data centers – referred to as ACC7, ACC8 and SC2.
CH1 Phase II was placed in service on February 1, 2012. In April 2012, the Company began development of ACC6 Phase II.
2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
Management operates DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the total assets of DFT and the Operating Partnership as of June 30, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.
The Company has one reportable segment consisting of investments in data centers located in the United States. All of the Company's properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of the Company's products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in the Company's portfolio have similar economic characteristics and the nature of the products and services provided to the Company's customers and the method to distribute such services are consistent throughout the portfolio.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $21.3 million and $17.0 million for the three months ended June 30, 2012 and 2011, respectively, and $42.0 million and $33.9 million for the six months ended June 30, 2012 and 2011, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2012 and 2011.
Deferred Costs
Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Financing costs	$23,081	$21,047
Accumulated amortization	(8,684)	(6,831)
Financing costs, net	$14,397	$14,216

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $0.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. Balances, net of accumulated amortization, at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Leasing costs	$46,227	$46,128
Accumulated amortization	(21,490)	(19,995)
Leasing costs, net	$24,737	$26,133
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2012 and December 31, 2011, the fuel inventory was $2.5 million and $2.2 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(12,295)	(11,748)
Lease contracts above market value, net	$10,805	$11,352

Lease contracts below market value	$39,375	$45,700
Accumulated amortization	(23,441)	(27,387)
Lease contracts below market value, net	$15,934	$18,313
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	3,576
Distributions declared	—	(5,101)
Redemption of operating partnership units	(232,193)	(5,700)
Adjustments to redeemable noncontrolling interests – operating partnership	—	83,333
Balance at June 30, 2012	18,832,188	$537,847
The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Redemption of operating partnership units	(232,193)	(5,700)
Adjustments to redeemable partnership units	—	81,808
Balance at June 30, 2012	18,832,188	$537,847
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to controlling interests	$13,488	$18,026	$25,276	$32,138
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(74,926)	(14,309)	(77,633)	(54,260)
	$(61,438)	$3,717	$(52,357)	$(22,122)

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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets
The following is a summary of properties owned by the Company at June 30, 2011 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,925	$—	$161,425
ACC3	Ashburn, VA	1,071	95,442	—	96,513
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,743	—	304,186
ACC6 Phase I	Ashburn, VA	2,759	114,415	—	117,174
VA3	Reston, VA	9,000	175,648	—	184,648
VA4	Bristow, VA	6,800	142,774	—	149,574
CH1	Elk Grove Village, IL	23,611	358,381	—	381,992
NJ1 Phase I	Piscataway, NJ	4,311	211,271	—	215,582
SC1 Phase I	Santa Clara, CA	10,102	219,557	—	229,659
		73,197	2,312,187	—	2,385,384
Construction in progress and land held for development	(1)	—	—	161,245	161,245
		$73,197	$2,312,187	$161,245	$2,546,629

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of June 30, 2012 and December 31, 2011
($ in thousands)

	June 30, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$142,200	21%	3.2%	2.4	$144,800
Unsecured	550,000	79%	8.5%	4.8	570,000
Total	$692,200	100%	7.4%	4.3	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	79%	8.5%	4.8	$550,000
Fixed Rate Debt	550,000	79%	8.5%	4.8	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—%	3.7	20,000
ACC5 Term Loan	142,200	21%	3.2%	2.4	144,800
Floating Rate Debt	142,200	21%	3.2%	2.4	164,800
Total	$692,200	100%	7.4%	4.3	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $0.4 million and $1.6 million during the three and six months ended June 30, 2012, respectively.
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
The Company was in compliance with all of the covenants under the loan as of June 30, 2012.
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
The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2012.
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

As of June 30, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

As of June 30, 2012 and the date of this report, no letters of credit or amounts were outstanding on the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2012.
A summary of the Company’s debt maturity schedule as of June 30, 2012 is as follows:
Debt Maturity as of June 30, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2012	—		2,600		2,600	0.4%	3.2%
2013	—		5,200		5,200	0.8%	3.2%
2014	—		134,400	(2)	134,400	19.4%	3.2%
2015	125,000	(1)	—		125,000	18.1%	8.5%
2016	125,000	(1)	—		125,000	18.1%	8.5%
2017	300,000	(1)	—		300,000	43.2%	8.5%
Total	$550,000		$142,200		$692,200	100%	7.4%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment due on December 2, 2014 with no extension option.

5. Commitments and Contingencies
The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.
A contract related to the development of ACC6 Phase II data center was in place as of June 30, 2012. This contract is cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2012, the ACC6 Phase II control estimate was $81.0 million of which $17.1 million has been incurred.
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
The redemption value of redeemable noncontrolling interests – operating partnership at June 30, 2012 and December 31, 2011 was $537.8 million and $461.7 million, respectively, based on the closing share price of DFT’s common stock of $28.56 and $24.22, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2012, OP unitholders redeemed a total of 232,193 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2012, DFT has declared and paid the following cash dividends on its Series A Preferred Stock:

•	$0.4921875 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.4921875 per share payable to stockholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.
Series B Preferred Stock
In March 2011, DFT issued 4,050,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $101.3 million in an underwritten public offering. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly.
In January 2012, DFT issued an additional 2,600,000 shares, or $65.0 million, of its Series B Preferred Stock in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs, of $62.7 million. The Company used a portion of the proceeds from this offering to pay off in full the outstanding balance of its Unsecured Credit Facility.
For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2012, DFT has declared and paid the following cash dividends on its Series B Preferred Stock:

•	$0.4765625 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.4765625 per share payable to stockholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the six months ended June 30, 2012:

•
DFT issued an aggregate of 156,425 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 232,193 OP units in exchange for an equal number of shares of DFT’s common stock.
During the six months ended June 30, 2012, DFT declared and paid the following cash dividends totaling $0.27 per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.12 per share payable to shareholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.15 per share payable to shareholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.

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

As of June 30, 2012, 775,269 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 5,524,731.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	489,329	$15.31
Granted	143,191	$22.66
Vested	(310,737)	$11.46
Forfeited	(18,688)	$22.37
Unvested balance at June 30, 2012	303,095	$22.31
During the six months ended June 30, 2012, the Company issued 143,191 shares of restricted stock, which had an aggregate value of $3.2 million on the respective grant dates. This amount will be amortized to expense over a three year vesting period. Also during the six months ended June 30, 2012, 310,737 shares of restricted stock vested at a value of $7.1 million on the vesting date.
As of June 30, 2012, total unearned compensation on restricted stock was $5.5 million, and the weighted average vesting period was 1.3 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.
A summary of the Company’s stock option activity under the applicable equity incentive plan for the six months ended June 30, 2012 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(113,955)	$7.62
Forfeited	(53,648)	$22.60
Under option, June 30, 2012	2,076,781	$15.17

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of June 30, 2012	2,076,781	$4.7	million	1.3 years	7.8 years
The following table sets forth the number of unvested options as of June 30, 2012 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18
Forfeited	(53,648)	$6.52
Unvested balance at June 30, 2012	809,991	$6.96

The following tables sets forth the number of exercisable options as of June 30, 2012 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(113,955)	$2.56
Options Exercisable at June 30, 2012	1,266,790	$3.52

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2012	1,266,790	$23.2	million	$10.24	7.1 years
The intrinsic value of stock options exercised during the six months ended June 30, 2012 was $1.9 million.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the six months ended June 30, 2012.

Assumption
Number of options granted	341,541
Exercise price	$22.57
Expected term (in years)	4
Expected volatility	39%
Expected annual dividend	2%
Risk-free rate	0.64%
Fair value at date of grant	$2.0 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three-year cliff life with no dividend rights. 61,033 performance units were granted during the six months ended June 30, 2012, which will be settled in common shares on the March 1, 2015 vesting date as long as the employee remains employed with the Company. These units were valued using a Monte Carlo simulation and will be amortized over the three year vesting period from the grant date to the March 1, 2015 vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three-year performance period beginning on January 1, 2012 and ending on January 1, 2015. Based on the closing price of the Company’s common stock at the grant date, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance unit awards is $4.1 million.

10. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	62,897,982	60,533,755	62,733,265	60,373,069
Effect of dilutive securities	851,742	1,043,706	915,647	1,107,700
Weighted average common shares – diluted	63,749,724	61,577,461	63,648,912	61,480,769
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$6,677	$12,454	$11,846	$22,409
Net income allocated to unvested restricted shares	(32)	(104)	(52)	(194)
Net income attributable to common shares, adjusted	6,645	12,350	11,794	22,215
Weighted average common shares – basic	62,897,982	60,533,755	62,733,265	60,373,069
Earnings per common share – basic	$0.11	$0.20	$0.19	$0.37
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$6,677	$12,454	$11,846	$22,409
Adjustments to redeemable noncontrolling interests	21	53	40	103
Adjusted net income available to common shares	6,698	12,507	11,886	22,512
Weighted average common shares – diluted	63,749,724	61,577,461	63,648,912	61,480,769
Earnings per common share – diluted	$0.11	$0.20	$0.19	$0.37

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock Options	0.9	0.9	0.9	0.9
Performance Units	0.1	—	0.1	—

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,771,775	81,395,430	81,672,861	81,303,883
Effect of dilutive securities	851,742	1,043,706	915,647	1,107,700
Weighted average common units – diluted	82,623,517	82,439,136	82,588,508	82,411,583

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock Options	0.9	0.9	0.9	0.9
Performance Units	0.1	—	0.1	—

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2012:

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

•
Debt: As of June 30, 2012, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $692.2 million with a fair value of $747.0 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 0.39% as of June 30, 2012 plus a 3.00% spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of June 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$63,095	$10,102	$—	$73,197
Buildings and improvements	—	2,082,927	229,260	—	2,312,187
	—	2,146,022	239,362	—	2,385,384
Less: accumulated depreciation	—	(278,061)	(5,612)	—	(283,673)
Net income producing property	—	1,867,961	233,750	—	2,101,711
Construction in progress and land held for development	143	83,621	77,481	—	161,245
Net real estate	143	1,951,582	311,231	—	2,262,956
Cash and cash equivalents	35,876	244	361	—	36,481
Restricted cash	—	19	—	—	19
Rents and other receivables	5	1,024	925	—	1,954
Deferred rent	—	134,294	3,794	—	138,088
Lease contracts above market value, net	—	10,805	—	—	10,805
Deferred costs, net	12,040	26,838	256	—	39,134
Investment in affiliates	2,245,731	—	—	(2,245,731)	—
Prepaid expenses and other assets	2,301	23,426	2,982	—	28,709
Total assets	$2,296,096	$2,148,232	$319,549	$(2,245,731)	$2,518,146
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	142,200	—	—	142,200
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,631	16,225	2,054	—	20,910
Construction costs payable	29	13,041	978	—	14,048
Accrued interest payable	2,277	307	—	—	2,584
Distribution payable	18,071	—	—	—	18,071
Lease contracts below market value, net	—	15,934	—	—	15,934
Prepaid rents and other liabilities	53	30,587	724	—	31,364

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Total liabilities	573,061	218,294	3,756	—	795,111
Redeemable partnership units	537,847	—	—	—	537,847
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2012	166,250	—	—	—	166,250
62,635,222 common units issued and outstanding at June 30, 2012	825,211	1,929,938	315,793	(2,245,731)	825,211
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2012	8,727	—	—	—	8,727
Total partners’ capital	1,185,188	1,929,938	315,793	(2,245,731)	1,185,188
Total liabilities & partners’ capital	$2,296,096	$2,148,232	$319,549	$(2,245,731)	$2,518,146

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$53,291	$10,102	$—	$63,393
Buildings and improvements	—	1,896,379	226,998	—	2,123,377
	—	1,949,670	237,100	—	2,186,770
Less: accumulated depreciation	—	(240,461)	(1,784)	—	(242,245)
Net income producing property	—	1,709,209	235,316	—	1,944,525
Construction in progress and land held for development	—	243,663	76,948	—	320,611
Net real estate	—	1,952,872	312,264	—	2,265,136
Cash and cash equivalents	9,174	196	727	—	10,097
Restricted cash	—	174	—	—	174
Rents and other receivables	—	1,320	68	—	1,388
Deferred rent	—	126,171	691	—	126,862
Lease contracts above market value, net	—	11,352	—	—	11,352
Deferred costs, net	11,288	28,965	96	—	40,349
Investment in affiliates	2,233,148	—	—	(2,233,148)	—
Prepaid expenses and other assets	1,538	27,539	2,631	—	31,708
Total assets	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$20,000	$—	$—	$—	$20,000
Mortgage notes payable	—	144,800	—	—	144,800
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,788	17,782	1,385	—	22,955
Construction costs payable	—	12,326	7,974	—	20,300
Accrued interest payable	2,199	329	—	—	2,528
Distribution payable	14,543	—	—	—	14,543
Lease contracts below market value, net	—	18,313	—	—	18,313
Prepaid rents and other liabilities	49	28,717	292	—	29,058

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Total liabilities	590,579	222,267	9,651	—	822,497
Redeemable partnership units	461,739	—	—	—	461,739
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at December 31, 2011	101,250	—	—	—	101,250
62,252,614 common units issued and outstanding at December 31, 2011	903,917	1,926,322	306,826	(2,233,148)	903,917
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2011	12,663	—	—	—	12,663
Total partners’ capital	1,202,830	1,926,322	306,826	(2,233,148)	1,202,830
Total liabilities & partners’ capital	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$53,511	$2,294	$(32)	$55,773
Recoveries from tenants	3,377	24,879	849	(3,377)	25,728
Other revenues	—	322	885	(50)	1,157
Total revenues	3,377	78,712	4,028	(3,459)	82,658
Expenses:
Property operating costs	—	25,272	1,628	(3,427)	23,473
Real estate taxes and insurance	—	1,984	429	—	2,413
Depreciation and amortization	32	20,378	2,074	—	22,484
General and administrative	3,870	20	615	—	4,505
Other expenses	16	—	760	(32)	744
Total expenses	3,918	47,654	5,506	(3,459)	53,619
Operating income	(541)	31,058	(1,478)	—	29,039
Interest income	116	—	—	(71)	45
Interest:
Expense incurred	(11,887)	(787)	(71)	71	(12,674)
Amortization of deferred financing costs	(680)	(236)	—	—	(916)
Equity in earnings	28,486	—	—	(28,486)	—
Net income	15,494	30,035	(1,549)	(28,486)	15,494
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$8,683	$30,035	$(1,549)	$(28,486)	$8,683

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$48,515	$—	$—	$48,515
Recoveries from tenants	2,862	21,609	—	(2,862)	21,609
Other revenues	—	249	383	—	632
Total revenues	2,862	70,373	383	(2,862)	70,756
Expenses:
Property operating costs	—	21,608	—	(2,862)	18,746
Real estate taxes and insurance	—	1,502	21	—	1,523
Depreciation and amortization	28	18,083	2	—	18,113
General and administrative	3,638	35	211	—	3,884
Other expenses	—	—	319	—	319
Total expenses	3,666	41,228	553	(2,862)	42,585
Operating income	(804)	29,145	(170)	—	28,171
Interest income	192	—	—	—	192
Interest:
Expense incurred	(11,776)	1,005	5,252	—	(5,519)
Amortization of deferred financing costs	(752)	(4)	234	—	(522)
Equity in earnings	35,462	—	—	(35,462)	—
Net income	22,322	30,146	5,316	(35,462)	22,322
Preferred unit distributions	(5,572)	—	—	—	(5,572)
Net income attributable to common units	$16,750	$30,146	$5,316	$(35,462)	$16,750

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$105,303	$3,715	$(75)	$108,943
Recoveries from tenants	6,709	48,598	1,216	(6,709)	49,814
Other revenues	—	660	1,689	(66)	2,283
Total revenues	6,709	154,561	6,620	(6,850)	161,040
Expenses:
Property operating costs	—	49,672	2,939	(6,775)	45,836
Real estate taxes and insurance	—	3,731	853	—	4,584
Depreciation and amortization	62	40,184	4,108	—	44,354
General and administrative	8,401	48	1,292	—	9,741
Other expenses	16	—	1,471	(75)	1,412
Total expenses	8,479	93,635	10,663	(6,850)	105,927
Operating income	(1,770)	60,926	(4,043)	—	55,113
Interest income	190	—	—	(111)	79
Interest:
Expense incurred	(23,719)	(818)	(111)	111	(24,537)
Amortization of deferred financing costs	(1,387)	(416)	—	—	(1,803)
Equity in earnings	55,538	—	—	(55,538)	—
Net income	28,852	59,692	(4,154)	(55,538)	28,852
Preferred unit distributions	(13,430)	—	—	—	(13,430)
Net income attributable to common units	$15,422	$59,692	$(4,154)	$(55,538)	$15,422

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$95,703	$—	$—	$95,703
Recoveries from tenants	5,744	42,467	—	(5,744)	42,467
Other revenues	—	477	608	—	1,085
Total revenues	5,744	138,647	608	(5,744)	139,255
Expenses:
Property operating costs	—	42,590	—	(5,744)	36,846
Real estate taxes and insurance	—	3,136	43	—	3,179
Depreciation and amortization	55	36,146	3	—	36,204
General and administrative	7,756	65	861	—	8,682
Other expenses	21	—	496	—	517
Total expenses	7,832	81,937	1,403	(5,744)	85,428
Operating income	(2,088)	56,710	(795)	—	53,827
Interest income	402	1	—	—	403
Interest:
Expense incurred	(23,551)	801	9,572	—	(13,178)
Amortization of deferred financing costs	(1,497)	(75)	426	—	(1,146)
Equity in earnings	66,640	—	—	(66,640)	—
Net income	39,906	57,437	9,203	(66,640)	39,906
Preferred unit distributions	(9,729)	—	—	—	(9,729)
Net income attributable to common units	$30,177	$57,437	$9,203	$(66,640)	$30,177

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,400)	$85,383	$(394)	$—	$58,589
Cash flow from investing activities
Investments in real estate – development	(22)	(25,662)	(10,068)	—	(35,752)
Investments in affiliates	43,729	(53,843)	10,114	—	—
Interest capitalized for real estate under development	—	(1,533)	—	—	(1,533)
Improvements to real estate	—	(1,677)	—	—	(1,677)
Additions to non-real estate property	(17)	(20)	(18)	—	(55)
Net cash provided by (used in) investing activities	43,690	(82,735)	28	—	(39,017)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(2,600)	—	—	(2,600)
Exercises of stock options	868	—	—	—	868
Payments of financing costs	(2,081)	—	—	—	(2,081)
Distributions	(32,069)	—	—	—	(32,069)
Net cash provided by (used in) financing activities	9,412	(2,600)	—	—	6,812
Net increase in cash and cash equivalents	26,702	48	(366)	—	26,384
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$35,876	$244	$361	$—	$36,481

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,788)	$72,764	$8,968	$—	$54,944
Cash flow from investing activities
Investments in real estate – development	—	(106,999)	(106,465)	—	(213,464)
Land acquisition costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(161,021)	44,407	116,614	—	—
Interest capitalized for real estate under development	—	(5,082)	(9,572)	—	(14,654)
Improvements to real estate	—	(1,454)	—	—	(1,454)
Additions to non-real estate property	(66)	(14)	(8)	—	(88)
Net cash used in investing activities	(161,087)	(69,142)	(8,938)	—	(239,167)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Mortgage notes payable:
Repayments	—	(2,600)	—	—	(2,600)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	596	—	—	—	596
Payments of financing costs	(205)	(13)	—	—	(218)
Distributions	(27,817)	—	—	—	(27,817)
Net cash provided by (used in) financing activities	70,024	(1,509)	—	—	68,515
Net decrease in cash and cash equivalents	(117,851)	2,113	30	—	(115,708)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428
Cash and cash equivalents, ending	$103,204	$2,782	$734	$—	$106,720

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2012, owned 77.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of June 30, 2012, the Company owns and operates ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. In April 2012, the Company began development of ACC6 Phase II, with completion expected in late 2012. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.

The following tables present certain data of the operating properties and development projects as of June 30, 2012:

Operating Properties
As of June 30, 2012

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased(5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	56%	56%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			1,712,000	840,000	137.9	96%	96%
Completed not Stabilized
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	36%	36%
ACC6 Phase I	Ashburn, VA	2011	131,000	66,000	13.0	83%	75%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	44%	44%
CH1 Phase II (6)	Elk Grove Village, IL	2012	200,000	109,000	18.2	79%	57%
Subtotal – non-stabilized			691,000	351,000	67.6	59%	51%
Total Operating Properties			2,403,000	1,191,000	205.5	83%	81%

(1)	Stabilized operating properties are either 85% or more leased or have been in service for 24 months or greater.

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

(5)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of June 30, 2012 represent $225 million of base rent on a straight-line basis and $215 million on a cash basis over the next twelve months.

(6)	As of July 25, 2012, CH1 Phase II is 64% commenced.

Lease Expirations
As of June 30, 2012
The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2012. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2012(4)	1	5	0.5%	1,138	0.7%	0.7%
2013	2	30	3.1%	3,030	1.8%	0.9%
2014	6	35	3.6%	6,287	3.7%	3.8%
2015	6	84	8.6%	16,250	9.5%	8.7%
2016	5	71	7.3%	11,640	6.8%	6.8%
2017	11	104	10.7%	19,195	11.2%	11.4%
2018	9	116	11.9%	23,840	13.9%	14.1%
2019	11	168	17.2%	31,035	18.1%	16.6%
2020	8	82	8.4%	13,895	8.1%	8.9%
2021	7	130	13.3%	21,669	12.6%	14.1%
After 2021	13	150	15.4%	23,384	13.6%	14.0%
Total	79	975	100%	171,363	100%	100%

(1)
Represents 33 tenants with 79 lease expiration dates, including three leases that have not yet commenced as of July 25, 2012 for one existing tenant. Top three tenants represent 49% of annualized base rent as of June 30, 2012.

(2)
Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.

(3)	One MW is equal to 1,000 kW.

(4)	This lease has an option to terminate on six months notice. As of July 25, 2012, no notice has been received.

Development Projects
The following table presents a summary of the Company’s development properties as of June 30, 2012:
Development Projects
As of June 30, 2012
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased
Current Development Projects
ACC6 Phase II	Ashburn, VA	131,000	66,000	13.0	$120,000	$44,553	67%

Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,629
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,212
		360,000	176,000	36.4		100,841
Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,147
ACC8	Ashburn, VA	100,000	50,000	10.4		3,681
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		2,023
		760,000	397,000	83.2		15,851
Total		1,251,000	639,000	132.6		$161,245

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

(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of June 30, 2012. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.

The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During the first half of 2012, the Company executed six leases and a pre-lease representing 24.39 MW of critical load and 121,597 raised square feet of space with an average lease term of 12.2 years. Three leases were at SC1 Phase I comprising 5.69 MW of critical load and 27,295 raised square feet, two leases were at ACC6 Phase I comprising 9.75 MW of critical load and 48,984 raised square feet and one lease was at NJ1 Phase I comprising 0.28 MW of critical load and 1,385 raised square feet. The pre-lease was at ACC6 Phase II totaling 8.67 MW and 43,933 raised square feet. Separately, the Company granted this tenant a delay of the rent commencements of 3.9 MW scheduled for 2012 and 2013 until 2013 and 2014 at the CH1 Phase II facility; however, the tenant has the ability to commence those leases earlier if it so chooses. In addition, the tenant also has the right to relinquish 2.6 MW of the 3.9 MW by notifying the Company by January 2013. Because of this leasing activity, which results in ACC6 Phase I now being 83% leased and ACC6 Phase II now being 67% pre-leased, the Company commenced development of ACC6 Phase II in the second quarter 2012. The ACC6 Phase II development has an anticipated completion date of late 2012.
Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance – commonly referred to as a triple net lease. In addition, under the Company’s triple-net lease structure, tenants pay for only the power they use to run their servers and other computer equipment and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company’s leases provide for annual rent increases, generally at a rate of 3% or a function of the consumer price index.

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term was approximately 6.7 years as of June 30, 2012. Although 5% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2014, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. During the second quarter of 2012, the Company's second largest tenant, Yahoo!, elected not to renew one of its leases comprising 2.8% of the Company's consolidated annualized base rent as of March 31, 2012. The Company is actively marketing this space, but it can provide no assurances regarding when the space will be re-leased or the rates that it will be able to charge for the space, particularly in light of some of the factors discussed below.

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
The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in four of its operating properties that were recently placed into service – ACC6 Phase I, NJ1 Phase I, SC1 Phase I and CH1 Phase II - and ACC6 Phase II after it has been placed into service. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. Recently, there appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space at the four properties recently placed into service or at the Company's stabilized properties in which there is vacant space. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing for signing and commencing leases for available space. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company – NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California. The Company can provide no assurances regarding its ability to lease vacant space at its NJ1 Phase I facility in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California in a timely manner, at favorable rates or at all.
Our three largest tenants comprised 49% of our annualized base rent as of June 30, 2012. None of the leases of our three largest tenants have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2012, owned 77.1% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Operating Revenue. Operating revenue for the three months ended June 30, 2012 was $82.7 million. This includes base rent of $55.8 million, tenant recoveries of $25.7 million, which includes our property management fee, and other revenue of $1.2 million, partially from a la carte projects for our tenants performed by our TRS. This compares to revenue of $70.8 million for the three months ended June 30, 2011. The increase of $11.9 million, or 16.8%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease that expired on April 30, 2012.
Operating Expenses. Operating expenses for the three months ended June 30, 2012 were $53.6 million, compared to $42.6 million for the three months ended June 30, 2011. The increase of $11.0 million, or 25.8%, was primarily due to the following: $5.6 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011 and CH1 Phase II was opened in February 2012, $4.4 million increase from depreciation and amortization from the opening of these new data centers and a $0.6 million increase in general and administrative expenses. The percentage increase in operating expenses was greater than the increase in operating revenue, described above, primarily due to placing into service ACC6 Phase I, SC1 Phase I and CH1 Phase II, whose operating expenses are not yet fully recoverable as these properties are not yet fully leased.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2012 was $13.6 million compared to interest expense of $6.0 million for the three months ended June 30, 2011. Total interest incurred for the three months ended June 30, 2012 was $14.0 million, of which $0.4 million was capitalized, as compared to $14.8 million for the corresponding period in 2011, of which $8.8 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in the second half of 2011. Interest capitalized decreased period over period as the Company had three projects under development in the second quarter of 2011 and only one project under development for two months of the second quarter of 2012.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended June 30, 2012 was $2.0 million as compared to $4.3 million for the three months ended June 30, 2011. The decrease of $2.3 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense, described above, its share of higher preferred stock dividends of $1.2 million related to the Company's issuance of additional shares of its Series B Preferred Stock in January 2012 and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 2.1 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from April 1, 2011 through June 30, 2012.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2012 was $6.7 million as compared to $12.5 million for the three months ended June 30, 2011. The decrease of $5.8 million was primarily due to higher interest expense, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Operating Revenue. Operating revenue for the six months ended June 30, 2012 was $161.0 million. This includes base rent of $108.9 million, tenant recoveries of $49.8 million, which includes our property management fee, and other revenue of $2.3 million, partially from a la carte projects for our tenants performed by our TRS. This compares to revenue of $139.3 million for the six months ended June 30, 2011. The increase of $21.7 million, or 15.6%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease that expired on April 30, 2012.
Operating Expenses. Operating expenses for the six months ended June 30, 2012 were $105.9 million, compared to $85.4 million for the six months ended June 30, 2011. The increase of $20.5 million, or 24.0%, was primarily due to the following:

$10.4 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011 and CH1 Phase II was opened in February 2012, $8.2 million increase from depreciation and amortization from the opening of these new data centers and a $1.1 million increase in general and administrative expense partially due to lower costs capitalized to development. The percentage increase in operating expenses was greater than the increase in operating revenue, described above, primarily due to placing into service ACC6 Phase I, SC1 Phase I and CH1 Phase II, whose operating expenses are not yet fully recoverable as these properties are still in lease-up.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2012 was $26.3 million compared to interest expense of $14.3 million for the six months ended June 30, 2011. Total interest incurred for the six months ended June 30, 2012 was $27.9 million, of which $1.6 million was capitalized, as compared to $29.7 million for the corresponding period in 2011, of which $15.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in the second half of 2011. Interest capitalized decreased period over period as the Company had three projects under development in the first half of 2011 and averaged less than one project under development in the first half of 2012.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2012 was $3.6 million as compared to $7.8 million for the six months ended June 30, 2011. The decrease of $4.2 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense, described above, its share of higher preferred stock dividends of $3.7 million related to the Company’s Series B Preferred Stock issued in March 2011 and January 2012 and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.1 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2011 through June 30, 2012.
Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2012 was $11.8 million as compared to $22.4 million for the six months ended June 30, 2011. The decrease of $10.6 million was primarily due to higher interest expense and higher preferred stock dividends, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2012 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net cash provided by operating activities increased by $3.9 million, or 7.1%, to $58.6 million for the six months ended June 30, 2012, as compared to $54.7 million for the corresponding period in 2011. The increase is primarily due to increased cash rents from leases, partially offset by an increase in prepaid expenses and other assets and a decrease in prepaid rents and other liabilities. The Company expects increased cash provided by operating activities for the remainder of the 2012 as compared to 2011.
Net cash used in investing activities decreased by $200.2 million, or 83.7%, to $39.0 million for the six months ended June 30, 2012 compared to $239.2 million for the corresponding period in 2011. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During the first half of 2011, the Company had three projects under development, while the Company averaged less than one project under development during the first half of 2012. Additionally, the Company acquired land held for the development of ACC7 for $9.5 million in the first half of 2011. The Company expects development-related expenditures and capitalized interest to continue to decrease significantly in 2012 compared to 2011 as the Company's current development plans consist of only one data center project - ACC6 Phase II - for the remainder of 2012.
Net cash provided by financing activities decreased by $61.7 million, or 90.1%, to $6.8 million for the six months ended June 30, 2012 compared to $68.5 million for the corresponding period in 2011. Cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net pay down of the unsecured revolving credit facility, $32.1 million paid for dividends and distributions, $2.1 million in financing costs paid to amend the revolving credit facility and $2.6 million of principal payments on the ACC5 Term Loan. Cash provided by financing activities for the six months ended June 30, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and the release of $1.1 million of funds held in an interest reserve for the ACC5 Term Loan, partially offset by $27.8 million paid for dividends and distributions and $2.6 million of principal payments on the ACC5 Term Loan. The Company currently does not anticipate raising any additional capital during the remainder of 2012.
Market Capitalization
The following table sets forth the Company’s total market capitalization as of June 30, 2012:
Capital Structure as of June 30, 2012
(in thousands except per share data)

Mortgage Notes Payable				$142,200
Unsecured Notes				550,000
Total Debt				692,200	20.4%
Common Shares	77%	63,298
Operating Partnership (“OP”) Units	23%	18,832
Total Shares and Units	100%	82,130
Common Share Price at June 30, 2012		$28.56
Common Share and OP Unit Capitalization			$2,345,633
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,696,883	79.6%
Total Market Capitalization				$3,389,083	100.0%
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
The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities. The Company plans to continue to fund the development of ACC6 Phase II with cash on hand, cash generated from operations and borrowings under its Unsecured Credit Facility, as defined herein.
In January 2012, DFT issued an additional 2.6 million shares of its Series B Preferred Stock, resulting in net proceeds to the Company of $62.7 million. The Company used a portion of the proceeds from this offering to pay down in full the outstanding balance of its Unsecured Credit Facility.
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

Outstanding Indebtedness
A summary of the Company’s total debt as of June 30, 2012 and December 31, 2011 is as follows:
Debt Summary as of June 30, 2012 and December 31, 2011
($ in thousands)

	June 30, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$142,200	21%	3.2%	2.4	$144,800
Unsecured	550,000	79%	8.5%	4.8	570,000
Total	$692,200	100%	7.4%	4.3	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	79%	8.5%	4.8	$550,000
Fixed Rate Debt	550,000	79%	8.5%	4.8	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—%	3.7	20,000
ACC5 Term Loan	142,200	21%	3.2%	2.4	144,800
Floating Rate Debt	142,200	21%	3.2%	2.4	164,800
Total	$692,200	100%	7.4%	4.3	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $0.4 million and $1.6 million during the three and six months ended June 30, 2012, respectively.
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
The Company was in compliance with all of the covenants under the loan as of June 30, 2012.
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
The Company was in compliance with all covenants under the Unsecured Notes as of June 30, 2012.
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
As of June 30, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

As of the date of this report, the corporate credit ratings for DuPont Fabros Technology, Inc. from Moody's Investor Service (“Moody's”) and Standard & Poor's Ratings Service (“S&P”) are Ba1 and BB-, respectively.  DuPont Fabros Technology, Inc.'s equity ratings on its Series A and Series B Preferred Stock from Moody's and S&P are Ba2 and B-, respectively. DuPont Fabros Technology, L.P.'s senior unsecured credit ratings from Moody's and S&P are Ba1 and BB, respectively. The Company is not currently rated by Fitch Ratings.
In September 2011, Moody's raised the senior unsecured credit rating of DuPont Fabros Technology, L.P. and the corporate credit rating for DuPont Fabros Technology, Inc. to Ba1 from Ba2. The equity rating of DuPont Fabros Technology, Inc.'s Series A and Series B Preferred Stock was also raised at the same time to Ba2 from Ba3.
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

As of June 30, 2012 and the date of this report, no letters of credit or amounts were outstanding on the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of June 30, 2012.
A summary of the Company’s debt maturity schedule as of June 30, 2012 is as follows :
Debt Maturity as of June 30, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2012	—		2,600		2,600	0.4%	3.2%
2013	—		5,200		5,200	0.8%	3.2%
2014	—		134,400	(2)	134,400	19.4%	3.2%
2015	125,000	(1)	—		125,000	18.1%	8.5%
2016	125,000	(1)	—		125,000	18.1%	8.5%
2017	300,000	(1)	—		300,000	43.2%	8.5%
Total	$550,000		$142,200		$692,200	100%	7.4%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment due on December 2, 2014 with no extension option.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2012, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt obligations	$2,600	$139,600	$250,000	$300,000	$692,200
Interest on long-term debt obligations	25,698	101,949	81,990	24,438	234,075
Construction costs payable	14,048	—	—	—	14,048
Commitments under development contracts	36,020	—	—	—	36,020
Operating leases	197	810	701	—	1,708
Total	$78,563	$242,359	$332,691	$324,438	$978,051

Off-Balance Sheet Arrangements
As of June 30, 2012, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$15,494	$22,322	$28,852	$39,906
Depreciation and amortization	22,484	18,113	44,354	36,204
Less: Non real estate depreciation and amortization	(260)	(199)	(534)	(402)
FFO (1)	$37,718	$40,236	$72,672	$75,708

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
The Company’s variable rate debt consists of the ACC5 Term Loan and the Unsecured Credit Facility. The ACC5 Term

Loan bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of June 30, 2012 would decrease future net income and cash flows by $1.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at June 30, 2012, a decrease of 0.2% would increase future net income and cash flows by $0.3 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At June 30, 2012, 79% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange act) that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
First Amendment to Second Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21,2012).

10.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012).

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

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 26, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 26, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
First Amendment to Second Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21,2012).

10.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012).

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

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.