Form 10-Q
period 2012-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2012-10-25
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2012
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	63,295,547

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of September 30, 2012, DFT owned 77.1% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2012 is a $0.3 million bank account held by DFT that is not part of the Operating Partnership and $4.0 million due DFT from the Operating Partnership which was repaid as of the date of this filing. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,313,693	2,123,377
	2,386,890	2,186,770
Less: accumulated depreciation	(304,692)	(242,245)
Net income producing property	2,082,198	1,944,525
Construction in progress and land held for development	204,961	320,611
Net real estate	2,287,159	2,265,136
Cash and cash equivalents	14,716	14,402
Restricted cash	—	174
Rents and other receivables	3,056	1,388
Deferred rent	143,686	126,862
Lease contracts above market value, net	10,530	11,352
Deferred costs, net	37,160	40,349
Prepaid expenses and other assets	32,092	31,708
Total assets	$2,528,399	$2,491,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	140,900	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	23,694	22,955
Construction costs payable	10,549	20,300
Accrued interest payable	14,270	2,528
Dividend and distribution payable	18,071	14,543
Lease contracts below market value, net	14,896	18,313
Prepaid rents and other liabilities	29,832	29,058
Total liabilities	802,212	822,497

CONSOLIDATED BALANCE SHEETS (Continued) (in thousands except share data)

	September 30, 2012	December 31, 2011
Redeemable noncontrolling interests – operating partnership	475,513	461,739
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at September 30, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at September 30, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common stock, $.001 par value, 250,000,000 shares authorized, 63,296,253 shares issued and outstanding at September 30, 2012 and 62,914,987 shares issued and outstanding at December 31, 2011	63	63
Additional paid in capital	899,361	927,902
Retained earnings (accumulated deficit)	—	(7,080)
Total stockholders’ equity	1,250,674	1,207,135
Total liabilities and stockholders’ equity	$2,528,399	$2,491,371
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Base rent	$56,641	$48,422	$165,584	$144,125
Recoveries from tenants	27,759	24,585	77,573	67,052
Other revenues	1,046	777	3,329	1,862
Total revenues	85,446	73,784	246,486	213,039
Expenses:
Property operating costs	24,524	21,526	70,360	58,372
Real estate taxes and insurance	4,631	1,285	9,215	4,464
Depreciation and amortization	22,531	18,396	66,885	54,600
General and administrative	3,973	3,834	13,714	12,516
Other expenses	734	441	2,146	958
Total expenses	56,393	45,482	162,320	130,910
Operating income	29,053	28,302	84,166	82,129
Interest income	33	71	112	474
Interest:
Expense incurred	(11,934)	(3,928)	(36,471)	(17,106)
Amortization of deferred financing costs	(874)	(490)	(2,677)	(1,636)
Net income	16,278	23,955	45,130	63,861
Net income attributable to redeemable noncontrolling interests – operating partnership	(2,181)	(4,435)	(5,757)	(12,203)
Net income attributable to controlling interests	14,097	19,520	39,373	51,658
Preferred stock dividends	(6,811)	(5,572)	(20,241)	(15,301)
Net income attributable to common shares	$7,286	$13,948	$19,132	$36,357
Earnings per share – basic:
Net income attributable to common shares	$0.11	$0.22	$0.30	$0.59
Weighted average common shares outstanding	62,994,500	61,973,869	62,820,979	60,912,532
Earnings per share – diluted:
Net income attributable to common shares	$0.11	$0.22	$0.30	$0.59
Weighted average common shares outstanding	63,881,663	62,983,474	63,727,131	61,987,534
Dividends declared per common share	$0.15	$0.12	$0.42	$0.36
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					39,373	39,373
Issuance of preferred stock	65,000			(2,315)		62,685
Dividends declared on common stock				(14,508)	(12,052)	(26,560)
Dividends earned on preferred stock					(20,241)	(20,241)
Redemption of operating partnership units		232,193	—	5,700		5,700
Issuance of stock awards		156,425	—	350		350
Stock option exercises		113,955	—	868		868
Retirement and forfeiture of stock awards		(121,307)	—	(2,327)		(2,327)
Amortization of deferred compensation costs				5,334		5,334
Adjustments to redeemable noncontrolling interests – operating partnership				(21,643)		(21,643)
Balance at September 30, 2012	$351,250	63,296,253	$63	$899,361	$—	$1,250,674
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2012	2011
Cash flow from operating activities
Net income	$45,130	$63,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66,885	54,600
Straight line rent	(16,824)	(29,518)
Amortization of deferred financing costs	2,677	1,636
Amortization of lease contracts above and below market value	(2,595)	(1,900)
Compensation paid with Company common shares	5,333	4,433
Changes in operating assets and liabilities
Restricted cash	174	223
Rents and other receivables	(1,668)	954
Deferred costs	(898)	(1,672)
Prepaid expenses and other assets	(6,302)	(2,903)
Accounts payable and accrued liabilities	739	(1,728)
Accrued interest payable	11,742	11,403
Prepaid rents and other liabilities	(1,653)	3,697
Net cash provided by operating activities	102,740	103,086
Cash flow from investing activities
Investments in real estate – development	(82,754)	(312,056)
Land acquisition costs	—	(9,507)
Interest capitalized for real estate under development	(2,654)	(23,967)
Improvements to real estate	(3,333)	(3,147)
Additions to non-real estate property	(55)	(203)
Net cash used in investing activities	(88,796)	(348,880)
Cash flow from financing activities
Issuance of preferred stock, net of offering costs	62,685	97,450
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(3,900)	(3,900)
Return of escrowed proceeds	—	1,104
Exercises of stock options	868	596
Payments of financing costs	(2,084)	(1,352)
Dividends and distributions:
Common shares	(24,616)	(21,833)
Preferred shares	(19,195)	(13,753)
Redeemable noncontrolling interests – operating partnership	(7,388)	(7,641)
Net cash (used in) provided by financing activities	(13,630)	50,671

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2012	2011
Net increase (decrease) in cash and cash equivalents	314	(195,123)
Cash and cash equivalents, beginning	14,402	226,950
Cash and cash equivalents, ending	$14,716	$31,827
Supplemental information:
Cash paid for interest	$27,384	$29,670
Deferred financing costs capitalized for real estate under development	$161	$1,192
Construction costs payable capitalized for real estate under development	$10,549	$25,777
Redemption of operating partnership units	$5,700	$58,300
Adjustments to redeemable noncontrolling interests - operating partnership	$21,643	$(17,401)
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,313,693	2,123,377
	2,386,890	2,186,770
Less: accumulated depreciation	(304,692)	(242,245)
Net income producing property	2,082,198	1,944,525
Construction in progress and land held for development	204,961	320,611
Net real estate	2,287,159	2,265,136
Cash and cash equivalents	14,420	10,097
Restricted cash	—	174
Rents and other receivables	3,056	1,388
Deferred rent	143,686	126,862
Lease contracts above market value, net	10,530	11,352
Deferred costs, net	37,160	40,349
Prepaid expenses and other assets	32,092	31,708
Total assets	$2,528,103	$2,487,066
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$20,000
Mortgage notes payable	140,900	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	23,694	22,955
Construction costs payable	10,549	20,300
Accrued interest payable	14,270	2,528
Dividend and distribution payable	18,071	14,543
Lease contracts below market value, net	14,896	18,313
Prepaid rents and other liabilities	29,832	29,058
Due to related party	4,000	—
Total liabilities	806,212	822,497
Redeemable partnership units	475,513	461,739
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2012 and December 31, 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common units, 62,633,880 issued and outstanding at September 30, 2012 and 62,252,614 issued and outstanding at December 31, 2011	885,761	903,917
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2012 and December 31, 2011	9,367	12,663
Total partners’ capital	1,246,378	1,202,830
Total liabilities and partners’ capital	$2,528,103	$2,487,066
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Base rent	$56,641	$48,422	$165,584	$144,125
Recoveries from tenants	27,759	24,585	77,573	67,052
Other revenues	1,046	777	3,329	1,862
Total revenues	85,446	73,784	246,486	213,039
Expenses:
Property operating costs	24,524	21,526	70,360	58,372
Real estate taxes and insurance	4,631	1,285	9,215	4,464
Depreciation and amortization	22,531	18,396	66,885	54,600
General and administrative	3,973	3,834	13,714	12,516
Other expenses	734	441	2,146	958
Total expenses	56,393	45,482	162,320	130,910
Operating income	29,053	28,302	84,166	82,129
Interest income	33	71	112	474
Interest:
Expense incurred	(11,934)	(3,928)	(36,471)	(17,106)
Amortization of deferred financing costs	(874)	(490)	(2,677)	(1,636)
Net income	16,278	23,955	45,130	63,861
Preferred unit distributions	(6,811)	(5,572)	(20,241)	(15,301)
Net income attributable to common units	$9,467	$18,383	$24,889	$48,560
Earnings per unit – basic:
Net income attributable to common units	$0.11	$0.22	$0.30	$0.59
Weighted average common units outstanding	81,826,688	81,465,107	81,724,511	81,358,214
Earnings per unit – diluted:
Net income attributable to common units	$0.11	$0.22	$0.30	$0.59
Weighted average common units outstanding	82,713,851	82,474,712	82,630,663	82,433,216
Distributions declared per unit	$0.15	$0.12	$0.42	$0.36
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			44,658		472	45,130
Issuance of OP units for preferred stock offering	65,000		(2,306)			62,694
Common unit distributions			(34,208)		(278)	(34,486)
Preferred unit distributions			(20,029)		(212)	(20,241)
Issuance of OP units to REIT when redeemable partnership units redeemed		232,193	5,700			5,700
Issuance of OP units for stock awards		156,425	350			350
Issuance of OP units due to option exercises		113,955	868			868
Retirement and forfeiture of OP units		(121,307)	(2,327)			(2,327)
Amortization of deferred compensation costs			5,334			5,334
Adjustments to redeemable partnership units			(16,196)		(3,278)	(19,474)
Balance at September 30, 2012	$351,250	62,633,880	$885,761	662,373	$9,367	$1,246,378
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2012	2011
Cash flow from operating activities
Net income	$45,130	$63,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66,885	54,600
Straight line rent	(16,824)	(29,518)
Amortization of deferred financing costs	2,677	1,636
Amortization of lease contracts above and below market value	(2,595)	(1,900)
Compensation paid with Company common shares	5,333	4,433
Changes in operating assets and liabilities
Restricted cash	174	223
Rents and other receivables	(1,668)	954
Deferred costs	(898)	(1,672)
Prepaid expenses and other assets	(6,302)	(2,903)
Accounts payable and accrued liabilities	739	(1,511)
Accrued interest payable	11,742	11,403
Prepaid rents and other liabilities	(1,653)	3,697
Net cash provided by operating activities	102,740	103,303
Cash flow from investing activities
Investments in real estate – development	(82,754)	(312,056)
Land Acquisition Costs	—	(9,507)
Interest capitalized for real estate under development	(2,654)	(23,967)
Improvements to real estate	(3,333)	(3,147)
Additions to non-real estate property	(55)	(203)
Net cash used in investing activities	(88,796)	(348,880)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	97,450
Line of credit:
Proceeds	15,000	—
Repayments	(35,000)	—
Mortgage notes payable:
Repayments	(3,900)	(3,900)
Return of escrowed proceeds	—	1,104
Issuance of OP units for stock option exercises	868	596
Payments of financing costs	(2,084)	(1,352)
Advances from related parties	4,000	—
Distributions	(51,199)	(43,227)
Net cash (used in) provided by financing activities	(9,621)	50,671

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2012	2011
Net increase (decrease) in cash and cash equivalents	4,323	(194,906)
Cash and cash equivalents, beginning	10,097	222,428
Cash and cash equivalents, ending	$14,420	$27,522
Supplemental information:
Cash paid for interest	$27,384	$29,670
Deferred financing costs capitalized for real estate under development	$161	$1,192
Construction costs payable capitalized for real estate under development	$10,549	$25,777
Redemption of operating partnership units	$5,700	$58,300
Adjustments to redeemable partnership units	$19,474	$(12,752)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of September 30, 2012, owned 77.1% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of September 30, 2012, the Company holds a fee simple interest in the following properties:

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

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2012 is a $0.3 million bank account held by DFT that is not part of the Operating Partnership and $4.0 million due DFT from the Operating Partnership which was repaid as of the date of this filing. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2011 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $21.3 million and $17.3 million for the three months ended September 30, 2012 and 2011, respectively, and $63.3 million and $51.2 million for the nine months ended September 30, 2012 and 2011, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2012 and 2011.
Deferred Costs
Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Financing costs	$23,082	$21,047
Accumulated amortization	(9,620)	(6,831)
Financing costs, net	$13,462	$14,216

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $0.1 million for each of the three months ended September 30, 2012 and 2011, respectively, and $0.9 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of deferred leasing costs totaled $1.1 million for each of the three months ended September 30, 2012 and 2011, respectively, and $3.3 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively. Balances, net of accumulated amortization, at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Leasing costs	$46,338	$46,128
Accumulated amortization	(22,640)	(19,995)
Leasing costs, net	$23,698	$26,133
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2012 and December 31, 2011, the fuel inventory was $2.9 million and $2.2 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(12,570)	(11,748)
Lease contracts above market value, net	$10,530	$11,352

Lease contracts below market value	$39,375	$45,700
Accumulated amortization	(24,479)	(27,387)
Lease contracts below market value, net	$14,896	$18,313
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,757
Distributions declared	—	(7,926)
Redemption of operating partnership units	(232,193)	(5,700)
Adjustments to redeemable noncontrolling interests – operating partnership	—	21,643
Balance at September 30, 2012	18,832,188	$475,513
The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Redemption of operating partnership units	(232,193)	(5,700)
Adjustments to redeemable partnership units	—	19,474
Balance at September 30, 2012	18,832,188	$475,513
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to controlling interests	$14,097	$19,520	$39,373	$51,658
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	61,690	129,961	(15,943)	75,701
	$75,787	$149,481	$23,430	$127,359

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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets
The following is a summary of properties owned by the Company at September 30, 2012 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$158,939	$—	$161,439
ACC3	Ashburn, VA	1,071	95,470	—	96,541
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,743	—	304,186
ACC6 Phase I	Ashburn, VA	2,759	114,456	—	117,215
VA3	Reston, VA	9,000	175,673	—	184,673
VA4	Bristow, VA	6,800	143,864	—	150,664
CH1	Elk Grove Village, IL	23,611	358,381	—	381,992
NJ1 Phase I	Piscataway, NJ	4,311	211,378	—	215,689
SC1 Phase I	Santa Clara, CA	10,102	219,758	—	229,860
		73,197	2,313,693	—	2,386,890
Construction in progress and land held for development	(1)	—	—	204,961	204,961
		$73,197	$2,313,693	$204,961	$2,591,851

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of September 30, 2012 and December 31, 2011
($ in thousands)

	September 30, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$140,900	20%	3.2%	2.2	$144,800
Unsecured	550,000	80%	8.5%	4.5	570,000
Total	$690,900	100%	7.4%	4.0	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	80%	8.5%	4.5	$550,000
Fixed Rate Debt	550,000	80%	8.5%	4.5	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—%	3.5	20,000
ACC5 Term Loan	140,900	20%	3.2%	2.2	144,800
Floating Rate Debt	140,900	20%	3.2%	2.2	164,800
Total	$690,900	100%	7.4%	4.0	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.2 million and $2.8 million during the three and nine months ended September 30, 2012, respectively.
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
The Company was in compliance with all of the covenants under the loan as of September 30, 2012.
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
The Company was in compliance with all covenants under the Unsecured Notes as of September 30, 2012.
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

As of September 30, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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
Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
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

As of September 30, 2012, no letters of credit or amounts were outstanding under the facility. As of the date of this report, $15.0 million was outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of September 30, 2012.

A summary of the Company’s debt maturity schedule as of September 30, 2012 is as follows:
Debt Maturity as of September 30, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2012	$—		$1,300		$1,300	0.2%	3.2%
2013	—		5,200		5,200	0.8%	3.2%
2014	—		134,400	(2)	134,400	19.5%	3.2%
2015	125,000	(1)	—		125,000	18.1%	8.5%
2016	125,000	(1)	—		125,000	18.1%	8.5%
2017	300,000	(1)	—		300,000	43.3%	8.5%
Total	$550,000		$140,900		$690,900	100%	7.4%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment due on December 2, 2014 with no extension option.

5. Commitments and Contingencies
The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.
A contract related to the development of ACC6 Phase II data center was in place as of September 30, 2012. This contract is cost-plus in nature whereby the contract sum is the aggregate of the cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2012, the ACC6 Phase II control estimate was $81.0 million of which $58.6 million has been incurred.
Concurrent with DFT’s October 2007 initial public offering, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of December 31, 2011 without triggering the tax protection provisions is approximately 50% of the initial built in gain of $667 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. The Company’s estimated aggregate built-in gain attributed to the initial contributors as of December 31, 2011 was approximately $400 million (unaudited). Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of September 30, 2012 and December 31, 2011 was $475.5 million and $461.7 million, respectively, based on the closing share price of DFT’s common stock of $25.25 and $24.22, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2012, OP unitholders redeemed a total of 232,193 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2012, DFT has declared and paid the following cash dividends on its Series A Preferred Stock:

•	$0.4921875 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.4921875 per share payable to stockholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.

•	$0.4921875 per share payable to stockholders of record as of October 5, 2012. This dividend was paid on October 15, 2012.
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
For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2012, DFT has declared and paid the following cash dividends on its Series B Preferred Stock:

•	$0.4765625 per share payable to stockholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.4765625 per share payable to stockholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.

•	$0.4765625 per share payable to stockholders of record as of October 5, 2012. This dividend was paid on October 15, 2012.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the nine months ended September 30, 2012:

•
DFT issued an aggregate of 156,425 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 232,193 OP units in exchange for an equal number of shares of DFT’s common stock.
During the nine months ended September 30, 2012, DFT declared and paid the following cash dividends totaling $0.42 per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.12 per share payable to shareholders of record as of April 5, 2012. This dividend was paid on April 16, 2012.

•	$0.15 per share payable to shareholders of record as of July 6, 2012. This dividend was paid on July 16, 2012.

•	$0.15 per share payable to shareholders of record as of October 5, 2012. This dividend was paid on October 15, 2012.

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
As of September 30, 2012, 772,102 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 5,527,898.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	489,329	$15.31
Granted	143,191	$22.66
Vested	(310,737)	$11.46
Forfeited	(20,030)	$22.38
Unvested balance at September 30, 2012	301,753	$22.31
During the nine months ended September 30, 2012, the Company issued 143,191 shares of restricted stock, which had an aggregate value of $3.2 million on the respective grant dates. This amount will be amortized to expense over a three year vesting period. Also during the nine months ended September 30, 2012, 310,737 shares of restricted stock vested at a value of $7.1 million on the vesting date.
As of September 30, 2012, total unearned compensation on restricted stock was $4.6 million, and the weighted average vesting period was 1.0 year.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.
A summary of the Company’s stock option activity under the applicable equity incentive plan for the nine months ended September 30, 2012 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(113,955)	$7.62
Forfeited	(53,648)	$22.60
Under option, September 30, 2012	2,076,781	$15.17

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of September 30, 2012	2,076,781	$3.9	million	1.0 year	7.6 years
The following table sets forth the number of unvested options as of September 30, 2012 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18
Forfeited	(53,648)	$6.52
Unvested balance at September 30, 2012	809,991	$6.96
The following tables sets forth the number of exercisable options as of September 30, 2012 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(113,955)	$2.56
Options Exercisable at September 30, 2012	1,266,790	$3.52

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2012	1,266,790	$19.0	million	$10.24	6.9 years
The intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $1.9 million.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the nine months ended September 30, 2012.

Assumption
Number of options granted	341,541
Exercise price	$22.57
Expected term (in years)	4
Expected volatility	39%
Expected annual dividend	2%
Risk-free rate	0.64%
Fair value at date of grant	$2.0 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three-year cliff life with no dividend rights. 61,033 performance units were granted during the nine months ended September 30, 2012, which will be settled in common shares on the March 1, 2015 vesting date as long as the employee remains employed with the Company. These units were valued using a Monte Carlo simulation and will be amortized over the three year vesting period from the grant date to the March 1, 2015 vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three-year performance period beginning on January 1, 2012 and ending on January 1, 2015. Based on the closing price of the Company’s common stock at the grant date, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance unit awards is $4.1 million.

10. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	62,994,500	61,973,869	62,820,979	60,912,532
Effect of dilutive securities	887,163	1,009,605	906,152	1,075,002
Weighted average common shares – diluted	63,881,663	62,983,474	63,727,131	61,987,534
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$7,286	$13,948	$19,132	$36,357
Net income allocated to unvested restricted shares	(45)	(110)	(128)	(306)
Net income attributable to common shares, adjusted	7,241	13,838	19,004	36,051
Weighted average common shares – basic	62,994,500	61,973,869	62,820,979	60,912,532
Earnings per common share – basic	$0.11	$0.22	$0.30	$0.59
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$7,286	$13,948	$19,132	$36,357
Adjustments to redeemable noncontrolling interests	22	57	62	160
Adjusted net income available to common shares	7,308	14,005	19,194	36,517
Weighted average common shares – diluted	63,881,663	62,983,474	63,727,131	61,987,534
Earnings per common share – diluted	$0.11	$0.22	$0.30	$0.59

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock Options	0.9	0.9	0.9	0.9
Performance Units	0.1	—	0.1	—

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,826,688	81,465,107	81,724,511	81,358,214
Effect of dilutive securities	887,163	1,009,605	906,152	1,075,002
Weighted average common units – diluted	82,713,851	82,474,712	82,630,663	82,433,216

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock Options	0.9	0.9	0.9	0.9
Performance Units	0.1	—	0.1	—

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2012:

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

•
Debt: As of September 30, 2012, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $690.9 million with a fair value of $746.0 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 0.27% as of September 30, 2012 plus a 3.00% spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center and the SC2 parcel of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of September 30, 2012 and December 31, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$63,095	$10,102	$—	$73,197
Buildings and improvements	—	2,084,220	229,473	—	2,313,693
	—	2,147,315	239,575	—	2,386,890
Less: accumulated depreciation	—	(297,163)	(7,529)	—	(304,692)
Net income producing property	—	1,850,152	232,046	—	2,082,198
Construction in progress and land held for development	—	127,455	77,506	—	204,961
Net real estate	—	1,977,607	309,552	—	2,287,159
Cash and cash equivalents	12,763	1,259	398	—	14,420
Restricted cash	—	—	—	—	—
Rents and other receivables	21	2,098	937	—	3,056
Deferred rent	—	138,465	5,221	—	143,686
Lease contracts above market value, net	—	10,530	—	—	10,530
Deferred costs, net	11,390	25,523	247	—	37,160
Investment in affiliates	2,284,792	—	—	(2,284,792)	—
Prepaid expenses and other assets	2,831	24,054	5,207	—	32,092
Total assets	$2,311,797	$2,179,536	$321,562	$(2,284,792)	$2,528,103
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	140,900	—	—	140,900
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,330	18,284	2,080	—	23,694
Construction costs payable	484	10,016	49	—	10,549
Accrued interest payable	13,967	303	—	—	14,270
Distribution payable	18,071	—	—	—	18,071
Lease contracts below market value, net	—	14,896	—	—	14,896
Prepaid rents and other liabilities	54	28,380	1,398	—	29,832
Due to related party	4,000	—	—	—	4,000
Total liabilities	589,906	212,779	3,527	—	806,212

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	475,513	—	—	—	475,513
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2012	166,250	—	—	—	166,250
62,633,880 common units issued and outstanding at September 30, 2012	885,761	1,966,757	318,035	(2,284,792)	885,761
General partner’s capital, 662,373 common units issued and outstanding at September, 2012	9,367	—	—	—	9,367
Total partners’ capital	1,246,378	1,966,757	318,035	(2,284,792)	1,246,378
Total liabilities & partners’ capital	$2,311,797	$2,179,536	$321,562	$(2,284,792)	$2,528,103

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$53,291	$10,102	$—	$63,393
Buildings and improvements	—	1,896,379	226,998	—	2,123,377
	—	1,949,670	237,100	—	2,186,770
Less: accumulated depreciation	—	(240,461)	(1,784)	—	(242,245)
Net income producing property	—	1,709,209	235,316	—	1,944,525
Construction in progress and land held for development	—	243,663	76,948	—	320,611
Net real estate	—	1,952,872	312,264	—	2,265,136
Cash and cash equivalents	9,174	196	727	—	10,097
Restricted cash	—	174	—	—	174
Rents and other receivables	—	1,320	68	—	1,388
Deferred rent	—	126,171	691	—	126,862
Lease contracts above market value, net	—	11,352	—	—	11,352
Deferred costs, net	11,288	28,965	96	—	40,349
Investment in affiliates	2,233,148	—	—	(2,233,148)	—
Prepaid expenses and other assets	1,538	27,539	2,631	—	31,708
Total assets	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$20,000	$—	$—	$—	$20,000
Mortgage notes payable	—	144,800	—	—	144,800
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,788	17,782	1,385	—	22,955
Construction costs payable	—	12,326	7,974	—	20,300
Accrued interest payable	2,199	329	—	—	2,528
Distribution payable	14,543	—	—	—	14,543
Lease contracts below market value, net	—	18,313	—	—	18,313
Prepaid rents and other liabilities	49	28,717	292	—	29,058
Total liabilities	590,579	222,267	9,651	—	822,497

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	461,739	—	—	—	461,739
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,050,000 issued and outstanding at December 31, 2011	101,250	—	—	—	101,250
62,252,614 common units issued and outstanding at December 31, 2011	903,917	1,926,322	306,826	(2,233,148)	903,917
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2011	12,663	—	—	—	12,663
Total partners’ capital	1,202,830	1,926,322	306,826	(2,233,148)	1,202,830
Total liabilities & partners’ capital	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$54,209	$2,470	$(38)	$56,641
Recoveries from tenants	3,517	26,050	1,709	(3,517)	27,759
Other revenues	—	333	758	(45)	1,046
Total revenues	3,517	80,592	4,937	(3,600)	85,446
Expenses:
Property operating costs	—	25,794	2,292	(3,562)	24,524
Real estate taxes and insurance	—	3,927	704	—	4,631
Depreciation and amortization	28	20,438	2,065	—	22,531
General and administrative	3,406	19	548	—	3,973
Other expenses	119	—	653	(38)	734
Total expenses	3,553	50,178	6,262	(3,600)	56,393
Operating income	(36)	30,414	(1,325)	—	29,053
Interest income	109	—	—	(76)	33
Interest:
Expense incurred	(11,889)	(45)	(76)	76	(11,934)
Amortization of deferred financing costs	(682)	(192)	—	—	(874)
Equity in earnings	28,776	—	—	(28,776)	—
Net income	16,278	30,177	(1,401)	(28,776)	16,278
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$9,467	$30,177	$(1,401)	$(28,776)	$9,467

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$159,512	$6,185	$(113)	$165,584
Recoveries from tenants	10,226	74,648	2,925	(10,226)	77,573
Other revenues	—	993	2,447	(111)	3,329
Total revenues	10,226	235,153	11,557	(10,450)	246,486
Expenses:
Property operating costs	—	75,466	5,231	(10,337)	70,360
Real estate taxes and insurance	—	7,658	1,557	—	9,215
Depreciation and amortization	90	60,622	6,173	—	66,885
General and administrative	11,807	67	1,840	—	13,714
Other expenses	135	—	2,124	(113)	2,146
Total expenses	12,032	143,813	16,925	(10,450)	162,320
Operating income	(1,806)	91,340	(5,368)	—	84,166
Interest income	299	—	—	(187)	112
Interest:
Expense incurred	(35,608)	(863)	(187)	187	(36,471)
Amortization of deferred financing costs	(2,069)	(608)	—	—	(2,677)
Equity in earnings	84,314	—	—	(84,314)	—
Net income	45,130	89,869	(5,555)	(84,314)	45,130
Preferred unit distributions	(20,241)	—	—	—	(20,241)
Net income attributable to common units	$24,889	$89,869	$(5,555)	$(84,314)	$24,889

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(37,301)	$139,741	$300	$—	$102,740
Cash flow from investing activities
Investments in real estate – development	(25)	(71,523)	(11,206)	—	(82,754)
Investments in affiliates	46,653	(57,248)	10,595	—	—
Interest capitalized for real estate under development	—	(2,654)	—	—	(2,654)
Improvements to real estate	—	(3,333)	—	—	(3,333)
Additions to non-real estate property	(17)	(20)	(18)	—	(55)
Net cash provided by (used in) investing activities	46,611	(134,778)	(629)	—	(88,796)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(3,900)	—	—	(3,900)
Exercises of stock options	868	—	—	—	868
Payments of financing costs	(2,084)	—	—	—	(2,084)
Advances from related parties	4,000	—	—	—	4,000
Distributions	(51,199)	—	—	—	(51,199)
Net cash (used in) provided by financing activities	(5,721)	(3,900)	—	—	(9,621)
Net increase in cash and cash equivalents	3,589	1,063	(329)	—	4,323
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$12,763	$1,259	$398	$—	$14,420

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(38,077)	$126,900	$14,480	$—	$103,303
Cash flow from investing activities
Investments in real estate – development	—	(185,861)	(126,195)	—	(312,056)
Land acquisition costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(211,259)	74,688	136,571	—	—
Interest capitalized for real estate under development	—	(8,641)	(15,326)	—	(23,967)
Improvements to real estate	—	(3,147)	—	—	(3,147)
Additions to non-real estate property	(67)	(128)	(8)	—	(203)
Net cash used in investing activities	(211,326)	(123,089)	(14,465)	—	(348,880)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Mortgage notes payable:
Repayments	—	(3,900)	—	—	(3,900)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	596	—	—	—	596
Payments of financing costs	(208)	(1,144)	—	—	(1,352)
Distributions	(43,227)	—	—	—	(43,227)
Net cash provided by (used in) financing activities	54,611	(3,940)	—	—	50,671
Net decrease in cash and cash equivalents	(194,792)	(129)	15	—	(194,906)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428
Cash and cash equivalents, ending	$26,263	$540	$719	$—	$27,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. The Company cautions investors that any forward-looking statements presented in this report are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions you that while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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

Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2012, owned 77.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of September 30, 2012, the Company owns and operates ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. In April 2012, the Company began development of ACC6 Phase II, with completion expected in late 2012. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.

The following tables present certain data of the operating properties and development projects as of September 30, 2012:

Operating Properties
As of September 30, 2012

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (3)	Critical Load MW (4)	% Leased(5)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
ACC6 Phase I	Ashburn, VA	2011	131,000	65,000	13.0	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	98%	98%
VA3	Reston, VA	2003	256,000	147,000	13.0	56%	56%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			1,843,000	905,000	150.9	96%	96%
Completed not Stabilized
CH1 Phase II	Elk Grove Village, IL	2,012	200,000	109,000	18.2	86%	71%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	36%	36%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	44%	44%
Subtotal – non-stabilized			560,000	285,000	54.6	55%	50%
Total Operating Properties			2,403,000	1,190,000	205.5	85%	84%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

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

(5)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease. Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles. Leases executed as of September 30, 2012 (including one lease amendment executed October 2012) represent $229 million of base rent on a straight-line basis and $225 million on a cash basis over the next twelve months.

Lease Expirations
As of September 30, 2012
The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2012. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Leases (3)	% of Leased kW	% of Annualized Base Rent
2012	—	—	—%	—	—%	—%
2013 (4)	2	8	0.8%	1,567	0.9%	0.9%
2014	6	35	3.5%	6,287	3.6%	3.7%
2015	4	70	7.0%	13,812	7.9%	7.1%
2016 (5)	4	32	3.2%	4,686	2.7%	2.6%
2017 (5)	9	66	6.7%	11,470	6.6%	6.3%
2018 (5)	10	118	11.9%	24,511	14.0%	14.3%
2019	11	168	16.9%	31,035	17.7%	16.3%
2020	9	96	9.7%	15,196	8.7%	9.2%
2021	7	130	13.1%	21,669	12.4%	13.9%
After 2021 (5)	20	270	27.2%	44,597	25.5%	25.7%
Total	82	993	100%	174,830	100%	100%

(1)
Represents 33 tenants with 82 lease expiration dates, including two leases that have not yet commenced as of October 24, 2012 for one existing tenant. Top three tenants represent 47% of annualized base rent as of September 30, 2012 (including one lease amendment executed October 2012).

(2)
Raised square footage is that portion of gross building area where the tenants locate their computer servers. The Company considers raised square footage to be the net rentable square footage in each of its facilities.

(3)	One MW is equal to 1,000 kW.

(4)
One lease has an option to terminate on six months notice and has a scheduled maturity on September 30, 2013 with no notice received as of today. Notice has been provided on the second lease and it will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent.

(5)
Reflects the fact that, in October 2012, the Company entered into a lease amendment with one tenant, which lease provided for scheduled lease expirations of 13,900 kW of critical load between 2016 and 2018, to extend the term of each lease expiration by 8.2 years. This lease represents 80,000 raised square feet and 8.0% of leased raised square feet as of September 30, 2012.

Development Projects
As of September 30, 2012
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased
Current Development Projects
ACC6 Phase II	Ashburn, VA	131,000	65,000	13.0	$115,000	$88,243	67%

Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,653
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,212
		360,000	176,000	36.4		100,865
Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,191
ACC8	Ashburn, VA	100,000	50,000	10.4		3,670
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		1,992
		760,000	397,000	83.2		15,853
Total		1,251,000	638,000	132.6		$204,961

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

(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of September 30, 2012. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.

Leasing Update
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During the first nine months of 2012, the Company executed eight leases and a pre-lease representing a total of 27.86 MW of critical load and 139,713 raised square feet of space with an average lease term of 11.4 years. Three leases were at SC1 Phase I comprising 5.69 MW of critical load and 27,295 raised square feet, three leases were at ACC6 Phase I comprising 11.92 MW of critical load and 58,950 raised square feet, one lease was at CH1 Phase II comprising 1.30 MW of critical load and 8,150 raised square feet and one lease was at NJ1 Phase I comprising 0.28 MW of critical load and 1,385 raised square feet. The pre-lease was at ACC6 Phase II totaling 8.67 MW and 43,933 raised square feet. Separately, the Company granted this tenant a delay of the rent commencements of 3.9 MW scheduled for 2012 and 2013 until 2013 and 2014 at the CH1 Phase II facility; however, the tenant has the ability to commence those leases earlier if it so chooses. In addition, the tenant also has the right to relinquish 2.6 MW of the 3.9 MW leased by notifying the Company by January 2013. Because of this leasing activity, which results in ACC6 Phase I being 100% leased and ACC6 Phase II being 67% pre-leased, the Company commenced development of ACC6 Phase II in the second quarter 2012. The ACC6 Phase II development has an anticipated completion date of late 2012.
Through October 24, 2012, the Company has extended the maturity of four leases totaling 23.81 MW and 148,687 raised square feet for a weighted average additional 7.5 years. One of these leases was at ACC3 totaling 13.90 MW and 80,000 raised square feet, one lease was at CH1 totaling 3.90 MW and 24,851 raised square feet, one lease was at ACC5 totaling 3.41 MW and 16,400 raised square feet and one lease was at VA3 totaling 2.60 MW and 27,436 raised square feet. The four extended leases' base rent is approximately 5.9% lower than base rent prior to the extensions on a straight line basis. Cash base rent declines approximately 18.5% at the time the renewal rents take effect as compared to current cash rents. Cash base rent does not decline until the original lease term has expired. The original lease terms expire from 2013 to 2018 and the extended lease terms expire from 2017 to 2026. For certain of these extensions we made a strategic decision to agree to certain cash rent reductions in exchange for obtaining long-term lease extensions. These cash rent reductions will not have an impact on our cash position in 2013 or 2014 compared to current rents we receive, but there will be an impact in 2015 and future years. Overall, we believe these lease extensions strengthen our business going forward.
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

The Company leases space on a long-term basis, and after taking into account a renewal that took place in October 2012, the Company’s weighted average remaining lease term was approximately 7.5 years as of September 30, 2012. Although less than 15% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2016, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. During the second quarter of 2012, the Company's second largest tenant, Yahoo!, elected not to renew one of its leases comprising 2.8% of the Company's consolidated annualized base rent as of March 31, 2012. The Company is actively marketing this space, but it can provide no assurances regarding when the space will be re-leased or the rates that it will be able to charge for the space, particularly in light of some of the factors discussed below.

Market Conditions

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
The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in three of its operating properties that were recently placed into service – NJ1 Phase I, SC1 Phase I and CH1 Phase II – and ACC6 Phase II after it has been placed into service. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. There appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space at the four properties recently placed into service or at the Company's stabilized properties in which there is vacant space. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
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
After taking into account a renewal that took place in October 2012, the Company's three largest tenants comprised 47% of its annualized base rent as of September 30, 2012. None of the leases of the Company's three largest tenants have early termination rights. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2012, owned 77.1% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Operating Revenue. Operating revenue for the three months ended September 30, 2012 was $85.4 million. This includes base rent of $56.6 million, tenant recoveries of $27.8 million, which includes the Company's property management fee, and other revenue of $1.0 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $73.8 million for the three months ended September 30, 2011. The increase of $11.6 million, or 15.7%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease that expired on April 30, 2012.
Operating Expenses. Operating expenses for the three months ended September 30, 2012 were $56.4 million, compared to $45.5 million for the three months ended September 30, 2011. The increase of $10.9 million, or 24.0%, was primarily due to the following: $6.3 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011, CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1; and a $4.1 million increase from depreciation and amortization from the opening of these new data centers. The percentage increase in operating expenses was greater than the increase in operating revenue, described above, primarily due to placing into service ACC6 Phase I, SC1 Phase I and CH1 Phase II, whose operating expenses were not yet fully recoverable as SC1 Phase I and CH1 Phase II are not yet fully leased and ACC6 Phase I became fully leased in September 2012.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2012 was $12.8 million compared to interest expense of $4.4 million for the three months ended September 30, 2011. Total interest incurred for the three months ended September 30, 2012 was $14.0 million, of which $1.2 million was capitalized, as compared to $14.2 million for the corresponding period in 2011, of which $9.8 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in July 2011. Interest capitalized decreased period over period as the Company had three projects under development in the third quarter of 2011 and only one project under development in the third quarter of 2012.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended September 30, 2012 was $2.2 million as compared to $4.4 million for the three months ended September 30, 2011. The decrease of $2.2 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense, described above and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 2.0 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from July 1, 2011 through September 30, 2012.

Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended September 30, 2012 was $7.3 million as compared to $13.9 million for the three months ended September 30, 2011. The decrease of $6.6 million was primarily due to higher interest expense, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Operating Revenue. Operating revenue for the nine months ended September 30, 2012 was $246.5 million. This includes base rent of $165.6 million, tenant recoveries of $77.6 million, which includes the Company's property management fee, and other revenue of $3.3 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $213.0 million for the nine months ended September 30, 2011. The increase of $33.5 million, or 15.7%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease that expired on April 30, 2012.
Operating Expenses. Operating expenses for the nine months ended September 30, 2012 were $162.3 million, compared to $130.9 million for the nine months ended September 30, 2011. The increase of $31.4 million, or 24.0%, was primarily due to the following: $16.7 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011 and CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1; $12.3 million increase from depreciation and amortization from the opening of these new data centers; and a $1.2 million increase in general and administrative expense partially due to lower costs capitalized to development. The percentage increase in operating expenses was greater than the increase in operating revenue, described above, primarily due to placing into service ACC6 Phase I, SC1 Phase I and CH1 Phase II, whose operating expenses are not yet fully recoverable as SC1 Phase I and CH1 Phase II are not yet fully leased and ACC6 Phase I became fully leased in September 2012.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2012 was $39.1 million compared to interest expense of $18.7 million for the nine months ended September 30, 2011. Total interest incurred for the nine months ended September 30, 2012 was $41.9 million, of which $2.8 million was capitalized, as compared to $43.9 million for the corresponding period in 2011, of which $25.2 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in July 2011. Interest capitalized decreased period over period as the Company had three projects under development in the first nine months of 2011 and averaged less than one project under development in the first nine months of 2012.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2012 was $5.8 million as compared to $12.2 million for the nine months ended September 30, 2011. The decrease of $6.4 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense, described above, its share of higher preferred stock dividends of $4.9 million related to the Company’s Series B Preferred Stock issued in March 2011 and January 2012 and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.1 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2011 through September 30, 2012.
Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2012 was $19.1 million as compared to $36.4 million for the nine months ended September 30, 2011. The decrease of $17.3 million was primarily due to higher interest expense and higher preferred stock dividends, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2012 was a $0.3 million bank account at DFT that is not part of the Operating Partnership and $4.0 million due DFT from the Operating Partnership.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net cash provided by operating activities decreased by $0.4 million, or 0.4%, to $102.7 million for the nine months ended September 30, 2012, as compared to $103.1 million for the corresponding period in 2011. The decrease is primarily due to increases in prepaid expenses and other assets and rents and other receivables partially offset by increased cash rents from leases.

Net cash used in investing activities decreased by $260.1 million, or 74.5%, to $88.8 million for the nine months ended September 30, 2012 compared to $348.9 million for the corresponding period in 2011. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During the first nine months of 2011, the Company had three projects under development, while the Company averaged less than one project under development during the first nine months of 2012. Additionally, the Company acquired land held for the development of ACC7 for $9.5 million in the first nine months of 2011.
Net cash from financing activities decreased by $64.3 million, or 126.8%, to a use of $13.6 million for the nine months ended September 30, 2012 compared to $50.7 million generated for the corresponding period in 2011. Cash used in financing activities for the nine months ended September 30, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net pay down of the unsecured revolving credit facility, $51.2 million paid for dividends and distributions, $2.1 million in financing costs paid to amend the revolving credit facility and $3.9 million of principal payments on the ACC5 Term Loan. Cash provided by financing activities for the nine months ended September 30, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock partially offset by $43.2 million paid for dividends and distributions and $3.9 million of principal payments on the ACC5 Term Loan.
Market Capitalization
The following table sets forth the Company’s total market capitalization as of September 30, 2012:
Capital Structure as of September 30, 2012
(in thousands except per share data)

Mortgage Notes Payable				$140,900
Unsecured Notes				550,000
Total Debt				690,900	22.2%
Common Shares	77%	63,296
Operating Partnership (“OP”) Units	23%	18,832
Total Shares and Units	100%	82,128
Common Share Price at September 30, 2012		$25.25
Common Share and OP Unit Capitalization			$2,073,732
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,424,982	77.8%
Total Market Capitalization				$3,115,882	100.0%
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

A summary of the Company’s total debt as of September 30, 2012 and December 31, 2011 is as follows:
Debt Summary as of September 30, 2012 and December 31, 2011
($ in thousands)

	September 30, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$140,900	20%	3.2%	2.2	$144,800
Unsecured	550,000	80%	8.5%	4.5	570,000
Total	$690,900	100%	7.4%	4.0	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	80%	8.5%	4.5	$550,000
Fixed Rate Debt	550,000	80%	8.5%	4.5	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—%	3.5	20,000
ACC5 Term Loan	140,900	20%	3.2%	2.2	144,800
Floating Rate Debt	140,900	20%	3.2%	2.2	164,800
Total	$690,900	100%	7.4%	4.0	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.2 million and $2.8 million during the three and nine months ended September 30, 2012, respectively.
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
The Company was in compliance with all of the covenants under the loan as of September 30, 2012.
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
The Company was in compliance with all covenants under the Unsecured Notes as of September 30, 2012.
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
As of September 30, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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
Following the receipt of such investment grade rating, the terms of the facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.

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

As of September 30, 2012, no letters of credit or amounts were outstanding under the facility. As of the date of this report, $15.0 million was outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of September 30, 2012.
A summary of the Company’s debt maturity schedule as of September 30, 2012 is as follows :
Debt Maturity as of September 30, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2012	$—		$1,300		$1,300	0.2%	3.2%
2013	—		5,200		5,200	0.8%	3.2%
2014	—		134,400	(2)	134,400	19.5%	3.2%
2015	125,000	(1)	—		125,000	18.1%	8.5%
2016	125,000	(1)	—		125,000	18.1%	8.5%
2017	300,000	(1)	—		300,000	43.3%	8.5%
Total	$550,000		$140,900		$690,900	100%	7.4%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment due on December 2, 2014 with no extension option.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2012, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt obligations	$1,300	$139,600	$250,000	$300,000	$690,900
Interest on long-term debt obligations	12,840	101,918	81,990	24,438	221,186
Construction costs payable	10,549	—	—	—	10,549
Commitments under development contracts	7,372	—	—	—	7,372
Operating leases	100	810	701	—	1,611
Total	$32,161	$242,328	$332,691	$324,438	$931,618

Off-Balance Sheet Arrangements
As of September 30, 2012, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$16,278	$23,955	$45,130	$63,861
Depreciation and amortization	22,531	18,396	66,885	54,600
Less: Non real estate depreciation and amortization	(251)	(198)	(785)	(600)
FFO (1)	$38,558	$42,153	$111,230	$117,861

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
The Company’s variable rate debt consists of the ACC5 Term Loan and the Unsecured Credit Facility. The ACC5 Term Loan bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of September 30, 2012 would decrease future net income and cash flows by $1.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at September 30, 2012, a decrease of 0.2% would increase future net income and cash flows by $0.3 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At September 30, 2012, 80% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange act) that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

DUPONT FABROS TECHNOLOGY, INC.

Date:	October 25, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	October 25, 2012	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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