Form 10-K
period 2012-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2013-02-21
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2012.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, D.C.	(20005)
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (202) 728-0044
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common shares held by non-affiliates of the Registrant was $1,786 million as of June 30, 2012.
As of February 15, 2013, there were 65,918,709 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference
Portions of the Company's Definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders scheduled for May 29, 2013 to be filed with the Securities and Exchange Commission no later than April 30, 2013, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of December 31, 2012, DFT owned 77.1% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. The Company cautions investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions you that while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate developments in the Company's markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully lease vacant space in or operate stabilized properties;

•	defaults on or non-renewal of leases by tenants, including by the Company's three largest tenants that accounted for 48% of the Company's annualized base rent as of December 31, 2012;

•	failure to collect tenant obligations and note receivables;

•
failure to obtain necessary financing, extend the maturity of or refinance the Company's existing debt, or comply with the financial and other covenants of the agreements that govern the Company's existing debt;

•	decreased rental rates, increased vacancy rates or tenant bankruptcies;

•	increased interest rates;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations, including disruptions in the financial and credit markets and the availability of capital and other financing; and

•	changes in real estate and zoning laws.
For a detailed discussion of certain of the risks and uncertainties that could cause the Company's future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS
The Company
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of, and, as of December 31, 2012, owned 77.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). The remaining 22.9% common economic interest was owned by certain individuals and entities that hold redeemable noncontrolling interests-operating partnership. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
DFT is a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. The Company's facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. The Company's customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services.  The Company's ten data centers are located in four major U.S. markets, which total 2.5 million gross square feet and 218 megawatts of available critical load to power the servers and computing equipment of its customers.
The Company leases the raised square feet and available power of each of the Company's facilities to tenants under long-term triple-net leases, most of which contain annual rental increases. The Company has 33 tenants with 82 different lease expirations, with less than 5% of the expirations occurring over the next two years. The weighted average remaining lease term is over seven years. The Company's goal is to be a global preferred provider to the Fortune 1000 and, as of December 31, 2012, the Company's customers include four of the Fortune 20 and 18 of the Fortune 1000, which includes private or foreign enterprises of equivalent size. These 18 customers provided 72% of the Company's annualized base rent as of December 31, 2012. Additionally, as of December 31, 2012, the Company's top three customers provided 48% of its annualized base rent and its top 10 customers provided 82% of its annualized base rent. The Company's goal is to continue to expand and grow its tenant roster. The Company's data centers are strategically located in major population centers with significant electrical power availability and hubs of extensive fiber network connectivity. For the year ended December 31, 2012, the Company generated $332.4 million of total revenues, $60.8 million in net income and $26.0 million of net income attributable to common shares, and, as of December 31, 2012, the Company had total assets of $2.5 billion.
As of December 31, 2012, the Company held a fee simple interest in ten operating data centers-referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I; one data center property under development-referred to as ACC6 Phase II; two data center properties held for future development-referred to as NJ1 Phase II and SC1 Phase II; and land to be used to develop three additional data centers-referred to as ACC7, ACC8 and SC2. On January 1, 2013, the Company placed ACC6 Phase II into service. With this portfolio of operating and development properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing the Company's growing portfolio.
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the Company's operating properties. The Company believes that its data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world's largest technology companies. For example, the Company's current prototype data center facility, the ACC5 data center, is designed to provide tenants with a total of 36.4 megawatts, or MW, of power, which the Company refers to as critical load. Critical load is that portion of each facility's total power capacity that is made available for the exclusive use by the Company's tenants to operate their computer servers. Because the Company believes that critical load is the primary factor used by tenants in evaluating their data center requirements, the Company's rents are based primarily on the amount of power made available to its tenants, rather than the amount of space that they occupy. Accordingly, throughout this Form 10-K, we discuss our operations in terms of critical load because it is one of the primary metrics that the Company uses to manage its business. Also provided is information relating to a facility's total gross building area and its raised square feet, which is the net rentable square feet of each of the Company's facilities.

Through the Company's taxable REIT subsidiary, the Company also provides certain technical services to its tenants as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by its tenants.

Market Opportunity
Data centers are buildings that house a large number of computer servers and include the key related infrastructure necessary for operation of the servers, including systems for power distribution, environmental control, fire suppression and security. Network access is typically provided into a data center using optical fiber, normally from a variety of telecommunications carriers. The data center market in North America is highly fragmented with more than 200 companies providing different forms of internet data center services in the top ten markets, although not all data center providers are wholesale data center providers. Wholesale data center providers lease to a limited number of tenants large amounts of space, which can range in size from 2,500 to 50,000 square feet, typically in space that has been segregated with cages or in separate rooms within the data center referred to as cells or pods. In contrast, colocation providers operate on a retail model and serve customers with smaller data processing requirements by renting individual racks/cabinets or small amounts of space that can range in size from 500 to 5,000 square feet in size. The wholesale data center model allows technology and enterprise companies to design their own server layout and manage the operation of their servers, generally offer greater power within a single data center facility, which provides savings on the cost to operate the data center infrastructure through economies of scale; and provides secure facilities with security and technical staff on-site 24 hours a day, seven days a week to protect and support the critical business processes of the tenants operating their servers.
The top ten United States global wholesale data center markets are projected to have increased demand in 2013, according to Tier1Research's December 2012 report “North American Multi-Tenant Datacenter Supply Top Ten Markets-2012.” This report forecasts the following growth in demand for 2013 in each of the markets in which we own and operate data centers: New York /New Jersey-16%, Northern Virginia-15%, Silicon Valley/Santa Clara-13% and Chicago-12%. The Company believes that the total data center market is increasing primarily as a result of the continued strong growth in Internet traffic.
Competitive Strengths
The Company believes that it distinguishes itself from other data center providers through the following competitive strengths:
Data centers strategically located with high power capacity. The Company's operating and planned development properties are strategically located in the Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. The Company believes that these locations help attract and retain tenants because access to less expensive power yields significant cost savings for its tenants under the terms of its triple-net leases, and the proximity to large population centers enhances performance by reducing latency (the time it takes a packet of information to reach the end user). Additionally, the Company's facilities are engineered to provide critical load sufficient to serve many of the world's largest technology companies, which require more power than colocation facilities are designed to provide.
Long-term triple net leases to industry-leading tenants with strong credit. The Company's tenant base includes leading national and international technology companies, such as Microsoft, Yahoo! and Facebook. As of December 31, 2012, the Company's three largest tenants, Facebook, Microsoft and Yahoo!, which are currently under long term leases with staggered lease expirations, collectively accounted for 48% of its annualized base rent. Under the terms of its triple net leases, the Company's tenants occupy all or a percentage of each of its data centers and are obligated to reimburse it for property-level operating expenses. In addition, under the Company's triple-net lease structure, its tenants pay for only the power they use to operate their computer servers and the power that is used to cool their space. The Company believes that this lease structure, together with the economies of scale resulting from the size of its data centers, results in its tenants paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. The Company's triple-net lease terms also enable customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). Most of the Company's leases provide for annual rent increases, and, as of December 31, 2012, the Company's weighted average remaining lease term was approximately 7.1 years.
Strong development track record and pipeline. The Company currently owns and operates ten data centers, seven of which were 100% leased as of December 31, 2012. Two of the three properties not 100% leased are relatively new, one of which was placed into service on November 2010 and the other on October 2011, and each currently is in a lease-up phase. The remaining property has been in service since 2003 and was 56% leased as of December 31, 2012, following a lease expiration in 2012 that was not renewed. The Company believes that its in-house development expertise, together with its relationships with contractors who are experienced in the construction of data centers, gives it a significant advantage over those of the Company's competitors who are required to rely exclusively on third parties to develop, lease and maintain their properties. The

Company also believes that its development properties and parcels of land suitable for data center development gives it an advantage over those of its competitors who may have to acquire suitable sites for future development.
Business Strategy
The Company's primary business objective is to maximize cash flow through the prudent management of a balanced portfolio of operating and development properties. The Company's business strategies to achieve these objectives are:
Maximize cash flow from existing properties. The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of its operating properties. The Company strives to maximize its cash flows under these leases by including a monthly base rent obligation and property management fee to compensate it for the management of its properties, and a “triple net” structure, which obligates the Company's tenants to reimburse it for the costs that it incurs to operate the data center, including the cost of electricity used by tenants to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. Most of the Company's leases provide for annual increases of base rent-either a flat rate of about 3% or in some cases based on the consumer price index.
Lease available space. The Company's primary focus for 2013 is to lease its available vacant space. As of December 31, 2012, the Company had three operating properties with vacant space available to be leased: NJ1 Phase I, placed into service in November 2010; SC1 Phase I, placed into service in October 2011; and VA3 which had a tenant depart in 2012 following the expiration of the term of its lease. Since December 31, 2012, 2% of the space at ACC5, or 0.55 MW, and an additional 5% of the space at VA3, or 0.65 MW, became available when the Company restructured the leases at each facility with one tenant. As of February 5, 2013, ACC5 was 98% leased and VA3 was 51% leased. In addition, after December 31, 2012, a tenant at CH1 Phase II exercised its option to return 1.30 MW, or 7% of the space at CH1 Phase II, before the lease had commenced. As of February 5, 2013, CH1 Phase II was 93% leased.
Expand and diversify tenant base. The Company's existing tenant base consists primarily of large technology companies, and three of its stabilized data center properties are leased by two of its largest tenants under long-term leases with staggered lease expirations in two of the facilities. In recent years, the Company has been expanding and diversifying its tenant base by marketing its available space to other customers, including financial services companies, enterprise companies and government agencies, which demand data center space in smaller quantities-generally 10 MW or less-than large technology companies.
Prudently build-out the current development pipeline. The Company determines when to develop data center properties based on pre-leases, the amount of available space in its operating properties and anticipated demand for data center space in each applicable market. Although the Company currently does not have any data center sites under development, the Company plans to develop the second phases of NJ1 and SC1 in the future. The Company will develop the second phase of a data center only after substantially completing the lease-up of the first phase or if there is a significant pre-lease commitment in the second phase. Additionally, the Company will look to develop ACC7 and ACC8 located in Northern Virginia and SC2 located in Santa Clara, California in the future. The Company intends to finance future developments through a combination of cash generated from operations and equity and debt financing.
Properties
Operating Properties
For the year ended December 31, 2012, the Company executed 14 leases and pre-leases comprising a total of 41.48 MW of critical load and 213,295 raised square feet with an average lease term of 9.9 years. In addition, for the year ended December 31, 2012, the Company extended the terms of four leases that comprise a total of 23.81 MW of critical load and 148,687 raised square feet for an average of 7.5 years. The weighted average base rent, measured on a GAAP basis, for all of the leases that have commenced at the Company's operating properties as of December 31, 2012 was $109 per kilowatt per month. This amount excludes the reimbursed operating expenses and management fees under the triple-net lease structure.

The following table presents a summary of the Company's operating properties as of December 31, 2012:
Operating Properties
As of December 31, 2012

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (2)	Critical Load MW (3)	% Leased (4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
ACC6 Phase I	Ashburn, VA	2011	131,000	65,000	13.0	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	39%	39%
VA3 (6)	Reston, VA	2003	256,000	147,000	13.0	56%	56%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			2,023,000	993,000	169.1	90%	90%
Completed not Stabilized
CH1 Phase II (6)	Elk Grove Village, IL	2012	200,000	109,000	18.2	100%	71%
SC1 Phase I (7)	Santa Clara, CA	2011	180,000	88,000	18.2	75%	44%
Subtotal – non-stabilized			380,000	197,000	36.4	88%	58%
Total Operating Properties			2,403,000	1,190,000	205.5	90%	84%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants' computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(3)
Critical load (also referred to as IT load or load used by tenants' servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 184.1 MW. Leases executed as of December 31, 2012 represent $238 million of base rent on a GAAP basis over the next twelve months. Additionally, on a cash basis, leases executed as of December 31, 2012 represent $235 million of base rent over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

(6)
In January 2013, leases at ACC5 and VA3 were restructured with a tenant and 0.55 MW was returned at ACC5 and 0.65 MW was returned at VA3. As of February 5, 2013, ACC5 is 98% leased and commenced and VA3 is 51% leased and commenced. Additionally, an unrelated tenant at CH1 Phase II exercised their option to return 1.30 MW before the lease had commenced. As of February 5, 2013, CH1 Phase II is 93% leased and 86% commenced.

(7)	As of February 5, 2013, SC1 Phase I is 69% commenced.
Tenant Diversification
As of December 31, 2012, the Company's operating property portfolio of commenced leases had 33 data center tenants with 82 different lease expiration dates. As of December 31, 2012, the Company's three largest tenants, Facebook, Microsoft and Yahoo! accounted for 48% of its annualized base rent. As of December 31, 2012, the Company had commenced three leases with Facebook with expiration dates ranging from 2018 to 2022, and an option by Facebook to renew one lease for three years. As of December 31, 2012, the Company had commenced two leases with Microsoft with expiration dates ranging from 2020 to 2026 and options by Microsoft to renew one of these leases for eight years. As of December 31, 2012, the Company had commenced two leases with Yahoo! with expiration dates ranging from 2015 to 2019 and options by Yahoo! to renew these leases for five years.

For revenue information for the top three tenants for the last three years, see Note 5 to the Company's consolidated financial statements included herein.
Lease Expirations
The following table presents a summary of lease expirations for commenced leases at the Company's operating properties as of December 31, 2012.
Lease Expirations
As of December 31, 2012

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2013 (4)	2	8	0.8%	1,567	0.9%	1.0%
2014	6	35	3.6%	6,287	3.6%	3.9%
2015	4	70	7.1%	13,812	8.0%	7.3%
2016	4	32	3.3%	4,686	2.7%	2.7%
2017	10	69	7.0%	12,039	6.9%	6.6%
2018	11	121	12.3%	24,944	14.4%	14.5%
2019	11	168	17.1%	31,035	17.9%	16.3%
2020	9	96	9.8%	15,196	8.8%	8.8%
2021	7	130	13.2%	21,669	12.5%	13.4%
2022	6	75	7.6%	12,812	7.4%	7.9%
After 2022	12	180	18.2%	29,185	16.9%	17.6%
Total	82	984	100%	173,232	100%	100%

(1)	Represents 33 tenants with 82 lease expiration dates. Top three tenants represent 48% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 173.2 MW as of December 31, 2012.

(4)
One lease has a rolling option to terminate on six months' notice and has a scheduled maturity on September 30, 2013 with no notice received as of today. The second lease will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent as notice was provided.

Development Projects
The following table presents a summary of the Company's development properties as of December 31, 2012:
Development Projects
As of December 31, 2012
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased
Current Development Projects
ACC6 Phase II (6)	Ashburn, VA	131,000	65,000	13.0	$110,000	$97,819	100%

Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,669
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,212
		360,000	176,000	36.4		100,881
Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,743
ACC8	Ashburn, VA	100,000	50,000	10.4		3,658
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		5,833
		760,000	397,000	83.2		20,234
Total		1,251,000	638,000	132.6		$218,934

(1)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants' computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers.

(3)
Critical load (also referred to as IT load or load used by tenants' servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2012. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.

(6)
ACC6 Phase II was placed into service on January 1, 2013 and 50% of the leases commenced immediately. One-third of the remaining leases is expected to commence later in the first quarter of 2013 with the remaining leases expected to commence in the third quarter of 2013.

Competition
The Company believes it has two types of competitors:

•	Companies who choose to build, own and operate their own data centers rather than outsource, and

•	Owners, operators and developers of both wholesale and colocation data centers.
The data center market in North America is highly fragmented with more than 200 companies providing different forms of internet data center services in the top ten markets. In operating and managing its portfolio, the Company competes for tenants based on factors including location, available critical load, amount of raised square feet, flexibility, total cost for the tenant and expertise in the design and operation of data centers.
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
Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of the Company's data center facilities are located (CH1, NJ1 and SC1), and the undeveloped land for the Company's ACC8 and SC2 facilities, used these sites for industrial or retail purposes, and, therefore, each of those properties may contain some level of environmental contamination. In addition, many of the Company's properties presently contain large fuel storage tanks that the company uses to power its back-up engine generators. If any of these tanks were to release fuel into the environment, the Company would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at any of the Company's properties may expose it to third-party liability, which could be for amounts that are material, or materially adversely affect its ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
Some of the Company's properties may contain asbestos-containing building materials. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, these laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to the Company's properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in the Company's portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If the Company or its tenants fail to comply with these various requirements, the Company might incur governmental fines or private damage awards. Moreover, the Company does not know whether existing requirements will change or whether future requirements will require it to make significant unanticipated expenditures that will materially adversely impact its financial condition, results of operations, cash flow, cash available for distributions, the per share trading price of its common stock and its ability to satisfy its debt service obligations. The Company requires its tenants to comply with these environmental, health and safety laws and regulations and to indemnify it for any related liabilities. Environmental noncompliance liability could also affect a tenant's ability to make rental payments to the Company.
Although each of the Company's properties have been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with these properties. Unless required by applicable laws or regulations, the Company may not further investigate, remedy or ameliorate any liabilities disclosed in the Phase I assessments.

The Company's NJ1 property located in Piscataway, New Jersey, is subject to New Jersey's Industrial Site Recovery Act, or ISRA. Under ISRA or other clean up laws, New Jersey's Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution on or emanating from its site. In this case, the prior owner of the New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the NJ1 site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. The Company was not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of its purchase contract with the Company to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified the Company with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, the Company is named as an additional insured on a number of the Seller's environmental, workers' compensation, and professional liability insurance policies, and the Company carries insurance regarding some of the risks associated with the known contamination at the New Jersey site as well. Nonetheless, as the current landowner, under ISRA and other clean up laws, the Company may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, the Company could be required to continue them under applicable law. However, the Company does not anticipate that such costs would be material and it would seek to recover them from the Seller. The Company does not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, the Company's current use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so the Company does not expect such restrictions to have a material impact on its business. However, if the Company were to be held liable for any costs associated with environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on its financial condition and results of operations.
Americans With Disabilities Act
The Company's properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of the Company's properties where such removal is readily achievable. While it has not conducted a formal audit or investigation of its compliance with the ADA, the Company believes that its operating properties are in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and the Company will continue to assess its properties and make alterations as appropriate in this respect.
Insurance
The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio, which includes coverage for riots, terrorism, earthquakes, acts of God and floods. The Company has policy specifications and insured limits which it believes to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of the Company's management, the properties in its portfolio are currently adequately insured. See “Item 1A.-Risk Factors-Risks Related to the Company's Business and Operations-Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.” Some risks to the Company's properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of the Company's losses.
Employees
As of December 31, 2012, the Company had 93 full-time employees, with approximately 65% located at its various data centers in: Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey; Santa Clara, California; and the remainder located in Washington, D.C. at its corporate headquarters. The Company believes its relations with its employees are good.
Offices
The Company's headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and the Company's phone number is (202) 728-0044. As of December 31, 2012, the Company leased approximately 9,337 square feet of office space in this building. The Company believes its current offices are adequate for its current operations.
Available Information
The Company maintains a website, http://www.dft.com, which contains additional information concerning the Company. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the SEC. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of its Board of Directors are also available on its website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc.,

c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to the Company's website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.
Financial Information
For required financial information related to the Company's operations, please refer to its consolidated financial statements, including the notes thereto, included with this annual report on Form 10-K.

ITEM 1.A	RISK FACTORS
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
Risks Related to Our Business and Operations
We face significant competition and may be unable to enter into leases with tenants at our data centers with available space, which could have a material adverse effect on us, including our business, results of operations and growth prospects.
We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential tenants, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities, including Digital Realty Trust, Inc., CoreSite Realty Corporation and CyrusOne Inc., as well as various privately held companies and local developers. If our competitors offer space that our tenants or potential tenants perceive to be superior to ours based on numerous factors, including available power, security considerations, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose tenants or potential tenants or be required to incur costs to improve our properties or reduce our rental rates.
As of the date of this report, we had space available to lease in our ACC5, CH1, NJ1, SC1 and VA3 data center facilities. We are focused in 2013 on leasing the available space at each of these data centers. Our leasing efforts at NJ1 to date have been slower than anticipated. Our ability to lease available space at NJ1 and the other data centers with available space depends on many factors. We may be unable to lease available space at any of the five data centers that have vacant space at all or at net effective rental rates equal to or above our current average net effective rental rates. If we are unable to lease available space at the five data centers that have vacant space, or at a newly developed data center facility, if we decide to develop a new facility, or lease such space on a timely basis or at net effective rental rates that are favorable, it could have a material adverse effect on us, including our business, results of operations and growth prospects.
Any decrease in the demand for data centers, including resulting from a downturn in the technology industry, could materially adversely affect our business, results of operations and financial condition.
Our portfolio of properties consists entirely of wholesale data centers leased primarily by Fortune 1000 companies. A decline in the technology industry or these companies' desire to outsource their data center needs could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the industries in which our tenants operate, such as decreases in demand for their products or services, business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business, results of operations and financial condition.

Our tenants may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers, which could have a material adverse effect on our business, results of operations and financial condition.
Some of our tenants, including Facebook, Microsoft and Yahoo!, have developed their own data center facilities and may choose to expand their data centers in the future. If any of our key tenants were to develop or expand their data centers, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no assurance that we would be able to replace that tenant at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2012, our three largest tenants, Facebook, Microsoft and Yahoo!, collectively accounted for 48% of our annualized base rent, and the loss of any such tenant or any other significant tenant, or the inability of a tenant to pay rent and other expenses as due, could have a materially adverse effect on us, including our business, results of operations and financial condition.
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
In addition, because we have only 33 different tenants with 82 different lease expirations, the inability of a tenant to meet its rent obligations could impact us negatively and significantly. For example, in 2012, we established a $3.0 million receivables reserve related to one tenant that restructured its lease obligations with us and, as part of the restructuring, converted its outstanding accounts receivable and deferred rent receivable related to space that this tenant returned to us into a note receivable. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 – Operating Revenue.” The inability of this tenant to satisfy its obligations to us under the note or its lease agreements with us could result in additional charges, the amounts of which could be significant, which would impact our results of operations and financial condition negatively.
In addition, if one or more of our significant tenants fail to renew their leases with us and we could not find new tenants to utilize this space at the same rental rates, the expiration of these leases, as well as any future lease expirations, could have a material adverse effect on our business. For example, Yahoo! decided not to renew one of its leases with us that expired on April 30, 2012, which was for space in our VA3 data center facility. There is no assurance that we will be able to re-lease this space at a competitive rate or at all.
Any adverse developments in the economic or regulatory environment of our four markets – Northern Virginia, suburban Chicago, Illinois, Northern New Jersey and Santa Clara, California may materially adversely affect our business and operating results.
Our current portfolio of operating data center facilities is located in only four markets – Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of those markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with governmental regulations or increased regulation. In addition, other markets in the United States could become more attractive for developers, operators and tenants of data center facilities based on favorable costs to construct or operate data center facilities in those markets. For example, some states have created tax and other incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from the Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California regulatory or business environment, could materially adversely impact our business, results of operations and financial condition.
Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permitting or environmental regulations may delay or preclude the construction of our data centers, thereby materially adversely affecting our business, results of operations and financial condition.
For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited to, risks related to financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of an applicable entitlement or permit, including zoning, land use, environmental, emissions or other related permits would impact our plans for future development adversely. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, that are applicable to us could delay or preclude our ability to construct or operate our data center facilities, which would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in the facility and any extended vacancies could have a material adverse effect on us, including our business, results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from tenants to lease any space in them, which is commonly known as developing “on speculation.” This type of development involves the risk that we will be unable to attract tenants to the properties that we have developed on a timely basis or at all. Once development of a data center facility is complete, we incur a certain amount of operating expenses even if there are no tenants occupying any space. In addition, each tenant reimburses us only for its pro rata share of a facility's operating expenses under our triple net leasing structure. Consequently, if any of our properties have significant vacancies for an extended period of time, such as our NJ1 data center facility, we will incur operating expenses that will not be reimbursed by tenants and our results of operations and business and financial condition could be materially adversely affected.
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
We are dependent upon third-party suppliers for power and diesel fuel for our backup engine generators, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support requirements of our facilities' infrastructure and our customers' servers and computer equipment, we may be unable to satisfy our obligations to our customers. In addition, the utility companies that provide electricity to our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of such an outage were to exceed the time that the fuel stored on-site can power our backup engine generators, for example, in the aftermath of Hurricane Sandy that struck the Northeast of the U.S. where our NJ1 data center facility is located, we would be dependent on the regular delivery of diesel fuel to our sites. If we are not able to operate any of our data centers during an outage with our backup engine generators, our customers, reputation and business would be harmed.

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
Our tenants require connectivity to the fiber networks of multiple third party telecommunications carriers, and we depend upon the presence of telecommunications carriers' fiber networks serving the locations of our data centers in order to attract and retain tenants. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide

Internet connectivity to our data centers may not continue to do so for any period of time. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, it could have an adverse effect on the businesses of our tenants and, in turn, our own operating results and cash flow.
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
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our revenues and results of operations.
A security breach could result in the misappropriation of our proprietary information and cause interruptions or malfunctions in our operations, which in turn could interrupt the operations of our tenants. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our revenues and results of operations.
Certain of our leases include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us, including our business, results of operations and financial condition.
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
We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Business – Regulation – Environmental Matters”)
. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our business, results of operations and financial condition.

We may be adversely affected by laws, regulations or other issues related to climate change.
If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact our business, results of operations and financial condition.
Hedging transactions may limit our gains or result in material losses.
We may use derivatives to hedge liabilities of ours from time to time, although, as of December 31, 2012, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

•	counterparties to a hedging arrangement defaulting on their obligations;

•	paying certain fees, such as transaction or brokerage fees; and.

•	incurring costs if we elect to terminate a hedging agreement early.

Although the REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities, we may use these hedging instruments in our risk management strategy to limit the effects of changes in interest or electricity rates on our operations. However, hedges may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of such derivatives.
The departure of any key personnel, including Mr. Fateh, who has developed significant relationships with many of our tenants (including with leading technology companies), could have a material adverse impact on us, including our business, results of operations and financial condition.
We depend on the efforts of key personnel, particularly Mr. Fateh, our President and Chief Executive Officer and a member of our board. In particular, our reputation among and our relationships with our key tenants are the direct result of a significant investment of time and effort by Mr. Fateh to build our credibility in a highly specialized industry. If we lost his services, our business and investment opportunities and our relationships with existing and prospective tenants and industry personnel and our reputation among our key tenants could be diminished, which could materially adversely affect our results of operations. This risk may be even more pronounced given the terms of certain of our debt instruments. See “Risks Related to Our Debt Financing – We may be unable to satisfy our debt obligations upon a change of control of us.”
If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately and timely report our financial results.
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

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below – market renewal options;

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
In addition, data centers represent an illiquid part of the overall real estate market, due to the relatively small number of potential purchasers of such data centers – including other data center operators and large corporate users – and the relatively high cost per square foot to develop data centers, which limits a potential buyer's ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay for the property.
As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination, which could have a materially adverse effect on our business, results of operations and financial condition.
Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or tenant of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, NJ1 and SC1), and the undeveloped land for our ACC8 and SC2 facilities, used these sites for industrial or retail purposes. As a result, these properties may (and in the case of the site where our NJ1 facility is located, did) contain some level of environmental contamination (See “Business – Regulation – Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which is critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability, which amounts may be material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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
Risks Related to Our Debt and Preferred and Common Stock Financings
We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.
The cash that we used for the development of data center facilities exceeded the cash provided by our operating activities in each year from 2008 through 2011. Our operating activities are not expected to generate sufficient cash to provide the capital necessary to construct the second phases of our NJ1 and SC1 data center facilities, to develop the land that we hold for future data center development or to refinance our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

•	general business conditions;

•	financial market conditions;

•	the market's perception of our business prospects and growth potential;

•	our current debt levels;

•	our current and expected earnings and cash flow; and

•	the market price of our common stock.
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

We have outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities, and exposes us to the risk of default under the terms of our debt and these securities.
As of December 31, 2012, our total consolidated indebtedness was $707.6 million, which exceeds the total of our cash on hand at December 31, 2012 and our annual cash flows from operating activities for 2012. As of December 31, 2012, we also had outstanding, in the aggregate, $351.3 million of Series A Preferred Stock and Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.
The terms of our outstanding indebtedness and preferred stock provide for significant principal, interest and dividend payments in 2013, including:

•	$5.2 million of principal on the term loan secured by our ACC5 and ACC6 data center facilities;

•	$51.6 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$27.2 million of preferred stock dividends.
Our ability to meet these and other ongoing payment obligations of our debt and securities depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.
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

•	cause us to violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	cause us to default on our obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; and

•
limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully.

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

The documents that govern our outstanding indebtedness contain customary negative covenants and other financial and operating covenants that place restrictions on DFT, the Operating Partnership and their respective subsidiaries. These covenants restrict, among other things, the ability of DFT, the Operating Partnership and their respective subsidiaries to:

•	incur debt and liens;

•	enter into sale and leaseback transactions;

•	make certain dividend payments, distributions and investments;

•	enter into transactions with affiliates;

•	enter into agreements limiting the Operating Partnership's ability to make certain transfers and other payments from subsidiaries;

•	sell assets; and

•	merge or consolidate.
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
Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt (which might also cause cross-defaults with respect to our other debt obligations). For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness.”
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
The credit agreement that governs our unsecured revolving credit facility also requires that we maintain financial ratios relating to the following matters: (i) unsecured debt not exceeding 60% of the value of unencumbered assets; (ii) net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%; (iii) total indebtedness not exceeding 60% of gross asset value; (iv) fixed charge coverage ratio being not less than 1.70 to 1.00; and (v) tangible net worth being not less than $1.3 billion plus 80% of the sum of (x) net equity offering proceeds and (y) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.
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

Two of our income producing data center properties – ACC5 and ACC6 – serve as collateral under an existing credit agreement. This credit agreement limits our ability to sell these properties. The indenture that governs our senior notes and the credit agreement that governs our unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.
Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.
The obligations under one of our credit agreements, with an outstanding principal balance at December 31, 2012 of $139.6 million, is secured by our ACC5 and ACC6 data center facilities. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.
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
The U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions in the past, which have caused market prices of many stocks to fluctuate substantially, led some lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Renewed uncertainty in these markets, or any downturn, could affect our ability to obtain debt financing, or to refinance our debt, at all or on terms favorable or acceptable to us. Such events also may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. Our inability to secure additional financing may impede our ability to initiate new development projects. Disruptions in the financial markets could have a material adverse effect on us, including our business, results of operations and our financial condition.
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
Risks Related to Our Organizational Structure
Conflicts of interest exist or could arise in the future with holders of units of partnership interest in the Operating Partnership, or OP units, which may impede business decisions that could benefit DFT's stockholders.
Conflicts of interest exist or could arise in the future as a result of the relationships between DFT and its affiliates, on the one hand, and the Operating Partnership or any of its partners, on the other. DFT's directors and officers have duties to DFT and its stockholders under applicable Maryland law. At the same time, DFT, as general partner, has fiduciary duties to the Operating Partnership and to its limited partners under Maryland law. DFT's duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of DFT's directors and officers to DFT and its stockholders. The partnership agreement of the Operating Partnership provides that for so long as DFT is the general partner of the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either DFT's stockholders or the limited partners will be resolved in favor of DFT's stockholders.
Additionally, the partnership agreement expressly limits DFT's liability by providing that DFT and its officers, directors, agents and employees, will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if DFT, or such officer, director, agent or employee acted in good faith. In addition, the Operating Partnership is required to indemnify DFT, and its officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty, (2) the indemnified party received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Maryland law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict DFT's fiduciary duties that would be in effect were it not for the partnership agreement.
DFT is also subject to the following additional conflicts of interest with holders of OP units:
DFT may pursue less vigorous enforcement of terms of the employment agreements with Messrs. du Pont and Fateh and their affiliates because of DFT's dependence on them and conflicts of interest. Messrs. du Pont and Fateh entered into employment agreements with DFT, including clauses prohibiting them from competing with DFT, subject to certain exceptions, in the data center market. Neither of these agreements was negotiated on an arm's-length basis. DFT may choose not to enforce, or to enforce less vigorously, its rights under these employment agreements because of its desire to maintain its ongoing relationship with Messrs. du Pont and Fateh and their affiliates and because of conflicts of interest with them, including allowing them to devote significant time to non-data center projects outside of the Company, to engage in activities that may compete with DFT, or to engage in transactions with DFT without receiving the appropriate board approval.
Tax consequences upon sale or refinancing. Sales of properties and repayment of related indebtedness will have different effects on holders of OP units than on DFT's stockholders. The parties that contributed properties to the Operating Partnership may incur tax consequences upon the sale of these properties and on the repayment of related debt which differ from the tax consequences to DFT and its stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. Although DFT has exclusive authority as general partner under the partnership agreement of the Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, any such decision would require the approval of DFT's board of directors, and DFT's ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreements that DFT entered into upon completion of its initial public offering. Certain of DFT's directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of its stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.
Messrs. du Pont and Fateh have the right to hold a significant percentage of DFT's stock. DFT's charter generally authorizes its directors to take such actions as are necessary and desirable to preserve DFT's qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive and 3.3% of its outstanding capital stock by value. DFT's board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize its status as a REIT. In addition, DFT's charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT's common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT's outstanding capital stock by value, and that Mr. Fateh, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT's common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT's outstanding capital stock by value. These exemptions from the general ownership limits give Messrs. du Pont and Fateh the ability to own a combined interest in DFT's stock equal to 40.0% of DFT's shares outstanding. In addition, pursuant to their employment agreements, each of Messrs. du Pont and Fateh, if he holds at least 9.8% of our outstanding shares on a fully diluted basis, will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Messrs. du Pont and Fateh to exercise, individually or in concert, a substantial degree of control over DFT's affairs even if they are no longer executive officers.
Messrs. Du Pont and Fateh have significant influence over our affairs. As of December 31, 2012, Messrs. du Pont and Fateh, owned an aggregate of approximately 0.3% of DFT's common stock (including shares of unvested restricted common stock) and approximately 33.8% of the OP units (not including those units held by DFT), equal to approximately 7.9% of

DFT's common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT's other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT's stockholders. If our senior management team exercises their redemption rights with respect to their OP units and DFT issues common stock in exchange thereof, our senior management team's influence over our affairs would increase substantially.
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
DFT's charter and Maryland law contain provisions that may delay, defer or prevent a change in control transaction, even if such a change in control may be in DFT's stockholders' interest, and as a result may depress our stock price.
DFT's charter contains a 3.3% ownership limit. DFT's charter, subject to certain exceptions, authorizes its directors to take such actions as are necessary and desirable to ensure DFT's qualification as a REIT and to limit any person (other than a qualified institutional investor or an excepted holder) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive, and 3.3% of its outstanding capital stock by value. This ownership limit may delay, defer or prevent a transaction or a change in control that might involve a premium price for DFT's common stock or otherwise be in the best interest of its stockholders.
DFT could increase the number of authorized shares of stock and issue stock without stockholder approval. DFT's charter authorizes its board of directors, without stockholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of DFT's common stock or preferred stock and to classify or reclassify any unissued shares of its common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. DFT's board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control that might involve a premium price for its common stock or otherwise be in the best interest of its stockholders. For instance, under the terms of our Series A Preferred Stock, if, following a change of control of DFT, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ, holders would be entitled to receive dividends at an increased rate of 11.875%.
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

DFT has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of its board of directors, and in the case of the control share provisions of the MGCL by a provision in its bylaws. However, DFT's board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and it may, by amendment to its bylaws (which such amendment could be adopted by its board of directors in its sole discretion), opt in to the control share provisions of the MGCL in the future.

The provisions of DFT's charter on removal of directors and the advance notice provisions of its bylaws could delay, defer or prevent a transaction or a change in control of our Company that might involve a premium price for holders of DFT's common stock or otherwise be in their best interest. Likewise, if DFT's board of directors were to opt in to the business combination provisions of the MGCL or adopt a classified board of directors pursuant to Title 3, Subtitle 8 of the MGCL, or if the provision in DFT's bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions could have similar anti-takeover effects. Further, the partnership agreement provides that DFT may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction DFT obtains the consent of holders of at least 50% of the OP units of the Operating Partnership (not including OP units held by DFT) and/or certain other conditions are met.
Certain provisions in the partnership agreement of the Operating Partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement of the Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on the OP units;

•	DFT's ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
DFT's rights and the rights of its stockholders to take action against its directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, DFT's charter limits the liability of its directors and officers to DFT and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, DFT's charter authorizes DFT to obligate our Company, and DFT's bylaws require DFT, to indemnify its directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, DFT and its stockholders have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our Company, stockholders' ability to recover damages from such director or officer will be limited.
Future offerings of debt or equity securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. For example, we have issued 7.4 million shares of Series A Preferred stock and 6.7 million shares of Series B Preferred Stock, each in underwritten public offerings. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. As data center acquisition or development opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance these acquisitions or developments or may issue common stock or preferred stock or OP units, which are redeemable for, at our option, cash or our common stock on a one-to-one basis, to acquire such properties. Such issuances could result in dilution of stockholders' equity. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering or acquisition will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.
Risks Related to Our Status as a REIT
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
DFT is a real estate investment trust, or REIT, for federal income tax purposes. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. In addition, any new laws, Treasury regulations, interpretations, or court decisions could change the federal income tax laws or the federal income tax consequences of DFT's qualification and taxation as a REIT. As a result, no assurance can be provided that DFT will continue to qualify as a REIT or that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, DFT's qualification and taxation as a REIT. If DFT were to lose its REIT status, the tax consequences could reduce its cash available for distribution to its stockholders substantially for each of the years involved because:

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
The additional tax liability to us for the year or years in which DFT does not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to DFT's stockholders. Furthermore, if DFT were to fail to qualify as a REIT, non-U.S. stockholders that own 5% or more of any class of DFT's shares, who otherwise might not be subject to federal income tax on the sale of DFT's shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if DFT were to fail to qualify as a REIT, DFT would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, DFT's failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would materially adversely affect the value of DFT's common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like DFT, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect DFT's ability to qualify as a REIT. In order to continue to qualify as a REIT, DFT must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its stock ownership. Also, DFT must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income,” excluding net capital gains. In addition, legislation, new Treasury regulations, administrative interpretations or court decisions may materially adversely affect our investors, DFT's ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Failure to qualify as a domestically-controlled REIT could subject DFT's non-U.S. stockholders to adverse federal income tax consequences.
DFT will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares of common stock is held directly or indirectly by non-U.S. stockholders. Because its shares of common stock are publicly traded, DFT cannot guarantee that it will, in fact, be a domestically-controlled REIT. If DFT fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of DFT's shares of common stock would be subject to taxation upon such a sale if either (a) the shares of common stock were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares of common stock were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares of common stock at any time during specified testing periods. If gain on the sale or exchange of DFT's shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, DFT would fail to qualify as a REIT.
A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”) holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, DFT would fail to qualify as a REIT, which could have a material adverse impact on the value of DFT's common stock.
If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, DFT would fail to qualify as a REIT and suffer other adverse consequences.
We believe that the Operating Partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including DFT, is allocated that partner's share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership's status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, DFT would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including DFT.
DFT will be subject to some taxes even though it qualifies as a REIT.
Even though DFT qualifies as a REIT for federal income tax purposes, it is subject to some federal, state and local taxes on its income and property. For example, DFT pays tax on certain types of income that it does not distribute. In addition, if assessed, DFT would incur a 100% excise tax on transactions with its taxable REIT subsidiary, or TRS, that are not conducted on an arm's-length basis. A TRS is a corporation which is owned, directly or indirectly, by DFT and which, together with DFT, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our tenants. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

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
Some of our operating properties have a carryover tax basis that is lower than the fair market value of the property. This position could give rise to lower depreciation deductions on these assets that would have the effect of (1) increasing the distribution requirement imposed on us, which could materially adversely affect our ability to satisfy the REIT distribution requirement, and (2) decreasing the extent to which our distributions are treated as tax-free “return of capital” distributions.
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

ITEM 1.B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant's Common Equity
Shares of the Company's common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 15, 2013, the Company had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for the Company's common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2012
First Quarter	$26.18	$22.00	$0.12
Second Quarter	$28.75	$22.73	$0.15
Third Quarter	$28.98	$24.40	$0.15
Fourth Quarter	$25.32	$19.35	$0.20

2011
First Quarter	$24.51	$20.44	$0.12
Second Quarter	$26.35	$22.65	$0.12
Third Quarter	$26.86	$19.50	$0.12
Fourth Quarter	$24.52	$18.62	$0.12
To qualify and maintain its qualification as a REIT, the Company intends to make annual distributions to its stockholders of at least 90% of its "REIT taxable income" (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. The Company's ability to pay dividends to its stockholders is dependent on its receipt of distributions from its Operating Partnership, which in turn is dependent on its data center properties generating operating income. The indenture that governs the Company's 8.5% senior unsecured notes due 2017 limits the Company's ability to pay dividends, but allows it to pay the minimum necessary to meet its REIT income distribution requirements.
Issuer Purchases of Equity Securities
The Company did not purchase any of its registered equity securities during the quarter ended December 31, 2012. During the period from January 1, 2013 through February 20, 2013, the Company purchased 952,613 shares of its common stock pursuant to its stock repurchase program. These purchases constituted 1.5% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.42 per share and were retired immediately. The Company may purchase an additional $57.7 million of its common stock pursuant to the stock repurchase program.
Unregistered Sales of Equity Securities
During 2012, the Company issued 2.6 million shares of Series B Preferred Stock in an underwritten equity offering, which preferred shares are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the Partnership Agreement of the Operating Partnership (the “Partnership Agreement”), the Operating Partnership issued to the Company an equal number of preferred units for the same price at which the shares of Series B Preferred Stock were sold, in a transaction that was not registered under the Act in reliance on Section 4(2) of the Act due to the fact that the preferred units were issued only to the Company and therefore, did not involve a public offering. Accordingly, during 2012, the Operating Partnership issued an aggregate of 2.6 million preferred units to the Company for the shares of Series B Preferred Stock issued in the equity offering for $65 million.
The Company from time to time issues common shares pursuant to its equity compensation plans and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time the Company issues common shares as described above, the Operating Partnership issues to the Company, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that common units were issued only to the Company and therefore, did not involve a public offering. During 2012, the Operating Partnership issued 277,575 common units to the Company in connection with such redemptions and the issuances pursuant to the Company's equity compensation plans, for $6.8 million.
Performance Graph
The following line graph sets forth, for the period from December 31, 2007 through December 31, 2012, a comparison of the percentage change in the cumulative total stockholder return on the Company's common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on December 31, 2007 in shares of the Company's common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's common stock will continue in line with the same or similar trends depicted in the graph below.

DuPont Fabros Technology, Inc.
Total Return Performance
Index Value
150
125
100
75
50
25
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
DuPont Fabros Technology, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity REIT Index
Source: SNL Financial

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
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2012, owned 77.1% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”.
DFT is a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. The Company's facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. The Company's customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services.  The Company's ten data centers are located in four major U.S. markets, which total 2.5 million gross square feet and 218 megawatts of available critical load to power the servers and computing equipment of its customers.
The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.
DuPont Fabros Technology, Inc. (“DFT”)

	DFT
	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations:
Revenues:
Total revenues	$332,445	$287,441	$242,541	$200,282	$173,664
Expenses:
Property operating costs	94,646	80,351	67,033	62,911	50,918
Real estate taxes and insurance	12,689	6,392	5,281	5,291	3,986
Depreciation and amortization	89,241	75,070	62,483	56,701	50,703
General and administrative	17,024	15,955	14,743	13,358	10,568
Other expenses	6,919	1,137	7,124	11,485	9,003
Total expenses	220,519	178,905	156,664	149,746	125,178
Operating income	111,926	108,536	85,877	50,536	48,486
Interest income	168	486	1,074	381	308
Interest:
Expense incurred	(47,765)	(27,096)	(36,746)	(25,462)	(10,852)
Amortization of deferred financing costs	(3,496)	(2,446)	(6,497)	(8,854)	(1,782)
Loss on discontinuance of cash flow hedge	—	—	—	(13,715)	—
Net income (loss)	60,833	79,480	43,708	2,886	36,160
Net (income) loss attributable to redeemable noncontrolling interests – operating partnership	(7,803)	(14,505)	(13,261)	(1,133)	(17,078)
Net income (loss) attributable to controlling interests	53,030	64,975	30,447	1,753	19,082
Preferred stock dividends	(27,053)	(20,874)	(3,157)	—	—
Net income (loss) attributable to common shares	$25,977	$44,101	$27,290	$1,753	$19,082
Earnings per share – basic:
Net income (loss) attributable to common shares	$0.41	$0.71	$0.51	$0.04	$0.54
Weighted average common shares outstanding	62,866,189	61,241,520	52,800,712	39,938,225	35,428,521
Earnings per share – diluted:
Net income (loss) attributable to common shares	$0.41	$0.71	$0.51	$0.04	$0.54
Weighted average common shares outstanding	63,754,006	62,303,905	54,092,703	40,636,035	35,428,521
Dividends declared per common share	$0.62	$0.48	$0.44	$0.08	$0.5625

	DFT
	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,281,890	$2,265,136	$1,994,635	$1,697,544	$1,701,059
Total assets	2,530,859	2,491,371	2,397,451	2,023,045	1,864,763
Line of credit	18,000	20,000	—	—	233,424
Mortgage notes payable	139,600	144,800	150,000	348,500	433,395
Unsecured notes payable	550,000	550,000	550,000	550,000	—
Redeemable noncontrolling interests – operating partnership	453,889	461,439	466,823	448,811	484,768
Preferred stock	351,250	286,250	185,000	—	—
Stockholders' equity	1,266,432	1,207,135	1,080,258	605,441	522,169

	DFT
	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Other Data:
Funds from operations (1)
Net income (loss)	$60,833	$79,480	$43,708	$2,886	$36,160
Depreciation and amortization	89,241	75,070	62,483	56,701	50,703
Less: Non real estate depreciation and amortization	(1,023)	(862)	(642)	(496)	(267)
FFO	$149,051	$153,688	$105,549	$59,091	$86,596

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

DuPont Fabros Technology, L.P. (The “Operating Partnership”)

	The Operating Partnership
	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations:
Revenues:
Total revenues	$332,445	$287,441	$242,541	$200,282	$173,664
Expenses:
Property operating costs	94,646	80,351	67,033	62,911	50,918
Real estate taxes and insurance	12,689	6,392	5,281	5,291	3,986
Depreciation and amortization	89,241	75,070	62,483	56,701	50,703
General and administrative	17,024	15,955	14,743	13,358	10,568
Other expenses	6,919	1,137	7,124	11,485	9,003
Total expenses	220,519	178,905	156,664	149,746	125,178
Operating income	111,926	108,536	85,877	50,536	48,486
Interest income	168	486	1,074	381	308
Interest:
Expense incurred	(47,765)	(27,096)	(36,746)	(25,462)	(10,852)
Amortization of deferred financing costs	(3,496)	(2,446)	(6,497)	(8,854)	(1,782)
Loss on discontinuance of cash flow hedge	—	—	—	(13,715)	—
Net income	60,833	79,480	43,708	2,886	36,160
Net (income) loss attributable to noncontrolling interests	—	—	—	32	(214)
Net income attributable to controlling interests	60,833	79,480	43,708	2,918	35,946
Preferred unit distributions	(27,053)	(20,874)	(3,157)	—	—
Net income attributable to common units	$33,780	$58,606	$40,551	$2,918	$35,946
Earnings per unit – basic:
Net income attributable to common units	$0.41	$0.71	$0.53	$0.04	$0.54
Weighted average common units outstanding	81,750,958	81,387,042	75,793,868	66,652,771	66,590,792
Earnings per unit – diluted:
Net income attributable to common units	$0.41	$0.71	$0.53	$0.04	$0.54
Weighted average common units outstanding	82,638,775	82,449,427	77,085,859	67,350,581	66,590,792
Distributions declared per unit	$0.62	$0.48	$0.44	$0.08	$0.5625

	The Operating Partnership
	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,281,890	$2,265,136	$1,994,635	$1,697,544	$1,701,059
Total assets	2,526,563	2,487,066	2,392,929	2,018,354	1,864,763
Line of credit	18,000	20,000	—	—	233,424
Mortgage notes payable	139,600	144,800	150,000	348,500	433,395
Unsecured notes payable	550,000	550,000	550,000	550,000	—
Redeemable partnership units	453,889	461,439	466,823	448,811	484,768
Preferred units	351,250	286,250	185,000	—	—
Partners' capital	1,262,136	1,202,830	1,075,736	600,750	522,169

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2012, owned 77.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A Preferred Stock and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of December 31, 2012, the Company owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.
The following table presents a summary of the Company's operating properties as of December 31, 2012:

Operating Properties
As of December 31, 2012

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (2)	Critical Load MW (3)	% Leased (4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	36.4	100%	100%
ACC6 Phase I	Ashburn, VA	2011	131,000	65,000	13.0	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	39%	39%
VA3 (6)	Reston, VA	2003	256,000	147,000	13.0	56%	56%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			2,023,000	993,000	169.1	90%	90%
Completed not Stabilized
CH1 Phase II (6)	Elk Grove Village, IL	2,012	200,000	109,000	18.2	100%	71%
SC1 Phase I (7)	Santa Clara, CA	2011	180,000	88,000	18.2	75%	44%
Subtotal – non-stabilized			380,000	197,000	36.4	88%	58%
Total Operating Properties			2,403,000	1,190,000	205.5	90%	84%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants' computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(3)
Critical load (also referred to as IT load or load used by tenants' servers or related equipment) is the power available for exclusive use by tenants expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 184.1 MW. Leases executed as of December 31, 2012 represent $238 million of base rent on a GAAP basis over the next twelve months. Additionally, on a cash basis, leases executed as of December 31, 2012 represent $235 million of base rent over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

(6)
In January 2013, leases at ACC5 and VA3 were restructured with a tenant and 0.55 MW was returned at ACC5 and 0.65 MW was returned at VA3. As of February 5, 2013, ACC5 is 98% leased and commenced and VA3 is 51% leased and commenced. Additionally, an unrelated tenant at CH1 Phase II exercised their option to return 1.30 MW before the lease had commenced. As of February 5, 2013, CH1 Phase II is 93% leased and 86% commenced.

(7)	As of February 5, 2013, SC1 Phase I is 69% commenced.

The following table presents a summary of lease expirations for commenced leases at the Company's operating properties as of December 31, 2012.

Lease Expirations
As of December 31, 2012

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2013 (4)	2	8	0.8%	1,567	0.9%	1.0%
2014	6	35	3.6%	6,287	3.6%	3.9%
2015	4	70	7.1%	13,812	8.0%	7.3%
2016	4	32	3.3%	4,686	2.7%	2.7%
2017	10	69	7.0%	12,039	6.9%	6.6%
2018	11	121	12.3%	24,944	14.4%	14.5%
2019	11	168	17.1%	31,035	17.9%	16.3%
2020	9	96	9.8%	15,196	8.8%	8.8%
2021	7	130	13.2%	21,669	12.5%	13.4%
2022	6	75	7.6%	12,812	7.4%	7.9%
After 2022	12	180	18.2%	29,185	16.9%	17.6%
Total	82	984	100%	173,232	100%	100%

(1)	Represents 33 tenants with 82 lease expiration dates. Top three tenants represent 48% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 173.2 MW as of December 31, 2012.

(4)
One lease has a rolling option to terminate on six months' notice and has a scheduled maturity on September 30, 2013 with no notice received as of today. The second lease will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent as notice was provided.

The following table presents a summary of the Company's development properties as of December 31, 2012:
Development Projects
As of December 31, 2012
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased
Current Development Projects
ACC6 Phase II (6)	Ashburn, VA	131,000	65,000	13.0	$110,000	$97,819	100%

Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2		61,669
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2		39,212
		360,000	176,000	36.4		100,881
Land Held for Development
ACC7 Phase I /II	Ashburn, VA	360,000	176,000	36.4		10,743
ACC8	Ashburn, VA	100,000	50,000	10.4		3,658
SC2 Phase I/II	Santa Clara, CA	300,000	171,000	36.4		5,833
		760,000	397,000	83.2		20,234
Total		1,251,000	638,000	132.6		$218,934

(1)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants' computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers.

(3)
Critical load (also referred to as IT load or load used by tenants' servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW).

(4)	Current development projects include land, capitalization for construction and development, capitalized interest and capitalized operating carrying costs, as applicable, upon completion.

(5)	Amount capitalized as of December 31, 2012. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.

(6)
ACC6 Phase II was placed into service on January 1, 2013 and 50% of the leases commenced immediately. One-third of the remaining leases is expected to commence later in the first quarter of 2013 with the remaining leases expected to commence in the third quarter of 2013.

Leasing Update
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During 2012, the Company executed 14 leases and pre-leases representing a total of 41.48 MW of critical load and 213,295 raised square feet of space with an average lease term of 9.9 years. Four leases were at SC1 Phase I comprising 11.38 MW of critical load and 54,795 raised square feet, three leases were at ACC6 Phase I comprising 11.92 MW of critical load and 58,950 raised square feet, three leases were at CH1 comprising 4.33 MW of critical load and 29,482 raised square feet and two leases were at NJ1 Phase I comprising 0.85 MW of critical load and 4,135 raised square feet. Two pre-leases were at ACC6 Phase II totaling 13.00 MW and 65,933 raised square feet. ACC6 Phase II was placed into service on January 1, 2013.
In 2012, the Company extended the maturity of four leases totaling 23.81 MW and 148,687 raised square feet for a weighted average additional 7.5 years. One of these leases was at ACC3 totaling 13.90 MW and 80,000 raised square feet, one lease was at CH1 totaling 3.90 MW and 24,851 raised square feet, one lease was at ACC5 totaling 3.41 MW and 16,400 raised square feet and one lease was at VA3 totaling 2.60 MW and 27,436 raised square feet. The base rent of the four extended leases is approximately 5.9% lower than base rent prior to the extensions, in the aggregate, on a straight line basis. Cash base rent of these four leases will decline approximately 18.5% at the time the renewal rents take effect compared to current cash rents. The original lease terms of the four extended leases expire from 2013 to 2018 and the extended lease terms expire from 2017 to 2026. For certain of these extensions the Company made a strategic decision to agree to cash rent reductions in exchange for obtaining long-term lease extensions. These cash rent reductions will not have an impact on the Company's cash position in 2013 or 2014 compared to current rents we receive, but there will be an impact in 2015 and future years. Despite these concessions, the Company believes these lease extensions were in the best interest of its business, strengthened the relationships with several key tenants, and generated 16.09 MW of additional leases from these tenants in 2012.
From January 1, 2013 to February 5, 2013, two tenants have returned space to the Company. One of the tenants had the option to return space with 2.60 MW of available critical load at CH1 Phase II and this tenant elected to return space with 1.30 MW of available critical load before its lease commenced, and its option to return the remaining space has expired. Another tenant restructured two of its four leases with the Company and returned space with 0.65 MW of available critical load before its lease commenced at VA3 and space with 0.55 MW of available critical load at ACC5. See "Results of Operations" below for more discussion on this restructuring.
Each of the Company's leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance - commonly referred to as a triple net lease. In addition, under the Company's triple-net lease structure, tenants pay for only the power they use to run their servers and other computer equipment and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company's leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company's leases provide for annual rent increases, generally at a rate of 2% to 3% or a function of the consumer price index.
The Company leases space on a long-term basis and the Company’s weighted average remaining lease term for commenced leases was approximately 7.1 years as of December 31, 2012. Although less than 15% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2016, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. During the second quarter of 2012, the Company's second largest tenant, Yahoo!, elected not to renew one of its leases comprising 2.8% of the Company's consolidated annualized base rent as of March 31, 2012. Additionally, as noted above, two tenants returned space with a total of 2.5 MW of available critical load in 2013. The Company is actively marketing this space, but it can provide no assurances regarding when the space will be re-leased or the rates that it will be able to charge for the space, particularly in light of some of the factors discussed below.

Market Conditions
The opportunity for revenue growth in the near term primarily depends on the Company's ability to lease space in its five operating properties with vacancies: NJ1 Phase I, SC1 Phase I, CH1, VA3 and ACC5. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant's strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its 100% leased properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. There appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space at the five properties listed above. The returns on the Company's investments it has achieved to date would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company's operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing for signing and commencing leases for available space. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company - NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California.
The Company's three largest tenants comprised 48% of its annualized base rent as of December 31, 2012. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.

The Company has only 33 different tenants with 82 different lease expirations. The inability of a tenant to meet its rent obligations could impact us negatively and significantly. Adverse economic and other market conditions could impact the ability of any of the Company's tenants to fulfill their lease commitments. For example, as discussed below in “Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 – Operating Expenses,” in 2012, we established a $3.0 million receivables reserve related to one tenant that restructured its lease obligations with us and, as part of the restructuring, converted its outstanding accounts receivable and deferred rent receivable related to space that this tenant returned to us into a note receivable. The inability of this tenant to satisfy its obligations to us under the note or its lease agreements with us could result in additional charges, the amounts of which could be significant, which would impact our results of operations and financial condition negatively.
The Company's taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to the Company's tenants on a non-recurring contract or purchase-order basis, which the Company refers to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other tenant requested items. The TRS will generally charge tenants for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the tenants for technical services, the Company has limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT's stockholders. Because demand for its services is unpredictable, the Company anticipates that the TRS may retain a significant amount of its cash to fund future operations, and therefore the Company does not expect to receive distributions from the TRS on a regular basis.
In the current economic environment, certain types of real estate have experienced declines in value. If this trend were to be experienced by any of the Company's data centers, the Company may have to write down the value of that data center, which would result in the Company recording a charge against earnings.

Results of Operations
This Annual Report on Form 10-K contains stand-alone audited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned 77.1% of the common economic interests in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company's operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except for net income attributable to common shares is not a line item in the Operating Partnership's consolidated statement of operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Revenue. Operating revenue for the year ended December 31, 2012 was $332.4 million. This includes base rent of $223.0 million, tenant recoveries of $104.8 million, which includes the Company's property management fee, and other revenue of $4.6 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $287.4 million for the year ended December 31, 2011. The increase of $45.0 million, or 15.7%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease that expired on April 30, 2012.
Operating Expenses. Operating expenses for the year ended December 31, 2012 were $220.5 million, compared to $178.9 million for the year ended December 31, 2011. The increase of $41.6 million, or 23.3%, was primarily due to the following: $20.6 million of increased operating costs, real estate taxes and insurance as ACC6 Phase I and SC1 Phase I were opened in the second half of 2011 and CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1 and SC1, $14.2 million increase from depreciation and amortization from the opening of these new data centers and a $5.8 million increase in other expenses. The percentage increase in operating expenses was greater than the increase in operating revenue, described above, primarily due to the operating expenses at ACC6 Phase I, SC1 Phase I and CH1 Phase II not being fully recoverable for all or part of 2012, as follows:

•	SC1 Phase I was not fully leased in 2012, and had been in service for only three months of 2011;

•	ACC6 Phase I did not become fully leased until September 2012, and it was only partially leased prior to that time; and

•	Only a portion of the CH1 Phase II leases had commenced by December 31, 2012.
The $5.8 million increase in other expenses was primarily due to a receivables reserve of $3.0 million, the write-off of deal pursuit costs of $1.3 million and an increase in a la carte project expense in conjunction with an increase in a la carte project revenues. The receivables reserve was set up for one tenant that restructured its lease obligations with us. The tenant leases approximately 7.45 MW in four different locations and the Company has agreed to relinquish a total of approximately

16%, or 1.2 MW, at two locations, ACC5 and VA3. Also, under this restructuring, this tenant's outstanding accounts receivable and deferred rent receivable related to the returned space has been converted into a note receivable, the terms of which require the payment of principal and interest over the next four years. Additionally, under this restructuring this tenant has the right to defer up to two-thirds of base rent due over the next 18 months (approximately $3 million) at NJ1 in Piscataway, New Jersey. If deferred, the base rent would be added to the note.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2012 was $51.3 million compared to interest expense of $29.5 million for the year ended December 31, 2011. Total interest incurred for the year ended December 31, 2012 was $56.0 million, of which $4.7 million was capitalized, as compared to $57.9 million in 2011, of which $28.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in July 2011. Interest capitalized decreased period over period as the Company had three projects under development in 2011 but had, at most, only one project under current development at any one time in 2012.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2012 was $7.8 million as compared to $14.5 million for the year ended December 31, 2011. The decrease of $6.7 million was primarily due to the Operating Partnership receiving its allocation of higher interest expense.
Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2012 was $26.0 million as compared to $44.1 million for the year ended December 31, 2011. The decrease of $18.1 million was primarily due to higher interest expense and a $6.2 million increase in preferred stock dividends.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Operating Revenue. Operating revenue for the year ended December 31, 2011 was $287.4 million. This includes base rent of $193.9 million, tenant recoveries of $91.2 million, which includes the Company's property management fee, and other revenue of $2.3 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $242.5 million for the year ended December 31, 2010. The increase of $44.9 million, or 18.5%, was due to additional rent from the commencement of leases at ACC5 Phase II, CH1 Phase I and NJ1 Phase I, and the opening of ACC6 Phase I in September 2011 and SC1 Phase I in October 2011, partially offset by a decrease in other revenue from a la carte services provided to the tenants on a non-recurring basis due to a lower volume of a la carte projects.
Operating Expenses. Operating expenses for the year ended December 31, 2011 were $178.9 million, compared to $156.7 million for the year ended December 31, 2010. The increase of $22.2 million, or 14.2%, was primarily due to the following: $14.4 million of increased operating costs, real estate taxes and insurance due to the opening of ACC5 Phase II and NJ1 Phase I in November 2010, the opening of ACC6 Phase I in September 2011 and SC1 Phase I in October 2011; $12.6 million increase from depreciation and amortization from ACC5 Phase II, NJ1 Phase I, ACC6 Phase I and SC1 Phase I; a $1.2 million increase in general and administrative expense primarily for compensation partially offset by a reduction of other expense of $6.0 million due to a lower volume of a la carte projects.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2011 was $29.5 million compared to interest expense of $43.2 million for the year ended December 31, 2010. Included in interest in 2010 is $2.5 million for the write-off of deferred financing costs for debt retired in 2010. Total interest incurred for the year ended December 31, 2011 was $57.9 million, of which $28.4 million was capitalized, as compared to $69.6 million in 2010, of which $26.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower overall debt balances following the Company's Series A preferred stock offering in October 2010, the proceeds from which were used to pay off in full a $196.5 million term loan and lower interest rates on the ACC5 Term Loan. On July 29, 2011, the Company executed an amendment to the ACC5 Term Loan that, among other things, removed the 1.5% LIBOR floor and reduced the applicable margin to 3.00%.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2011 was $14.5 million as compared to $13.3 million for the year ended December 31, 2010. The increase of $1.2 million was due to higher net income partially offset by a lower allocation of net income to redeemable noncontrolling interests due to the redemption of 2.9 million OP units in 2011.
Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2011 was $44.1 million as compared to $27.3 million for the year ended December 31, 2010. The increase of $16.8 million was primarily due to higher operating income from new leases commencing and lower interest expense, described above, partially offset by an increase of $17.7 million of the preferred stock dividends due to issuance of $185.0 million of 7.875% Series A Preferred Stock in October 2010 and $101.3 million of the 7.625% Series B Preferred Stock in March 2011.

Liquidity and Capital Resources
Discussion of Cash Flows

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2012 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.
Net cash provided by operating activities increased by $7.7 million, or 6.2%, to $132.8 million for the year ended December 31, 2012, as compared to $125.1 million for the corresponding period in 2011. The increase is primarily due to higher cash rents from tenants, partially offset by higher interest expense and an increase in rents and other receivables.
Net cash used in investing activities decreased by $284.2 million, or 72.6%, to $107.5 million for the year ended December 31, 2012 compared to $391.7 million for the corresponding period in 2011. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During 2011, the Company had three projects under development, while the Company averaged less than one project under development during 2012. This caused investments - real estate development to decline $256.3 million and capitalized interest to decline $22.6 million. Additionally, the Company acquired additional land held for the development of SC2 for $3.8 million in 2012 and land held for the development of ACC7 for $9.5 million in 2011. Expenditures for improvements to real estate increased $0.6 million.
Net cash from financing activities decreased by $70.2 million, or 129.8%, to a use of $16.1 million for the year ended December 31, 2012 compared to $54.1 million generated in 2011. Cash used in financing activities for the year ended December 31, 2012 primarily consisted of $70.3 million paid for dividends and distributions, $5.2 million of principal payments on the ACC5 Term Loan, $2.0 million net pay down of the unsecured revolving credit facility and $2.1 million in financing costs paid to amend the revolving credit facility, partially offset by $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock. Cash provided by financing activities for the year ended December 31, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and $20.0 million of borrowings under the revolving credit facility partially offset by $58.6 million paid for dividends and distributions and $5.2 million of principal payments on the ACC5 Term Loan.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2011 was a $4.3 million bank account at DFT that is not part of the Operating Partnership and a $0.2 million payment of offering expenses by DFT that is not reflected as a use of cash on the Operating Partnership's cash flow statement.
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

Net cash provided by financing activities decreased by $212.9 million to $54.1 million for the year ended December 31, 2011 compared to $267.0 million for 2010. Cash provided by financing activities for 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and $20.0 million of borrowings under the revolving credit facility partially offset by $58.6 million paid for dividends and distributions and $5.2 million of principal payments on the ACC5 Term Loan. Cash provided by financing activities for 2010 primarily consisted of $305.2 million of net proceeds from the issuance of 13.8 million shares of common stock, $178.6 million of net proceeds from the issuance of

7.4 million shares of Series A Preferred Stock and $8.9 million return of proceeds escrowed for the ACC5 Term Loan, as defined below, partially offset by $198.5 million of principal payments on the ACC4 Term Loan, which was paid off in its entirety in October 2010, and $25.0 million paid for dividends and distributions.
Market Capitalization
The following table sets forth the Company’s total market capitalization as of December 31, 2012:
Capital Structure as of December 31, 2012
(in thousands except per share data)

Line of Credit				$18,000
Mortgage Notes Payable				139,600
Unsecured Notes				550,000
Total Debt				707,600	23.3%
Common Shares	77%	63,341
Operating Partnership (“OP”) Units	23%	18,787
Total Shares and Units	100%	82,128
Common share price at December 31, 2012		$24.16
Common Share and OP Unit Capitalization			$1,984,212
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,335,462	76.7%
Total Market Capitalization				$3,043,062	100.0%
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
The Company generally funds the cost of data center development from additional capital, which, for future developments, the Company would expect to obtain through cash generated from operations, unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet the Company’s long-term liquidity needs, the Company will evaluate its level of indebtedness and covenants, in particular with respect to the covenants under the Company’s unsecured notes and unsecured line of credit, its expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
In January 2012, DFT issued an additional 2.6 million shares of its Series B Preferred Stock, resulting in net proceeds to the Company of $62.7 million. The Company used a portion of the proceeds from this offering to pay down in full the outstanding balance of its Unsecured Credit Facility.
In March 2012, the Company amended its unsecured revolving credit facility, increasing the total commitment under the facility from $100 million to $225 million, extending the maturity date to March 21, 2016 with a one-year extension option and reducing the rate at which borrowings under the facility bear interest.
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of the Company's common shares. Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, DFT may repurchase its common stock pursuant to the program. No shares were repurchased during 2012. For the period from January 1, 2013 through February 20, 2013, the Company repurchased 952,613 shares of its common stock totaling $22.3 million. These purchases constituted 1.5% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.42 per share and were retired immediately. The Company may purchase an additional $57.7 million of its common stock pursuant to the stock repurchase program.

The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.
A summary of the Company’s total debt as of December 31, 2012 and December 31, 2011 is as follows:
Debt Summary as of December 31, 2012 and December 31, 2011
($ in thousands)

	December 31, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$139,600	20%	3.2%	1.9	$144,800
Unsecured	568,000	80%	8.3%	4.2	570,000
Total	$707,600	100%	7.3%	3.8	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	78%	8.5%	4.3	$550,000
Fixed Rate Debt	550,000	78%	8.5%	4.3	550,000
Floating Rate Debt:
Unsecured Credit Facility	18,000	2%	2.1%	3.2	20,000
ACC5 Term Loan	139,600	20%	3.2%	1.9	144,800
Floating Rate Debt	157,600	22%	3.1%	2.1	164,800
Total	$707,600	100%	7.3%	3.8	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.9 million and $4.7 million during the three and twelve months ended December 31, 2012, respectively.
Outstanding Indebtedness
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). Prior to July 1, 2011, borrowings under this loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of July 1, 2011, the interest rate decreased to LIBOR plus 4.00%. On July 29, 2011, the Company amended the ACC5 Term Loan to, among other things, remove the 1.5% LIBOR floor and reduce the applicable margin to 3.00%. As of December 31, 2012 the interest rate was 3.2%.
The ACC5 Term Loan matures on December 2, 2014. The Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.
The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain a minimum debt service coverage ratio of 1.65 to 1;

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

The terms of the ACC5 Term Loan limit the Company's investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.
The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of the Company's indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.
The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2012.
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
The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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

The Unsecured Notes have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of the Company's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries or (vi) engaging in certain mergers, consolidations or transfers/sales of assets.

The Unsecured Notes also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. All of the covenants are subject to a number of important qualifications and exceptions.
The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of December 31, 2012.
Unsecured Credit Facility
The Company's unsecured revolving credit facility provides for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender’s prime rate, in each case plus an applicable margin. Prior to the Company’s Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event that the Company’s Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
Prior to the second amendment, the Company had a $100 million unsecured revolving credit facility with an initial maturity date of May 6, 2013 and a one-year extension option. Borrowings under the facility bore interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate was based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	3.25%	1.25%
Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Level 4	Greater than 55%	4.25%	2.25%

The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit. In addition, the Company has the option to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of December 31, 2012, no letters of credit were outstanding under the facility. As of December 31, 2012, $18.0 million of borrowings was outstanding under the facility. The interest rate at December 31, 2012 was 2.1%.
The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of the Company's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of December 31, 2012.
A summary of the Company’s debt maturity schedule as of December 31, 2012 is as follows:
Debt Maturity as of December 31, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$5,200		$5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.0%	3.2%
2015	125,000	(1)	—		125,000	17.7%	8.5%
2016	125,000	(1)	18,000	(3)	143,000	20.2%	7.7%
2017	300,000	(1)	—		300,000	42.4%	8.5%
Total	$550,000		$157,600		$707,600	100%	7.3%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment on the ACC5 Term Loan due on December 2, 2014 with no extension option.

(3)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2012, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC5 Term Loan and the Unsecured Notes (in thousands):

Obligation	2013	2014-2015	2016-2017	Total
Long-term debt obligations	$5,200	$259,400	$443,000	$707,600
Interest on long-term debt obligations	51,567	97,747	60,203	209,517
Construction costs payable	6,334	—	—	6,334
Operating leases	401	819	292	1,512
Total	$63,502	$357,966	$503,495	$924,963

Off-Balance Sheet Arrangements
As of December 31, 2012, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies
The Company has provided a summary of its significant accounting policies in Note 2 to its financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's actual results may differ from these estimates. The Company describes below those accounting policies that it deems critical and requires material subjective or complex judgments and that have the most significant impact on its financial condition and results of operations. The Company's management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.
Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the tenant leases, which commences when control of the space and the critical power have been provided to the tenant. Deferred rent included in the Company's consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. The Company's leases contain provisions under which the tenants reimburse it for a portion of property operating expenses it incurs. Such reimbursements are recognized in the period that the expenses are incurred. The Company recognizes amortization of the value of acquired above market tenant leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.
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
Capitalization of costs. The Company capitalizes direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, the Company ceases cost capitalization after a development is placed in service and a certificate of occupancy is obtained, or if development of a project is suspended. The Company capitalizes pre-acquisition costs related to probable property acquisitions and writes off these costs if the acquisition of the property or development of the project is no longer deemed probable. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. All capital improvements for the income producing properties that extend the property's useful life are capitalized. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $3.1 million, $3.6 million and $3.6 million, respectively, of internal development and leasing costs on all of its data centers.

Useful lives of assets. The Company is required to make subjective assessments as to the useful lives of the major components of its properties for purposes of determining the amount of depreciation to record on an annual basis with respect to its investments in real estate. These assessments have a direct impact on the Company's net income. The following presents the major components of the Company's properties and the useful lives over which they are depreciated.

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	28%	40
Electrical structure—power distribution units	3%	20
Electrical structure—uninterrupted power supply	21%	25
Electrical structure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical structure—heating, ventilating and air conditioning	6%	20
Mechanical structure—chiller pumps/building automation	7%	25
Mechanical structure—chilled water storage and pipes	10%	30
Total/weighted average life	100%	31
The Company regularly performs preventive maintenance on its data center components to ensure continual operation and avoid downtime at its data centers. These maintenance costs are expensed as incurred and included as property operating costs in the Company's consolidated statement of operations. The Company's triple-net leases provide for the reimbursement of the tenant's share of these costs and the reimbursements are included as recoveries from tenants on the Company's consolidated statement of operations.
Asset impairment evaluation. The Company reviews the carrying value of its net real estate on a quarterly and annual basis. The Company bases its review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. The Company considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If the Company's evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.
Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company's strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If this strategy changes or market conditions dictate an earlier sale date or if the Company determines that development of a project is no longer viable, an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date. The Company estimates the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Funds From Operations

	Year ended December 31,
(in thousands)	2012	2011	2010
Net income	$60,833	$79,480	$43,708
Depreciation and amortization	89,241	75,070	62,483
Less: Non real estate depreciation and amortization	(1,023)	(862)	(642)
FFO (1)	$149,051	$153,688	$105,549

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

Related Party Transactions

Leasing Arrangements
As of December 31, 2012, the Company leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by entities affiliated with DFT's Chairman of the Board and President and Chief Executive Officer. This lease expires in September 2016. The Company believes that the terms of this lease are fair and reasonable and reflect the terms it could expect to obtain in an arm's length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2012.
Aircraft Charter
From time to time during 2012, the Company chartered an aircraft owned by its President and CEO, at rates that the Company believes are fair and reasonable and reflect the terms that it would expect to obtain in an arm's length transaction for use of a comparable aircraft. For the year ended December 31, 2012, the Company incurred a total of $0.2 million of costs under charters of this aircraft for business-related travel of the Company. For the year ended December 31, 2012, the Company incurred a total of $0.5 million of expenses for personal travel by the President and CEO paid for by the Company in lieu of the CEO's annual salary under the terms of his employment agreement. Effective February 5, 2013, the Company will no longer reimburse the CEO for personal travel in lieu of salary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
The Company’s variable rate debt consists of the ACC5 Term Loan and the Unsecured Credit Facility. The ACC5 Term Loan bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of December 31, 2012 would decrease future net income and cash flows by $1.6 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at December 31, 2012, a decrease of 0.2% would increase future net income and cash flows by $0.3 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At December 31, 2012, 78% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.
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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited DuPont Fabros Technology, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited DuPont Fabros Technology, L.P.'s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DuPont Fabros Technology L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	December 31, 2012	December 31, 2011
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,315,499	2,123,377
	2,388,696	2,186,770
Less: accumulated depreciation	(325,740)	(242,245)
Net income producing property	2,062,956	1,944,525
Construction in progress and land held for development	218,934	320,611
Net real estate	2,281,890	2,265,136
Cash and cash equivalents	23,578	14,402
Restricted cash	—	174
Rents and other receivables, net	3,840	1,388
Deferred rent, net	144,829	126,862
Lease contracts above market value, net	10,255	11,352
Deferred costs, net	35,670	40,349
Prepaid expenses and other assets	30,797	31,708
Total assets	$2,530,859	$2,491,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$18,000	$20,000
Mortgage notes payable	139,600	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	22,280	22,955
Construction costs payable	6,334	20,300
Accrued interest payable	2,601	2,528
Dividend and distribution payable	22,177	14,543
Lease contracts below market value, net	14,022	18,313
Prepaid rents and other liabilities	35,524	29,058
Total liabilities	810,538	822,497
Redeemable noncontrolling interests – operating partnership	453,889	461,739
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, $25 liquidation preference, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at December 31, 2012 and 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at December 31, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common stock, $.001 par value, 250,000,000 shares authorized, 63,340,929 shares issued and outstanding at December 31, 2012 and 62,914,987 shares issued and outstanding at December 31, 2011	63	63
Additional paid in capital	915,119	927,902
Retained earnings (accumulated deficit)	—	(7,080)
Total stockholders’ equity	1,266,432	1,207,135
Total liabilities and stockholders’ equity	$2,530,859	$2,491,371
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Base rent	$223,045	$193,908	$154,936
Recoveries from tenants	104,814	91,246	78,447
Other revenues	4,586	2,287	9,158
Total revenues	332,445	287,441	242,541
Expenses:
Property operating costs	94,646	80,351	67,033
Real estate taxes and insurance	12,689	6,392	5,281
Depreciation and amortization	89,241	75,070	62,483
General and administrative	17,024	15,955	14,743
Other expenses	6,919	1,137	7,124
Total expenses	220,519	178,905	156,664
Operating income	111,926	108,536	85,877
Interest income	168	486	1,074
Interest:
Expense incurred	(47,765)	(27,096)	(36,746)
Amortization of deferred financing costs	(3,496)	(2,446)	(6,497)
Net income	60,833	79,480	43,708
Net income attributable to redeemable noncontrolling interests – operating partnership	(7,803)	(14,505)	(13,261)
Net income attributable to controlling interests	53,030	64,975	30,447
Preferred stock dividends	(27,053)	(20,874)	(3,157)
Net income attributable to common shares	$25,977	$44,101	$27,290
Earnings per share – basic:
Net income attributable to common shares	$0.41	$0.71	$0.51
Weighted average common shares outstanding	62,866,189	61,241,520	52,800,712
Earnings per share – diluted:
Net income attributable to common shares	$0.41	$0.71	$0.51
Weighted average common shares outstanding	63,754,006	62,303,905	54,092,703
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2009	$—	42,373,340	$42	$683,870	$(78,471)	$605,441
Net income attributable to controlling interests					30,447	30,447
Issuance of common stock		13,800,000	14	305,162		305,176
Issuance of preferred stock	185,000			(6,380)		178,620
Dividends declared on common stock				(24,975)		(24,975)
Dividends declared on preferred stock					(3,157)	(3,157)
Redemption of operating partnership units		3,341,474	3	67,997		68,000
Issuance of stock awards		247,668	1	268		269
Stock option exercises		161,979	—	820		820
Retirement and forfeiture of stock awards		(97,456)	—	(1,542)		(1,542)
Amortization of deferred compensation				3,791		3,791
Adjustments to redeemable noncontrolling interests – operating partnership				(82,632)		(82,632)
Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)	$1,080,258
Net income attributable to controlling interests					64,975	64,975
Issuance of preferred stock	101,250			(3,800)		97,450
Dividends declared on common stock				(29,709)		(29,709)
Dividends declared on preferred stock					(20,874)	(20,874)
Redemption of operating partnership units		2,883,118	3	66,497		66,500
Issuance of stock awards		165,608	—	169		169
Stock option exercises		138,313	—	700		700
Retirement and forfeiture of stock awards		(99,057)	—	(2,086)		(2,086)
Amortization of deferred compensation				6,287		6,287
Adjustments to redeemable noncontrolling interests – operating partnership				(56,535)		(56,535)
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					53,030	53,030
Issuance of preferred stock	65,000			(2,315)		62,685
Dividends declared on common stock				(20,332)	(18,897)	(39,229)
Dividends declared on preferred stock					(27,053)	(27,053)
Redemption of operating partnership units		277,575	—	6,800		6,800
Issuance of stock awards		157,025	—	352		352
Stock option exercises		113,955	—	868		868
Retirement and forfeiture of stock awards		(122,613)	—	(2,359)		(2,359)
Amortization of deferred compensation costs				7,033		7,033
Adjustments to redeemable noncontrolling interests – operating partnership				(2,830)		(2,830)
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flow from operating activities
Net income	$60,833	$79,480	$43,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,241	75,070	62,483
Straight line rent	(17,967)	(34,095)	(35,403)
Amortization of deferred financing costs	3,496	2,446	3,950
Write-off of deferred financing costs	—	—	2,547
Amortization of lease contracts above and below market value	(3,194)	(2,874)	(2,505)
Compensation paid with Company common shares	6,980	5,950	3,803
Changes in operating assets and liabilities
Restricted cash	174	322	(274)
Rents and other receivables	(2,452)	1,839	(852)
Deferred costs	(1,278)	(1,773)	(2,563)
Prepaid expenses and other assets	(6,028)	(3,854)	(7,811)
Accounts payable and accrued liabilities	(1,112)	(1,238)	5,083
Accrued interest payable	73	(238)	(744)
Prepaid rents and other liabilities	3,997	4,081	5,261
Net cash provided by operating activities	132,763	125,116	76,683
Cash flow from investing activities
Investments in real estate – development	(94,753)	(351,090)	(265,217)
Land acquisition costs	(3,830)	(9,507)	—
Marketable securities held to maturity:
Purchase	—	—	(60,000)
Redemption	—	—	198,978
Interest capitalized for real estate under development	(4,434)	(27,024)	(25,177)
Improvements to real estate	(4,426)	(3,821)	(2,985)
Additions to non-real estate property	(57)	(304)	(630)
Net cash used in investing activities	(107,500)	(391,746)	(155,031)
Cash flow from financing activities
Issuance of common stock, net of offering costs	—	—	305,176
Issuance of preferred stock, net of offering costs	62,685	97,450	178,620
Line of credit:
Proceeds	48,000	20,000	—
Repayments	(50,000)	—	—
Mortgage notes payable:
Lump sum payoffs	—	—	(196,500)
Repayments	(5,200)	(5,200)	(2,000)
Return of escrowed proceeds	—	1,104	8,896
Exercises of stock options	868	700	820
Payments of financing costs	(2,109)	(1,338)	(2,950)

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2012	2011	2010
Dividends and distributions:
Common shares	(34,112)	(29,338)	(17,796)
Preferred shares	(26,006)	(19,325)	—
Redeemable noncontrolling interests – operating partnership	(10,213)	(9,971)	(7,247)
Net cash (used in) provided by financing activities	(16,087)	54,082	267,019
Net increase (decrease) in cash and cash equivalents	9,176	(212,548)	188,671
Cash and cash equivalents, beginning	14,402	226,950	38,279
Cash and cash equivalents, ending	$23,578	$14,402	$226,950
Supplemental information:
Cash paid for interest	$52,127	$54,358	$62,667
Deferred financing costs capitalized for real estate under development	$277	$1,387	$1,198
Construction costs payable capitalized for real estate under development	$6,334	$20,300	$67,262
Redemption of operating partnership units	$6,800	$66,500	$68,000
Adjustments to redeemable noncontrolling interests - operating partnership	$2,830	$56,535	$82,632
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	December 31, 2012	December 31, 2011
ASSETS
Income producing property:
Land	$73,197	$63,393
Buildings and improvements	2,315,499	2,123,377
	2,388,696	2,186,770
Less: accumulated depreciation	(325,740)	(242,245)
Net income producing property	2,062,956	1,944,525
Construction in progress and land held for development	218,934	320,611
Net real estate	2,281,890	2,265,136
Cash and cash equivalents	19,282	10,097
Restricted cash	—	174
Rents and other receivables, net	3,840	1,388
Deferred rent, net	144,829	126,862
Lease contracts above market value, net	10,255	11,352
Deferred costs, net	35,670	40,349
Prepaid expenses and other assets	30,797	31,708
Total assets	$2,526,563	$2,487,066
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$20,000
Mortgage notes payable	139,600	144,800
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	22,280	22,955
Construction costs payable	6,334	20,300
Accrued interest payable	2,601	2,528
Dividend and distribution payable	22,177	14,543
Lease contracts below market value, net	14,022	18,313
Prepaid rents and other liabilities	35,524	29,058
Due to related party	—	—
Total liabilities	810,538	822,497
Redeemable partnership units	453,889	461,739
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, $25 liquidation preference, 7,400,000 issued and outstanding at December 31, 2012 and 2011	185,000	185,000
Series B cumulative redeemable perpetual preferred units, $25 liquidation preference, 6,650,000 issued and outstanding at December 31, 2012 and 4,050,000 shares issued and outstanding at December 31, 2011	166,250	101,250
Common units, 62,678,556 issued and outstanding at December 31, 2012 and 62,252,614 issued and outstanding at December 31, 2011	901,361	903,917
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2012 and 2011	9,525	12,663
Total partners’ capital	1,262,136	1,202,830
Total liabilities and partners’ capital	$2,526,563	$2,487,066
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except unit and per unit data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Base rent	$223,045	$193,908	$154,936
Recoveries from tenants	104,814	91,246	78,447
Other revenues	4,586	2,287	9,158
Total revenues	332,445	287,441	242,541
Expenses:
Property operating costs	94,646	80,351	67,033
Real estate taxes and insurance	12,689	6,392	5,281
Depreciation and amortization	89,241	75,070	62,483
General and administrative	17,024	15,955	14,743
Other expenses	6,919	1,137	7,124
Total expenses	220,519	178,905	156,664
Operating income	111,926	108,536	85,877
Interest income	168	486	1,074
Interest:
Expense incurred	(47,765)	(27,096)	(36,746)
Amortization of deferred financing costs	(3,496)	(2,446)	(6,497)
Net income	60,833	79,480	43,708
Preferred unit distributions	(27,053)	(20,874)	(3,157)
Net income attributable to common units	$33,780	$58,606	$40,551
Earnings per unit – basic:
Net income attributable to common units	$0.41	$0.71	$0.53
Weighted average common units outstanding	81,750,958	81,387,042	75,793,868
Earnings per unit – diluted:
Net income attributable to common units	$0.41	$0.71	$0.53
Weighted average common units outstanding	82,638,775	82,449,427	77,085,859
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2009	$—	41,710,967	$591,359	662,373	$9,391	$600,750
Net income			43,224		484	43,708
Issuance of OP units for common stock offering		13,800,000	305,176		—	305,176
Issuance of OP units for preferred stock offering	185,000		(6,380)		—	178,620
Common unit distributions			(34,470)		(386)	(34,856)
Preferred unit distributions			(3,122)		(35)	(3,157)
Issuance of OP units to REIT when redeemable partnership units redeemed		3,341,474	68,000		—	68,000
Issuance of OP units for stock awards		247,668	269		—	269
Issuance of OP units due to option exercises		161,979	820		—	820
Retirement and forfeiture of OP units		(97.456)	(1,542)		—	(1,542)
Amortization of deferred compensation costs			3,791		—	3,791
Adjustments to redeemable partnership units			(88,299)		2,456	(85,843)
Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910	$1,075,736
Net income			78,643		837	79,480
Issuance of OP units for preferred stock offering	101,250		(3,800)		—	97,450
Common unit distributions			(38,919)		(414)	(39,333)
Preferred unit distributions			(20,654)		(220)	(20,874)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,883,118	66,500		—	66,500
Issuance of OP units for stock awards		165,608	169		—	169
Issuance of OP units due to option exercises		138,313	700		—	700
Retirement and forfeiture of OP units		(99,057)	(2,086)		—	(2,086)
Amortization of deferred compensation costs			6,287		—	6,287
Adjustments to redeemable partnership units			(61,749)		550	(61,199)
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			60,197		636	60,833
Issuance of OP units for preferred stock offering	65,000		(2,306)			62,694
Common unit distributions			(50,501)		(411)	(50,912)
Preferred unit distributions			(26,770)		(283)	(27,053)
Issuance of OP units to REIT when redeemable partnership units redeemed		277,575	6,800			6,800
Issuance of OP units for stock awards		157,025	352			352
Issuance of OP units due to option exercises		113,955	868			868
Retirement and forfeiture of OP units		(122,613)	(2,359)			(2,359)
Amortization of deferred compensation costs			7,033			7,033
Adjustments to redeemable partnership units			4,130		(3,080)	1,050
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flow from operating activities
Net income	$60,833	$79,480	$43,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,241	75,070	62,483
Straight line rent	(17,967)	(34,095)	(35,403)
Amortization of deferred financing costs	3,496	2,446	3,950
Write-off of deferred financing costs	—	—	2,547
Amortization of lease contracts above and below market value	(3,194)	(2,874)	(2,505)
Compensation paid with Company common shares	6,980	5,950	3,803
Changes in operating assets and liabilities
Restricted cash	174	322	(274)
Rents and other receivables	(2,452)	1,839	(852)
Deferred costs	(1,278)	(1,773)	(2,563)
Prepaid expenses and other assets	(6,028)	(3,854)	(7,811)
Accounts payable and accrued liabilities	(1,112)	(1,021)	5,252
Accrued interest payable	73	(238)	(744)
Prepaid rents and other liabilities	3,997	4,081	5,261
Net cash provided by operating activities	132,763	125,333	76,852
Cash flow from investing activities
Investments in real estate – development	(94,753)	(351,090)	(265,217)
Land Acquisition Costs	(3,830)	(9,507)	—
Marketable securities held to maturity:
Purchase	—	—	(60,000)
Redemption	—	—	198,978
Interest capitalized for real estate under development	(4,434)	(27,024)	(25,177)
Improvements to real estate	(4,426)	(3,821)	(2,985)
Additions to non-real estate property	(57)	(304)	(630)
Net cash used in investing activities	(107,500)	(391,746)	(155,031)
Cash flow from financing activities
Issuance of common units, net of offering costs	—	—	305,176
Issuance of preferred units, net of offering costs	62,694	97,450	178,620
Line of credit:
Proceeds	48,000	20,000	—
Repayments	(50,000)	—	—
Mortgage notes payable:
Lump sum payoffs	—	—	(196,500)
Repayments	(5,200)	(5,200)	(2,000)
Return of escrowed proceeds	—	1,104	8,896
Issuance of OP units for stock option exercises	868	700	820
Payments of financing costs	(2,109)	(1,338)	(2,950)
Advances from related parties	—	—	—
Distributions	(70,331)	(58,634)	(25,043)

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2012	2011	2010
Net cash (used in) provided by financing activities	(16,078)	54,082	267,019
Net increase (decrease) in cash and cash equivalents	9,185	(212,331)	188,840
Cash and cash equivalents, beginning	10,097	222,428	33,588
Cash and cash equivalents, ending	$19,282	$10,097	$222,428
Supplemental information:
Cash paid for interest	$52,127	$54,358	$62,667
Deferred financing costs capitalized for real estate under development	$277	$1,387	$1,198
Construction costs payable capitalized for real estate under development	$6,334	$20,300	$67,262
Redemption of operating partnership units	$6,800	$66,500	$68,000
Adjustments to redeemable partnership units	$(1,050)	$61,199	$85,843
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of December 31, 2012, owned 77.1% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of December 31, 2012, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	one data center project under development – referred to as ACC6 Phase II which was placed into service on January 1, 2013;

•	two data center projects available for future development – the second phases of NJ1 and SC1; and

•	land that may be used to develop three additional data centers – referred to as ACC7, ACC8 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2012 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

Property
All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying the weighted-average borrowing rate of the Company to the residual actual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $4.7 million, $28.4 million and $26.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company ceases interest capitalization when a development is temporarily suspended or placed in service.
The Company capitalizes pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. During the three months ended December 31, 2012, the Company expensed $1.3 million of deal pursuit costs, a portion of which represent pre-development costs for development sites that the Company was negotiating to acquire, the acquisition of which was not probable at December 31, 2012. In addition, if the status of such a pre-development opportunity changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $3.1 million, $3.6 million and $3.6 million, respectively, of internal development and leasing costs on all of its data centers.
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

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $84.6 million , $70.6 million and $58.0 million for the years ended December 31, 2012, 2011 and 2010 respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $3.1 million , $4.3 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2012.
The Company classifies a data center property as held-for-sale when it meets the necessary criteria, which include when the Company commits to and actively embarks on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2012, there were no data center properties classified as held-for-sale and discontinued operations.

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
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In 2010, the Company paid off the $196.5 million balance of the ACC4 Term Loan which resulted in a write-off of $2.5 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31,
	2012	2011
Financing costs	$23,082	$21,047
Accumulated amortization	(10,531)	(6,831)
Financing costs, net	$12,551	$14,216

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $1.3 million , $1.8 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of deferred leasing costs totaled $4.3 million for the year ended December 31, 2012 and $4.5 million for each of the years ended December 31, 2011 and 2010, respectively. Balances, net of accumulated amortization, at December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31,
	2012	2011
Leasing costs	$46,719	$46,128
Accumulated amortization	(23,600)	(19,995)
Leasing costs, net	$23,119	$26,133
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of December 31, 2012 and December 31, 2011, the fuel inventory was $3.0 million and $2.2 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Prepaid Rents
Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from tenants prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.

Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31,
	2012	2011
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(12,845)	(11,748)
Lease contracts above market value, net	$10,255	$11,352

Lease contracts below market value	$39,375	$45,700
Accumulated amortization	(25,353)	(27,387)
Lease contracts below market value, net	$14,022	$18,313
The Company’s policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. As of December 31, 2012 and 2011, the Company had a reserve against accounts receivable of $0.9 million and $0, respectively. The Company will also establish, as necessary, an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. This receivable arises from revenue recognized in excess of amounts currently due under the lease and is recorded as deferred rent in the accompanying balance sheets. As of December 31, 2012 and 2011, the Company had a reserve against deferred rent of $2.1 million and $0, respectively.
The reserves described above were set up for one tenant that restructured its lease obligations with the Company. Under this restructuring, this tenant's outstanding accounts receivable and deferred rent receivable related to the returned space has been converted into a note receivable, the terms of which require the payment of principal and interest over the next four years. Principal payments on the note begin on September 30, 2013 and are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this tenant has the right to defer up to two-thirds of base rent due over the next 18 months at NJ1 in Piscataway, New Jersey. If deferred, the base rent would be added to the note.

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
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respect tax bases. Valuation allowances are provided if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company has elected to treat DF Technical Services LLC, a 100% owned subsidiary of the Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ended December 31, 2012 and 2010, the Company incurred income taxes of $0 and $0.3 million, respectively, and recorded these taxes as general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2011, the Company recognized an income tax benefit of $0.6 million and recorded this benefit as a reduction of general and administrative expenses in the consolidated statements of operations.
As of December 31, 2012, the TRS had a deferred tax asset of $4.1 million and a deferred tax liability of $3.2 million, resulting in a net deferred tax asset of $0.9 million. As of December 31, 2011, the TRS had a deferred tax asset of $3.3 million and a deferred tax liability of $3.3 million, resulting in a net deferred tax liability of $0. These deferred tax assets are primarily due to tax net operating losses. As of December 31, 2012 and 2011, the net operating loss carryforwards of the TRS totaled approximately $9.8 million and $8.0 million, respectively, which will begin to expire in 2031 if not utilized by then. The Company believes that it is not more likely than not that the TRS will generate sufficient taxable income to realize in full the net deferred tax asset that exists as of December 31, 2012. Accordingly, a full valuation allowance has been recorded as of December 31, 2012.

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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2009	24,947,828	$448,811
Net income attributable to redeemable noncontrolling interests – operating partnership	—	13,261
Distributions declared	—	(9,881)
Redemption of operating partnership units	(3,341,474)	(68,000)
LTIP Conversion	341,145	—
Adjustment to redeemable noncontrolling interests – operating partnership	—	82,632
Balance at December 31, 2010	21,947,499	$466,823
Net income attributable to redeemable noncontrolling interests – operating partnership	—	14,505
Distributions declared	—	(9,624)
Redemption of operating partnership units	(2,883,118)	(66,500)
Adjustment to redeemable noncontrolling interests – operating partnership	—	56,535
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	7,803
Distributions declared	—	(11,683)
Redemption of operating partnership units	(277,575)	(6,800)
Adjustments to redeemable noncontrolling interests – operating partnership	—	2,830
Balance at December 31, 2012	18,786,806	$453,889
The following is a summary of activity for redeemable partnership units for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2009	24,947,828	$448,811
Redemption of operating partnership units	(3,341,474)	(68,000)
LTIP Conversion	341,145	—
Adjustments to redeemable partnership units	—	86,012
Balance at December 31, 2010	21,947,499	$466,823
Redemption of operating partnership units	(2,883,118)	(66,500)
Adjustments to redeemable partnership units	—	61,416
Balance at December 31, 2011	19,064,381	$461,739
Redemption of operating partnership units	(277,575)	(6,800)
Adjustments to redeemable partnership units	—	(1,050)
Balance at December 31, 2012	18,786,806	$453,889
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Net income attributable to controlling interests	$53,030	$64,975	$30,447
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	3,970	9,965	(14,632)
	$57,000	$74,940	$15,815

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
Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $7.0 million, $6.0 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized $0.4 million, $0.6 million and $0.3 million of compensation paid with Company common shares to its data centers under development for the years ended December 31, 2012, 2011 and 2010, respectively.

3. Real Estate Assets
The following is a summary of properties owned by the Company at December 31, 2012 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,017	$—	$161,517
ACC3	Ashburn, VA	1,071	95,470	—	96,541
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,742	—	304,185
ACC6 Phase I	Ashburn, VA	2,759	114,456	—	117,215
VA3	Reston, VA	9,000	176,097	—	185,097
VA4	Bristow, VA	6,800	144,884	—	151,684
CH1	Elk Grove Village, IL	23,611	358,381	—	381,992
NJ1 Phase I	Piscataway, NJ	4,311	211,408	—	215,719
SC1 Phase I	Santa Clara, CA	10,102	220,013	—	230,115
		73,197	2,315,499	—	2,388,696
Construction in progress and land held for development	(1)	—	—	218,934	218,934
		$73,197	$2,315,499	$218,934	$2,607,630

(1)	Properties located in Ashburn, VA (ACC6 Phase II, ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).
The following presents the major components of the Company's properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical structure—power distribution units	20
Electrical structure—uninterrupted power supply	25
Electrical structure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical structure—heating, ventilating and air conditioning	20
Mechanical structure—chiller pumps/building automation	25
Mechanical structure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities
Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2012, these assets have a weighted average remaining life of 7.8 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2013	$3,644
2014	3,600
2015	3,387
2016	2,903
2017	2,669
2018 and thereafter	6,916
$23,119

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2012, these net Lease Intangible liabilities have a weighted average remaining life of 10.0 years for above market leases and 4.6 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2013	$2,392
2014	2,392
2015	1,966
2016	412
2017	174
2018 and thereafter	(3,569)
$3,767
Tenant Origination Costs are included in buildings and improvements on the Company's consolidated balance sheet and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2012, these assets have a weighted average remaining life of 4.3 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2013	$3,148
2014	3,148
2015	2,019
2016	1,243
2017	1,243
2018 and thereafter	747
$11,548
5. Leases
For the years ended December 31, 2012, 2011 and 2010, the following tenants comprised more than 10.0% of the Company's consolidated revenues:

	Facebook	Yahoo!	Microsoft
Year ended December 31, 2012	20.7%	15.5%	14.9%
Year ended December 31, 2011	20.3%	21.5%	17.3%
Year ended December 31, 2010	16.5%	26.0%	22.4%

As of December 31, 2012, these three tenants accounted for $46.2 million, $14.3 million, and $6.3 million of deferred rent and $0 million, $3.9 million, and $4.9 million of prepaid rents, respectively. As of December 31, 2011, these three tenants accounted for $41.3 million, $15.3 million, and $11.7 million of deferred rent and $0 million, $5.0 million, and $4.7 million of prepaid rents, respectively. The Company does not hold security deposits from these tenants. The majority of the Company's tenants operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.
As of December 31, 2012, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2013	$238,796
2014	258,906
2015	255,109
2016	239,593
2017	235,286
2018 and thereafter	857,982
$2,085,672

6. Debt
Debt Summary as of December 31, 2012 and December 31, 2011
($ in thousands)

	December 31, 2012				December 31, 2011
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$139,600	20%	3.2%	1.9	$144,800
Unsecured	568,000	80%	8.3%	4.2	570,000
Total	$707,600	100%	7.3%	3.8	$714,800
Fixed Rate Debt:
Unsecured Notes	$550,000	78%	8.5%	4.3	$550,000
Fixed Rate Debt	550,000	78%	8.5%	4.3	550,000
Floating Rate Debt:
Unsecured Credit Facility	18,000	2%	2.1%	3.2	20,000
ACC5 Term Loan	139,600	20%	3.2%	1.9	144,800
Floating Rate Debt	157,600	22%	3.1%	2.1	164,800
Total	$707,600	100%	7.3%	3.8	$714,800

Note:	The Company capitalized interest and deferred financing cost amortization of $1.9 million and $4.7 million during the three and twelve months ended December 31, 2012, respectively.
Outstanding Indebtedness
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). Prior to July 1, 2011, borrowings under this loan bore interest at LIBOR plus 4.25% with a LIBOR floor of 1.5%. As of July 1, 2011, the interest rate decreased to LIBOR plus 4.00%. On July 29, 2011, the Company amended the ACC5 Term Loan to, among other things, remove the 1.5% LIBOR floor and reduce the applicable margin to 3.00%. As of December 31, 2012 the interest rate was 3.2%.
The ACC5 Term Loan matures on December 2, 2014. The Company may prepay the ACC5 Term Loan at any time, in whole or in part, without penalty or premium. The loan is secured by the ACC5 and ACC6 data centers and an assignment of the lease agreements between the Company and the tenants of ACC5 and ACC6. The Operating Partnership has guaranteed the outstanding principal amount of the ACC5 Term Loan, plus interest and certain costs under the loan.
The ACC5 Term Loan requires ongoing compliance with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or assets sales and maintenance of certain leases. In addition, the ACC5 Term Loan requires ongoing compliance with certain financial covenants, including, without limitation, the following:

•	The principal amount of the loan may not exceed 60% of the appraised value of ACC5 and ACC6;

•	The Company must maintain a minimum debt service coverage ratio of 1.65 to 1;

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

The terms of the ACC5 Term Loan limit the Company's investment in development properties to $1 billion and the Company is not permitted to have more than five properties in development at any time. If a development property is being developed in multiple phases, only the phase actually being constructed shall be considered a development property for this test. Once construction of a phase is substantially complete and the phase is 80% leased, it is no longer deemed a development property for purposes of this covenant.
The credit agreement that governs the ACC5 Term Loan also has customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other of the Company's indebtedness. Upon an event of default, the lenders may declare the loan due and immediately payable. Also, upon a change in control, lenders that hold two-thirds of the outstanding principal amount of the loan may declare it due and payable.
The credit agreement that governs the ACC5 Term Loan contains definitions of many of the terms used in this summary of covenants. The Company was in compliance with all of the covenants under the loan as of December 31, 2012.
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
The Unsecured Notes rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to December 15, 2013, the Operating Partnership may redeem the Unsecured Notes, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after December 15, 2013 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing December 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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

The Unsecured Notes have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of the Company's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries or (vi) engaging in certain mergers, consolidations or transfers/sales of assets. The Unsecured Notes also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. All of the covenants are subject to a number of important qualifications and exceptions.
The Unsecured Notes also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes or the trustee may declare the Unsecured Notes due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes as of December 31, 2012.
Unsecured Credit Facility
The Company's unsecured revolving credit facility provides for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender’s prime rate, in each case plus an applicable margin. Prior to the Company’s Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2012, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event that the Company’s Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
Prior to the second amendment, the Company had a $100 million unsecured revolving credit facility with an initial maturity date of May 6, 2013 and a one-year extension option. Borrowings under the facility bore interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate was based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	3.25%	1.25%
Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Level 4	Greater than 55%	4.25%	2.25%
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s Indenture governing the terms of the Unsecured Notes, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership’s unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit. In addition, the Company has the option to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of December 31, 2012, no letters of credit were outstanding under the facility. As of December 31, 2012, $18.0 million of borrowings was outstanding under the facility. The interest rate at December 31, 2012 was 2.1%.
The facility requires that the Company, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of the Company's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of December 31, 2012.

A summary of the Company’s debt maturity schedule as of December 31, 2012 is as follows:
Debt Maturity as of December 31, 2012
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$5,200		$5,200	0.7%	3.2%
2014	—		134,400	(2)	134,400	19.0%	3.2%
2015	125,000	(1)	—		125,000	17.7%	8.5%
2016	125,000	(1)	18,000	(3)	143,000	20.2%	7.7%
2017	300,000	(1)	—		300,000	42.4%	8.5%
Total	$550,000		$157,600		$707,600	100%	7.3%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	Remaining principal payment on the ACC5 Term Loan due on December 2, 2014 with no extension option.

(3)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.

7. Related Party Transactions
In June 2011, the Company purchased an undeveloped parcel of land from an entity controlled by its Chairman of the Board and President and CEO for $9.5 million. The Chairman and the President and CEO owned a 24% and 18% interest in this entity, respectively. One of DFT's independent directors is a non-managing member of the entity and has a 4% interest in this entity. The location of the parcel, which consists of approximately 23 acres, is adjacent to the Company's ACC data center campus in Ashburn, Virginia and is being held for development of a 36.4 megawatt data center known as ACC7. The process was managed by the Company's audit committee, and the purchase price was based on appraisals prepared by independent appraisal firms.
For the years ended December 31, 2012, 2011 and 2010, the Company incurred $0.2 million, $0.4 million and $0.3 million of cost, respectively, to charter an aircraft that was owned by the President and CEO. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $0.5 million, $0.5 million and $0.2 million of expenses for personal travel of the President and CEO in lieu of the CEO’s annual salary under the terms of his employment agreement.
The Company leases space for its headquarters building from an affiliate of the Chairman of the Board and the President and CEO. Rent expense was $0.4 million for each of the years ended December 31, 2012, 2011 and 2010.

8. Commitments and Contingencies
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

9. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of the REIT refers equally to redeemable partnership units of the Operating Partnership.

The redemption value of redeemable noncontrolling interests – operating partnership as of December 31, 2012 and 2011 was $453.9 million and $461.7 million, respectively, based on the closing share price of DFT’s common stock of $24.16 and $24.22, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2012, 2011 and 2010, OP unitholders redeemed a total of 277,575, 2,883,118 and 3,341,474 OP units in exchange for an equal number of shares of common stock. See Note 2.

10. Preferred Stock
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
For the year ended December 31, 2012, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2012	4/16/2012	$0.4921875	$0.4921875	$0.00
7/6/2012	7/16/2012	0.4921875	0.4921875	0.00
10/5/2012	10/15/2012	0.4921875	0.4921875	0.00
12/28/2012	1/15/2013	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
For the year ended December 31, 2011, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
3/29/2011	4/15/2011	$0.4921875	$0.4921875	$0.00
6/28/2011	7/15/2011	0.4921875	0.4921875	0.00
9/27/2011	10/17/2011	0.4921875	0.4921875	0.00
12/27/2011	1/17/2012	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
For the year ended December 31, 2010, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
12/28/2010	1/17/2011	$0.503125	$0.503125	$0.00
		$0.503125	$0.503125	$0.00
Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the special optional redemption right discussed below, the Series A Preferred Stock is not redeemable prior to October 15, 2015. On and after October 15, 2015, DFT may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.
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
For the year ended December 31, 2012, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2012	4/16/2012	$0.4765625	$0.4765625	$0.00
7/6/2012	7/16/2012	0.4765625	0.4765625	0.00
10/5/2012	10/15/2012	0.4765625	0.4765625	0.00
12/28/2012	1/15/2013	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
For the year ended December 31, 2011, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
3/29/2011	4/15/2011	$0.20121528	$0.20121528	$0.00
6/28/2011	7/15/2011	0.47656250	0.47656250	0.00
9/27/2011	10/17/2011	0.47656250	0.47656250	0.00
12/27/2011	1/17/2012	0.47656250	0.47656250	0.00
		$1.63090278	$1.63090278	$0.00
Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the special optional redemption right and conversion right discussed below, the Series B Preferred Stock is not redeemable prior to March 15, 2016 or convertible at any time. On and after March 15, 2016, the Company may, at its option, redeem the Series B Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.
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
Upon the occurrence of a change of control that results in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ, the holder will have the right (subject to DFT's special optional redemption right to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock into a number of shares of DFT's common stock equal to the lesser of (A) the quotient obtained by dividing (i) the sum of (x) $25.00, plus (y) an amount equal to any accrued and unpaid dividends, whether or not declared, to but not including, the date of conversion

(unless the date of conversion is after a record date for a Series B Preferred Stock dividend payment and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this quotient), by (ii) the price of our common stock, and (B) 2.105 (the Share Cap), subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value.

11. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the years ended December 31, 2012, 2011 and 2010:

•
DFT issued an aggregate of 157,025, 165,608, and 247,668 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to DFT; and

•
DFT also issued 13,800,000 shares in an underwritten public offering on May 18, 2010 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $305.2 million. The OP issued an equivalent number of units to DFT.

•	OP unitholders redeemed a total of 277,575, 2,883,118, and 3,341,474 OP units in exchange for an equal number of shares of DFT’s common stock.
For the year ended December 31, 2012, DFT declared and paid the following cash dividends totaling $0.62 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/05/2012	04/16/2012	$0.12	$0.12	$0.00
07/06/2012	07/16/2012	0.15	0.15	0.00
10/05/2012	10/15/2012	0.15	0.15	0.00
12/28/2012	01/15/2013	0.20	0.15	0.00
		$0.62	$0.57	$0.00
Of the $0.20 dividend paid in January 2013, $0.05 (unaudited) will be included in 2013 taxable common dividends.
For the year ended December 31, 2011, DFT declared and paid the following cash dividends totaling $0.48 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
03/29/2011	04/08/2011	$0.12	$0.12	$0.00
06/28/2011	07/08/2011	0.12	0.12	0.00
09/27/2011	10/07/2011	0.12	0.12	0.00
12/27/2011	01/06/2012	0.12	0.11	0.00
		$0.48	$0.47	$0.00
Of the $0.12 dividend paid in January 2012, $0.01 (unaudited) was included in 2012 taxable common dividends.

For the year ended December 31, 2010, DFT declared and paid the following cash dividends totaling $0.44 per share on its common stock, of which the OP paid equivalent distributions on OP units:

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
On November 19, 2012 the Company's Board of Directors authorized a Common Stock Repurchase Program (the “Repurchase Program”) to acquire up to $80.0 million of the Company's common shares. Repurchases must be made by November 19, 2013. During the year ended December 31, 2012, DFT repurchased none of its common stock.

12. Equity Compensation Plan
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
As of December 31, 2012, 773,518 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 5,526,482.

Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	640,377	$5.82
Granted	236,184	$19.88
Vested	(219,157)	$6.14
Forfeited	(20,553)	$9.19
Unvested balance at December 31, 2010	636,851	$10.82
Granted	153,992	$23.62
Vested	(288,582)	$9.82
Forfeited	(12,932)	$15.30
Unvested balance at December 31, 2011	489,329	$15.31
Granted	143,191	$22.66
Vested	(314,571)	$11.60
Forfeited	(20,030)	$22.38
Unvested balance at December 31, 2012	297,919	$22.31
During the years ended December 31, 2012, 2011 and 2010 the Company issued 143,191, 153,992 and 236,184 shares of restricted stock, respectively, which had an aggregate value of $3.2 million, $3.6 million and $4.7 million, on the respective grant dates. These amounts will be amortized to expense over a three year vesting period. Also during the years ended December 31, 2012, 2011, and 2010, 314,571, 288,582 and 219,157 shares of restricted stock vested, respectively, at a value of $7.2 million, $7.0 million, and $4.4 million on the vesting date.
As of December 31, 2012, total unearned compensation on restricted stock was $3.7 million, and the weighted average vesting period was 0.8 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.

A summary of the Company’s stock option activity under the applicable equity incentive plan for the years ended December 31, 2012, 2011 and 2010 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2009	1,274,696	$5.06
Granted	290,560	$19.89
Exercised	(161,979)	$5.06
Forfeited	—	N/A
Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Exercised	(138,313)	$5.06
Forfeited	—	N/A
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(113,955)	$7.62
Forfeited	(53,648)	$22.60
Under option, December 31, 2012	2,076,781	$15.17

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2010	1,403,277	$2.6	million	0.8 years	8.4 years
As of December 31, 2011	1,902,843	$4.5	million	0.8 years	8.0 years
As of December 31, 2012	2,076,781	$3.2	million	0.8 years	7.3 years
The following table sets forth the number of unvested options as of December 31, 2012, 2011 and 2010 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2009	1,274,696	$1.48
Granted	290,560	$9.00
Vested	(424,903)	$1.48
Forfeited	—	N/A
Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Vested	(521,754)	$2.88
Forfeited	—	N/A
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18
Forfeited	(53,648)	$6.52
Unvested balance at December 31, 2012	809,991	$6.96

The following tables set forth the number of exercisable options as of December 31, 2012, 2011 and 2010 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2009	—	$—
Vested	424,903	$1.48
Exercised	(161,979)	$1.48
Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(138,313)	$1.48
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(113,955)	$2.56
Options Exercisable at December 31, 2012	1,266,790	$3.52

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2010	262,924	$4.3	million	$5.06	8.2 years
As of December 31, 2011	646,365	$10.9	million	$7.28	7.3 years
As of December 31, 2012	1,266,790	$17.6	million	$10.24	6.6 years
The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $2.7 million and $3.2 million, respectively.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Number of options granted	341,541	637,879	290,560
Exercise price	$22.57	$23.79	$19.89
Expected term (in years)	4	4	6
Expected volatility	39%	44%	54%
Expected annual dividend	2%	2%	2%
Risk-free rate	0.64%	1.72%	2.86%
Fair value at date of grant	$2.0 million	$4.7 million	$2.6 million

Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with the Company on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the year ended December 31, 2012.

2012
Number of performance units granted	61,033
Expected volatility	29%
Expected annual dividend	2%
Risk-free rate	0.43%
Performance unit fair value at date of grant	$28.26
Total grant fair value at date of grant	$1.7 million
Maximum value of grant on vesting date based on closing price of the Company's stock at the date of grant	$4.1 million

As of December 31, 2012, total unearned compensation on performance units was $1.2 million.

13. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Year ended December 31,
	2012	2011	2010
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	62,866,189	61,241,520	52,800,712
Effect of dilutive securities	887,817	1,062,385	1,291,991
Weighted average common shares – diluted	63,754,006	62,303,905	54,092,703
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$25,977	$44,101	$27,290
Net income allocated to unvested restricted shares	(188)	(363)	(311)
Net income attributable to common shares, adjusted	25,789	43,738	26,979
Weighted average common shares – basic	62,866,189	61,241,520	52,800,712
Earnings per common share – basic	$0.41	$0.71	$0.51
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$25,977	$44,101	$27,290
Adjustments to redeemable noncontrolling interests	84	188	223
Adjusted net income available to common shares	26,061	44,289	27,513
Weighted average common shares – diluted	63,754,006	62,303,905	54,092,703
Earnings per common share – diluted	$0.41	$0.71	$0.51

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Year ended December 31,
	2012	2011	2010
Stock Options	0.9	0.9	0.3
Performance Units	0.1	—	—

14. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Year ended December 31,
	2012	2011	2010
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,750,958	81,387,042	75,793,868
Effect of dilutive securities	887,817	1,062,385	1,291,991
Weighted average common units – diluted	82,638,775	82,449,427	77,085,859

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Year ended December 31,
	2012	2011	2010
Stock Options	0.9	0.9	0.3
Performance Units	0.1	—	—

15. Employee Benefit Plan
The Company has a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. The Company matches 50% of the employees' contributions up to a maximum match contribution of 4% of the employee's salary. The Company's contributions vest immediately. During the years ended December 31, 2012, 2011 and 2010, the Company contributed $0.4 million, $0.4 million and $0.3 million, respectively, to the 401(k) Plan.

16. Fair Value
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
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2012:

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

•
Debt: As of December 31, 2012, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $707.6 million with a fair value of $757.4 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the ACC5 Term Loan and the Line of Credit and is based on discounted cash flows using the one-month LIBOR swap rate as of December 31, 2012 plus a spread that is consistent with current market conditions.

17. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands except share data):

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$85,959	$85,446	$82,658	$78,382
Net income	15,703	16,278	15,494	13,358
Net income attributable to common shares	6,845	7,286	6,677	5,169
Net income attributable to common shares per common share-basic	0.11	0.11	0.11	0.08
Net income attributable to common shares per common share-diluted	0.11	0.11	0.11	0.08

	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$74,402	$73,784	$70,756	$68,499
Net income	15,619	23,955	22,322	17,584
Net income attributable to common shares	7,744	13,948	12,454	9,955
Net income attributable to common shares per common share-basic (1)	0.12	0.22	0.20	0.15
Net income attributable to common shares per common share-diluted (1)	0.12	0.22	0.20	0.15

(1) Amounts do not equal full year results due to rounding.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 6). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1 and NJ1 data centers, but excluding the subsidiaries that own the SC1 data center, and the SC2 parcels of land, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of December 31, 2012 and December 31, 2011 and the results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$63,095	$10,102	$—	$73,197
Buildings and improvements	—	2,085,771	229,728	—	2,315,499
	—	2,148,866	239,830	—	2,388,696
Less: accumulated depreciation	—	(316,291)	(9,449)	—	(325,740)
Net income producing property	—	1,832,575	230,381	—	2,062,956
Construction in progress and land held for development	—	137,031	81,903	—	218,934
Net real estate	—	1,969,606	312,284	—	2,281,890
Cash and cash equivalents	18,240	361	681	—	19,282
Restricted cash	—	—	—	—	—
Rents and other receivables	15	2,704	1,121	—	3,840
Deferred rent	—	138,804	6,025	—	144,829
Lease contracts above market value, net	—	10,255	—	—	10,255
Deferred costs, net	10,711	24,533	426	—	35,670
Investment in affiliates	2,280,723	—	—	(2,280,723)	—
Prepaid expenses and other assets	2,101	25,241	3,455	—	30,797
Total assets	$2,311,790	$2,171,504	$323,992	$(2,280,723)	$2,526,563

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$—	$—	$—	$18,000
Mortgage notes payable	—	139,600	—	—	139,600
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,240	16,636	2,404	—	22,280
Construction costs payable	5	6,060	269	—	6,334
Accrued interest payable	2,290	311	—	—	2,601
Distribution payable	22,177	—	—	—	22,177
Lease contracts below market value, net	—	14,022	—	—	14,022
Prepaid rents and other liabilities	53	34,200	1,271	—	35,524
Due to related party	—	—	—	—	—
Total liabilities	595,765	210,829	3,944	—	810,538

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	453,889	—	—	—	453,889
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, $25 liquidation preference, 7,400,000 issued and outstanding at December 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2012	166,250	—	—	—	166,250
62,678,556 common units issued and outstanding at December 31, 2012	901,361	1,960,675	320,048	(2,280,723)	901,361
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2012	9,525	—	—	—	9,525
Total partners’ capital	1,262,136	1,960,675	320,048	(2,280,723)	1,262,136
Total liabilities & partners’ capital	$2,311,790	$2,171,504	$323,992	$(2,280,723)	$2,526,563

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$53,291	$10,102	$—	$63,393
Buildings and improvements	—	1,896,379	226,998	—	2,123,377
	—	1,949,670	237,100	—	2,186,770
Less: accumulated depreciation	—	(240,461)	(1,784)	—	(242,245)
Net income producing property	—	1,709,209	235,316	—	1,944,525
Construction in progress and land held for development	—	243,663	76,948	—	320,611
Net real estate	—	1,952,872	312,264	—	2,265,136
Cash and cash equivalents	9,174	196	727	—	10,097
Restricted cash	—	174	—	—	174
Rents and other receivables	—	1,320	68	—	1,388
Deferred rent	—	126,171	691	—	126,862
Lease contracts above market value, net	—	11,352	—	—	11,352
Deferred costs, net	11,288	28,965	96	—	40,349
Investment in affiliates	2,233,148	—	—	(2,233,148)	—
Prepaid expenses and other assets	1,538	27,539	2,631	—	31,708
Total assets	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$20,000	$—	$—	$—	$20,000
Mortgage notes payable	—	144,800	—	—	144,800
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,788	17,782	1,385	—	22,955
Construction costs payable	—	12,326	7,974	—	20,300
Accrued interest payable	2,199	329	—	—	2,528
Distribution payable	14,543	—	—	—	14,543
Lease contracts below market value, net	—	18,313	—	—	18,313
Prepaid rents and other liabilities	49	28,717	292	—	29,058
Total liabilities	590,579	222,267	9,651	—	822,497

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	461,739	—	—	—	461,739
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, $25 liquidation preference, 7,400,000 issued and outstanding at December 31, 2011	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, $25 liquidation preference, 4,050,000 issued and outstanding at December 31, 2011	101,250	—	—	—	101,250
62,252,614 common units issued and outstanding at December 31, 2011	903,917	1,926,322	306,826	(2,233,148)	903,917
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2011	12,663	—	—	—	12,663
Total partners’ capital	1,202,830	1,926,322	306,826	(2,233,148)	1,202,830
Total liabilities & partners’ capital	$2,255,148	$2,148,589	$316,477	$(2,233,148)	$2,487,066

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$214,539	$8,656	$(150)	$223,045
Recoveries from tenants	13,765	99,861	4,953	(13,765)	104,814
Other revenues	—	1,496	3,217	(127)	4,586
Total revenues	13,765	315,896	16,826	(14,042)	332,445
Expenses:
Property operating costs	—	100,811	7,727	(13,892)	94,646
Real estate taxes and insurance	—	10,224	2,465	—	12,689
Depreciation and amortization	117	80,883	8,241	—	89,241
General and administrative	14,531	94	2,399	—	17,024
Other expenses	1,437	3,031	2,601	(150)	6,919
Total expenses	16,085	195,043	23,433	(14,042)	220,519
Operating income (loss)	(2,320)	120,853	(6,607)	—	111,926
Interest income	432	—	—	(264)	168
Interest:
Expense incurred	(47,535)	(420)	(74)	264	(47,765)
Amortization of deferred financing costs	(2,748)	(760)	12	—	(3,496)
Equity in earnings	113,004	—	—	(113,004)	—
Net income (loss)	60,833	119,673	(6,669)	(113,004)	60,833
Preferred unit distributions	(27,053)	—	—	—	(27,053)
Net income (loss) attributable to common units	$33,780	$119,673	$(6,669)	$(113,004)	$33,780

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$154,936	$—	$—	$154,936
Recoveries from tenants	9,724	78,447	—	(9,724)	78,447
Other revenues	—	745	8,413	—	9,158
Total revenues	9,724	234,128	8,413	(9,724)	242,541
Expenses:
Property operating costs	—	76,620	137	(9,724)	67,033
Real estate taxes and insurance	—	5,093	188	—	5,281
Depreciation and amortization	103	62,376	4	—	62,483
General and administrative	12,531	261	1,951	—	14,743
Other expenses	55	110	6,959	—	7,124
Total expenses	12,689	144,460	9,239	(9,724)	156,664
Operating income (loss)	(2,965)	89,668	(826)	—	85,877
Interest income	1,065	9	—	—	1,074
Interest:
Expense incurred	(46,967)	4,938	5,283	—	(36,746)
Amortization of deferred financing costs	(2,294)	(4,403)	200	—	(6,497)
Equity in earnings	94,869	—	—	(94,869)	—
Net income (loss)	43,708	90,212	4,657	(94,869)	43,708
Preferred unit distributions	(3,157)	—	—	—	(3,157)
Net income (loss) attributable to common units	$40,551	$90,212	$4,657	$(94,869)	$40,551

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,869)	$181,093	$1,539	$—	$132,763
Cash flow from investing activities
Investments in real estate – development	(26)	(79,451)	(15,276)	—	(94,753)
Land acquisition costs	—	—	(3,830)	—	(3,830)
Investments in affiliates	69,833	(87,816)	17,983	—	—
Interest capitalized for real estate under development	—	(4,244)	(190)	—	(4,434)
Improvements to real estate	—	(4,172)	(254)	—	(4,426)
Additions to non-real estate property	(19)	(20)	(18)	—	(57)
Net cash provided by (used in) investing activities	69,788	(175,703)	(1,585)	—	(107,500)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Line of credit:
Proceeds	48,000	—	—	—	48,000
Repayments	(50,000)	—	—	—	(50,000)
Repayments of mortgage notes payable	—	(5,200)	—	—	(5,200)
Exercises of stock options	868	—	—	—	868
Payments of financing costs	(2,084)	(25)	—	—	(2,109)
Advances from related parties	—	—	—	—	—
Distributions	(70,331)	—	—	—	(70,331)
Net cash used in financing activities	(10,853)	(5,225)	—	—	(16,078)
Net increase in cash and cash equivalents	9,066	165	(46)	—	9,185
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$18,240	$361	$681	$—	$19,282

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,465)	$160,123	$14,675	$—	$125,333
Cash flow from investing activities
Investments in real estate – development	—	(219,250)	(131,840)	—	(351,090)
Land acquisition costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(221,662)	79,620	142,042	—	—
Interest capitalized for real estate under development	—	(11,685)	(15,339)	—	(27,024)
Improvements to real estate	—	(3,821)	—	—	(3,821)
Additions to non-real estate property	(67)	(229)	(8)	—	(304)
Net cash used in investing activities	(221,729)	(155,365)	(14,652)	—	(391,746)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Line of credit proceeds	20,000	—	—	—	20,000
Mortgage notes payable:
Repayments	—	(5,200)	—	—	(5,200)
Return of escrowed proceeds	—	1,104	—	—	1,104
Exercises of stock options	700	—	—	—	700
Payments of financing costs	(203)	(1,135)	—	—	(1,338)
Distributions	(58,634)	—	—	—	(58,634)
Net cash provided by (used in) financing activities	59,313	(5,231)	—	—	54,082
Net decrease in cash and cash equivalents	(211,881)	(473)	23	—	(212,331)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428
Cash and cash equivalents, ending	$9,174	$196	$727	$—	$10,097

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2010
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(58,779)	$131,315	$4,316	$—	$76,852
Cash flow from investing activities
Investments in real estate – development	—	(180,813)	(84,404)	—	(265,217)
Marketable securities held to maturity
Purchase	(60,000)	—	—	—	(60,000)
Redemption	198,978	—	—	—	198,978
Investments in affiliates	(330,841)	245,446	85,395	—	—
Interest capitalized for real estate under development	—	(19,895)	(5,282)	—	(25,177)
Improvements to real estate	—	(2,985)	—	—	(2,985)
Additions to non-real estate property	(64)	(563)	(3)	—	(630)
Net cash (used in) provided by investing activities	(191,927)	41,190	(4,294)	—	(155,031)
Cash flow from financing activities
Issuance of common units, net of offering costs	305,176	—	—	—	305,176
Issuance of preferred units, net of offering costs	178,620	—	—	—	178,620
Mortgage notes payable:
Lump sum payoffs	—	(196,500)	—	—	(196,500)
Repayments	—	(2,000)	—	—	(2,000)
Return of escrowed proceeds	—	8,896	—	—	8,896
Exercises of stock options	820	—	—	—	820
Payments of financing costs	(2,931)	(19)	—	—	(2,950)
Distributions	(25,043)	—	—	—	(25,043)
Net cash provided by (used in) financing activities	456,642	(189,623)	—	—	267,019
Net decrease in cash and cash equivalents	205,936	(17,118)	22	—	188,840
Cash and cash equivalents, beginning	15,119	17,787	682	—	33,588
Cash and cash equivalents, ending	$221,055	$669	$704	$—	$222,428

18. Subsequent Events

During the period from January 1, 2013 through February 20, 2013, OP unitholders redeemed a total of 2,850,000 OP units in exchange for an equal number of shares of DFT’s common stock.
During the period from January 1, 2013 through February 20, 2013, the Company repurchased 952,613 shares of its common stock totaling $22.3 million. All shares were retired immediately.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(in thousands)

	Encum-brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2012			Accumulated Depreciation at December 31, 2012	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$—	$1,917	$2,500	$159,017	$161,517	$(36,476)	2005	2001
ACC3 (1)	—	1,071	—	—	95,470	1,071	95,470	96,541	(22,510)	2006	2001
ACC4 (1)	—	6,600	506,081	—	31,950	6,600	538,031	544,631	(99,307)	2007	2006
ACC5 (1) (2)	139,600	6,443	43	—	297,700	6,443	297,743	304,186	(29,112)	2009-2010	2007
ACC6 Phase I (1) (2)	—	2,759	113,474	—	982	2,759	114,456	117,215	(5,258)	2009-2011	2007
CH1 (1)	—	22,450	238,746	1,161	119,634	23,611	358,380	381,991	(32,903)	2007-2008	2007
NJ1 Phase I (1)	—	4,311	191,649	—	19,759	4,311	211,408	215,719	(14,845)	2008-2010	2007
SC1 Phase I	—	10,102	—	—	220,013	10,102	220,013	230,115	(8,963)	2008-2011	2007
VA3 (1)	—	9,000	172,881	—	3,216	9,000	176,097	185,097	(43,971)	2003-2004	2003
VA4 (1)	—	6,800	140,575	—	4,309	6,800	144,884	151,684	(32,395)	2005	2005
Subtotal	139,600	72,036	1,520,549	1,161	794,950	73,197	2,315,499	2,388,696	(325,740)

Development Properties
ACC6 Phase II (1) (2)	—	2,759	95,060	—	—	2,759	95,060	97,819	—		2007
SC1 Phase II	—	10,099	51,570	—	—	10,099	51,570	61,669	—		2007
NJ1 Phase II (1)	—	4,318	34,894	—	—	4,318	34,894	39,212	—		2007
ACC7	—	9,750	993	—	—	9,750	993	10,743	—		2011
ACC8	—	3,655	3	—	—	3,655	3	3,658	—		2007
SC2	—	5,833	—	—	—	5,833	—	5,833	—		2007
Subtotal	—	36,414	182,520	—	—	36,414	182,520	218,934	—

Grand Total	$139,600	$108,450	$1,703,069	$1,161	$794,950	$109,611	$2,498,019	$2,607,630	$(325,740)

(1) The subsidiaries that own these data centers are guarantors of the Company's Unsecured Notes and Unsecured Credit Facility.
(2) The subsidiary that owns this data center is encumbered by the Company's ACC5 Term Loan.
(3) The aggregate gross cost of the Company's properties for federal income tax purposes was $1,899 million (unaudited) as of December 31, 2012.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(in thousands)

	2012	2011	2010
Real estate assets
Balance, beginning of period	$2,507,381	$2,167,172	$1,812,769
Additions - property acquisitions	3,830	9,507	—
Additions - improvements	96,419	330,702	354,403
Balance, end of period	$2,607,630	$2,507,381	$2,167,172

Accumulated depreciation
Balance, beginning of period	$242,245	$172,537	$115,225
Additions - depreciation	83,495	69,708	57,312
Balance, end of period	$325,740	$242,245	$172,537

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures with Respect to DFT
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of DFT's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT's principal executive officer and principal financial officer concluded as of the Evaluation Date that DFT's disclosure controls and procedures were effective such that the information relating to DFT, including DFT's consolidated subsidiaries, required to be disclosed in DFT's Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT's management, including DFT's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in DFT's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DFT's most recently completed fiscal quarter. Based on that evaluation, DFT's principal executive officer and principal financial officer concluded that there has not been any change in DFT's internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, DFT's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
DFT's management is responsible for establishing and maintaining adequate internal control over financial reporting. DFT's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. DFT's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
DFT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of DFT's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, DFT's independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.
Controls and Procedures with respect to the Operating Partnership
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, DFT's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Operating Partnership's disclosure controls and procedures were effective such that the information relating to the Operating Partnership, including the Operating Partnership's consolidated subsidiaries, required to be disclosed in the Operating Partnership's SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to DFT's management, including DFT's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of DFT's management, including DFT's principal executive officer and principal financial officer, DFT conducted an evaluation of any changes in the Operating Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Operating Partnership's most recently completed fiscal quarter. Based on that evaluation, DFT's principal executive officer and principal financial officer concluded that there has not been any change in the Operating Partnership's internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
DFT's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Operating Partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DFT's management assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by DFT's management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the Operating Partnership's independent registered public accounting firm, as stated in their report which appears on page 55 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company's Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2012 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the Company's Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This information is incorporated by reference from the Company's Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule III-Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
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

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.5.1 through 10.9.3 and 10.12.1 through 10.21.4.

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.3.1
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.3.2
Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

3.3
Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.'s Security Holders:

4.1
Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2
Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3
Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4
Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748)).

(10)	Material Contracts:

10.1.1
Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1.2 of the Registrant's Annual Report on Form 10-K, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3
Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4
Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5
Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

10.2.1
Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2
Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3
Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4
Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5
Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6
Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7
Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8
Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9
Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10
Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11
Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1
Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748)).

10.3.2
Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748)).

10.3.3
First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2010 (Registration No. 001-33748)).

10.3.4
Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.3.5
Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748)).

10.4.1
Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.4.2
Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.4.3
First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.4.4
Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 26, 2012 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.5.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.5.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.5.3*	Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont.*

10.5.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.6.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.6.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.7.1
Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.7.2
First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.7.3
Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)).

10.7.4
Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.7.5*	Fourth Amendment to Employment Agreement, dated December 31, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel.*

10.8.1
Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.8.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.8.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr.*

10.9.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.9.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.9.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster.*

10.10
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.11
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.12.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.12.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.12.3
Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.12.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.13.1
2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748)).

10.13.2
Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).

10.14
2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748)).

10.15.1
2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.15.2
Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 14, 2011 (Registration No. 001-33748)).

10.16
2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.17
2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748)).

10.18
2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748)).

10.19
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.20
2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.1
2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.2
Form of Restricted Stock Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.3
Form of Stock Option Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.4
Form of Performance Stock Unit Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	February 21, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	February 21, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont	Chairman of the Board of Directors	February 21, 2013
Lammot J. du Pont

/s/ Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013
Hossein Fateh

/s/ Mark L. Wetzel	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2013
Mark L. Wetzel

/s/ Jeffrey H. Foster	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2013
Jeffrey H. Foster

/s/ Michael A. Coke	Director	February 21, 2013
Michael A. Coke

/s/ Thomas D. Eckert	Director	February 21, 2013
Thomas D. Eckert

/s/ Jonathan G. Heiliger	Director	February 21, 2013
Jonathan G. Heiliger

/s/ Frederic V. Malek	Director	February 21, 2013
Frederic V. Malek

/s/ John T. Roberts	Director	February 21, 2013
John T. Roberts

/s/ John H. Toole	Director	February 21, 2013
John H. Toole

Exhibit Index

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

3.3.1
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

3.3.2
Articles Supplementary establishing additional shares of DuPont Fabros Technology, Inc.'s 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

3.3
Second Amended and Restated Bylaws of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

(4)	Instruments Defining the Rights of DuPont Fabros Technology, Inc.'s Security Holders:

4.1
Form of Common Share Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

4.2
Form of stock certificate evidencing the 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on October 18, 2010 (Registration No. 333-33748)).

4.3
Form of stock certificate evidencing the 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form 8-A, filed by the Registrant on March 11, 2011 (Registration No. 001-33748)).

4.4
Indenture, dated December 16, 2009, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 18, 2009 (Registration No. 001-33748)).

(10)	Material Contracts:

10.1.1
Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

10.1.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1.2 of the Registrant's Annual Report on Form 10-K, filed by the Registrant on February 24, 2011 (Registration No. 001-33748)).

10.1.3
Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 19, 2010 (Registration No. 001-33748)).

10.1.4
Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 9, 2011 (Registration No. 001-33748)).

10.1.5
Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 20, 2012 (Registration No. 001-33748)).

10.2.1
Agreement and Plan of Merger, Safari Ventures LLC dated as of August 9, 2007 by and among Safari Ventures LLC, DuPont Fabros Technology, Inc., DuPont Fabros Technology L.P. and Safari Interests LLC (Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.2
Agreement and Plan of Merger, Meerkat Interests LLC dated as of August 9, 2007 by and among Meerkat Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.3
Agreement and Plan of Merger, Lemur Ventures LLC dated as of August 9, 2007 by and among Lemur Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.4
Agreement and Plan of Merger, Rhino Interests LLC dated as of August 9, 2007 by and among Rhino Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.5
Agreement and Plan of Merger, Quill Ventures LLC dated as of August 9, 2007 by and among Quill Ventures LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.6
Agreement and Plan of Merger, Grizzly Interests LLC dated as of August 9, 2007 by and among Grizzly Interests LLC, DuPont Fabros Technology, Inc. and DuPont Fabros Technology L.P. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.7
Contribution Agreement, DuPont Fabros Development LLC dated as of August 9, 2007 by and between DuPont Fabros Development LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.8
Contribution Agreement, DFD Technical Services LLC dated as of August 9, 2007 by and between DFD Technical Services LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.9
Contribution Agreement, Xeres Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.10
Contribution Agreement, Whale Holdings LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.2.11
Contribution Agreement, Yak Management LLC dated as of August 9, 2007 by and among Panda Interests LLC, Mercer Interests LLC and DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on September 18, 2007 (Registration No. 333-145294)).

10.3.1
Credit Agreement, dated as of December 2, 2009, by and among Fox Properties LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, TD Bank, National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748)).

10.3.2
Guaranty, dated as of December 2, 2009, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 4, 2009 (Registration No. 001-33748)).

10.3.3
First Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2010 (Registration No. 001-33748)).

10.3.4
Second Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and the other lending institutions that are parties thereto (or that may become party thereto), and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 1, 2010 (Registration No. 001-33748)).

10.3.5
Third Amendment to $150 million term loan facility with TD Bank, National Association, as a Lender and Agent, and other lending institutions that are parties thereto (or may become a party thereto) (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 3, 2011 (Registration No. 001-33748)).

10.4.1
Credit Agreement, dated as of May 6, 2010, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.4.2
Guaranty, dated as of May 6, 2010, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Quill Equity LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 11, 2010 (Registration No. 001-33748)).

10.4.3
First Amendment to Credit Agreement, dated as of February 4, 2011, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 9, 2011 (Registration No. 001-33748)).

10.4.4
Second Amendment to Credit Agreement, dated as of March 21, 2012, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 26, 2012 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.5.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.5.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.5.3*	Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont.*

10.5.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.6.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.6.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.7.1
Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.7.2
First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.7.3
Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)).

10.7.4
Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.7.5*	Fourth Amendment to Employment Agreement, dated December 31, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel.*

10.8.1
Severance Agreement by and between Richard A. Montfort, Jr. and DuPont Fabros Technology, Inc. March 13, 2009 (Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.8.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.8.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr.*

10.9.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.9.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.9.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster.*

10.10
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.11
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.12.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.12.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.12.3
Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.12.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.12.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.13.1
2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748)).

10.13.2
Modification to 2009 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 15, 2010 (Registration No. 001-33748).

10.14
2009 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K/A, filed by the Registrant on May 22, 2009 (Registration No. 001-33748)).

10.15.1
2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.15.2
Modification to 2010 Short-Term Incentive Compensation Plan (Incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K, filed by the Registrant on January 14, 2011 (Registration No. 001-33748)).

10.16
2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 3, 2010 (Registration No. 001-33748)).

10.17
2011 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748)).

10.18
2011 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 1, 2011) (Registration No. 001-33748)).

10.19
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.20
2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.1
2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.2
Form of Restricted Stock Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.3
Form of Stock Option Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21.4
Form of Performance Stock Unit Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.*

* Filed herewith.