Form 10-Q
period 2013-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2013-05-07
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	64,644,294

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2013, DFT owned 80.2% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,412,485	2,315,499
	2,488,441	2,388,696
Less: accumulated depreciation	(347,482)	(325,740)
Net income producing property	2,140,959	2,062,956
Construction in progress and land held for development	123,175	218,934
Net real estate	2,264,134	2,281,890
Cash and cash equivalents	17,670	23,578
Rents and other receivables, net	11,949	3,840
Deferred rent, net	147,724	144,829
Lease contracts above market value, net	9,980	10,255
Deferred costs, net	33,934	35,670
Prepaid expenses and other assets	39,528	30,797
Total assets	$2,524,919	$2,530,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$60,000	$18,000
Mortgage notes payable	115,000	139,600
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	29,761	22,280
Construction costs payable	2,609	6,334
Accrued interest payable	14,047	2,601
Dividend and distribution payable	21,868	22,177
Lease contracts below market value, net	13,149	14,022
Prepaid rents and other liabilities	41,289	35,524
Total liabilities	847,723	810,538
Redeemable noncontrolling interests – operating partnership	386,786	453,889
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at March 31, 2013 and December 31, 2012	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 64,645,117 shares issued and outstanding at March 31, 2013 and 63,340,929 shares issued and outstanding at December 31, 2012	65	63
Additional paid in capital	939,095	915,119
Retained earnings	—	—
Total stockholders’ equity	1,290,410	1,266,432
Total liabilities and stockholders’ equity	$2,524,919	$2,530,859
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2013	2012
Revenues:
Base rent	$60,483	$53,170
Recoveries from tenants	26,339	24,086
Other revenues	937	1,126
Total revenues	87,759	78,382
Expenses:
Property operating costs	23,512	22,363
Real estate taxes and insurance	3,641	2,171
Depreciation and amortization	23,039	21,870
General and administrative	4,550	5,236
Other expenses	772	668
Total expenses	55,514	52,308
Operating income	32,245	26,074
Interest income	37	34
Interest:
Expense incurred	(12,937)	(11,863)
Amortization of deferred financing costs	(2,618)	(887)
Net income	16,727	13,358
Net income attributable to redeemable noncontrolling interests – operating partnership	(1,973)	(1,570)
Net income attributable to controlling interests	14,754	11,788
Preferred stock dividends	(6,811)	(6,619)
Net income attributable to common shares	$7,943	$5,169
Earnings per share – basic:
Net income attributable to common shares	$0.12	$0.08
Weighted average common shares outstanding	65,089,972	62,568,547
Earnings per share – diluted:
Net income attributable to common shares	$0.12	$0.08
Weighted average common shares outstanding	65,928,717	63,548,098
Dividends declared per common share	$0.20	$0.12
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					14,754	14,754
Dividends declared on common stock				(4,986)	(7,943)	(12,929)
Dividends earned on preferred stock					(6,811)	(6,811)
Redemption of operating partnership units		2,850,000	3	68,897		68,900
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		136,924	—	—		—
Retirement and forfeiture of stock awards		(50,063)	—	(1,117)		(1,117)
Amortization of deferred compensation costs				1,984		1,984
Adjustments to redeemable noncontrolling interests – operating partnership				(3,011)		(3,011)
Balance at March 31, 2013	$351,250	64,645,117	$65	$939,095	$—	$1,290,410
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Cash flow from operating activities
Net income	$16,727	$13,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,039	21,870
Straight line rent, net of reserve	(4,607)	(5,023)
Amortization of deferred financing costs	918	887
Write-off of deferred financing costs	1,700	—
Amortization of lease contracts above and below market value	(598)	(979)
Compensation paid with Company common shares	1,903	2,034
Changes in operating assets and liabilities
Rents and other receivables	(6,360)	(3,129)
Deferred costs	(119)	(175)
Prepaid expenses and other assets	(7,173)	(3,329)
Accounts payable and accrued liabilities	6,299	727
Accrued interest payable	11,446	11,658
Prepaid rents and other liabilities	4,637	2,294
Net cash provided by operating activities	47,812	40,193
Cash flow from investing activities
Investments in real estate – development	(7,340)	(22,410)
Interest capitalized for real estate under development	(210)	(1,155)
Improvements to real estate	(809)	(179)
Additions to non-real estate property	(18)	(54)
Net cash used in investing activities	(8,377)	(23,798)
Cash flow from financing activities
Issuance of preferred stock, net of offering costs	—	62,696
Line of credit:
Proceeds	62,000	15,000
Repayments	(20,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(1,300)
Exercises of stock options	—	429
Payments of financing costs	(1,715)	(2,015)
Common stock repurchases	(37,792)	—
Dividends and distributions:
Common shares	(12,668)	(7,550)
Preferred shares	(6,811)	(5,572)
Redeemable noncontrolling interests – operating partnership	(3,757)	(2,287)
Net cash (used in) provided by financing activities	(45,343)	24,401

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Three months ended March 31,
	2013	2012
Net increase (decrease) in cash and cash equivalents	(5,908)	40,796
Cash and cash equivalents, beginning	23,578	14,402
Cash and cash equivalents, ending	$17,670	$55,198
Supplemental information:
Cash paid for interest	$1,700	$1,361
Deferred financing costs capitalized for real estate under development	$15	$76
Construction costs payable capitalized for real estate under development	$2,609	$7,299
Redemption of operating partnership units	$68,900	$2,400
Adjustments to redeemable noncontrolling interests - operating partnership	$3,011	$5,107
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,412,485	2,315,499
	2,488,441	2,388,696
Less: accumulated depreciation	(347,482)	(325,740)
Net income producing property	2,140,959	2,062,956
Construction in progress and land held for development	123,175	218,934
Net real estate	2,264,134	2,281,890
Cash and cash equivalents	13,374	19,282
Restricted cash	—	—
Rents and other receivables, net	11,949	3,840
Deferred rent, net	147,724	144,829
Lease contracts above market value, net	9,980	10,255
Deferred costs, net	33,934	35,670
Prepaid expenses and other assets	39,528	30,797
Total assets	$2,520,623	$2,526,563
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$18,000
Mortgage notes payable	115,000	139,600
Unsecured notes payable	550,000	550,000
Accounts payable and accrued liabilities	29,761	22,280
Construction costs payable	2,609	6,334
Accrued interest payable	14,047	2,601
Dividend and distribution payable	21,868	22,177
Lease contracts below market value, net	13,149	14,022
Prepaid rents and other liabilities	41,289	35,524
Total liabilities	847,723	810,538
Redeemable partnership units	386,786	453,889
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2013 and December 31, 2012	166,250	166,250
Common units, 63,982,744 issued and outstanding at March 31, 2013 and 62,678,556 issued and outstanding at December 31, 2012	925,285	901,361
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2013 and December 31, 2012	9,579	9,525
Total partners’ capital	1,286,114	1,262,136
Total liabilities and partners’ capital	$2,520,623	$2,526,563
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2013	2012
Revenues:
Base rent	$60,483	$53,170
Recoveries from tenants	26,339	24,086
Other revenues	937	1,126
Total revenues	87,759	78,382
Expenses:
Property operating costs	23,512	22,363
Real estate taxes and insurance	3,641	2,171
Depreciation and amortization	23,039	21,870
General and administrative	4,550	5,236
Other expenses	772	668
Total expenses	55,514	52,308
Operating income	32,245	26,074
Interest income	37	34
Interest:
Expense incurred	(12,937)	(11,863)
Amortization of deferred financing costs	(2,618)	(887)
Net income	16,727	13,358
Preferred unit distributions	(6,811)	(6,619)
Net income attributable to common units	$9,916	$6,739
Earnings per unit – basic:
Net income attributable to common units	$0.12	$0.08
Weighted average common units outstanding	81,257,611	81,573,944
Earnings per unit – diluted:
Net income attributable to common units	$0.12	$0.08
Weighted average common units outstanding	82,096,356	82,553,495
Distributions declared per unit	$0.20	$0.12
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			16,556		171	16,727
Common unit distributions			(15,984)		(132)	(16,116)
Preferred unit distributions			(6,741)		(70)	(6,811)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,850,000	68,900			68,900
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		136,924	—			—
Retirement and forfeiture of OP units		(50,063)	(1,117)			(1,117)
Amortization of deferred compensation costs			1,984			1,984
Adjustments to redeemable partnership units			(1,882)		85	(1,797)
Balance at March 31, 2013	$351,250	63,982,744	$925,285	662,373	$9,579	$1,286,114
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Cash flow from operating activities
Net income	$16,727	$13,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,039	21,870
Straight line rent, net of reserve	(4,607)	(5,023)
Amortization of deferred financing costs	918	887
Write-off of deferred financing costs	1,700	—
Amortization of lease contracts above and below market value	(598)	(979)
Compensation paid with Company common shares	1,903	2,034
Changes in operating assets and liabilities
Rents and other receivables	(6,360)	(3,129)
Deferred costs	(119)	(175)
Prepaid expenses and other assets	(7,173)	(3,329)
Accounts payable and accrued liabilities	6,299	736
Accrued interest payable	11,446	11,658
Prepaid rents and other liabilities	4,637	2,294
Net cash provided by operating activities	47,812	40,202
Cash flow from investing activities
Investments in real estate – development	(7,340)	(22,410)
Interest capitalized for real estate under development	(210)	(1,155)
Improvements to real estate	(809)	(179)
Additions to non-real estate property	(18)	(54)
Net cash used in investing activities	(8,377)	(23,798)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	—	62,696
Line of credit:
Proceeds	62,000	15,000
Repayments	(20,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(1,300)
Issuance of OP units for common stock option exercises	—	429
Payments of financing costs	(1,715)	(2,015)
OP unit repurchases	(37,792)	—
Distributions	(23,236)	(15,409)
Net cash (used in) provided by financing activities	(45,343)	24,401

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Three months ended March 31,
	2013	2012
Net increase (decrease) in cash and cash equivalents	(5,908)	40,805
Cash and cash equivalents, beginning	19,282	10,097
Cash and cash equivalents, ending	$13,374	$50,902
Supplemental information:
Cash paid for interest	$1,700	$1,361
Deferred financing costs capitalized for real estate under development	$15	$76
Construction costs payable capitalized for real estate under development	$2,609	$7,299
Redemption of operating partnership units	$68,900	$2,400
Adjustments to redeemable partnership units	$1,797	$4,392
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of March 31, 2013, owned 80.2% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of March 31, 2013, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	two data center projects available for future development – the second phases of NJ1 and SC1; and

•	land that may be used to develop three additional data centers – referred to as ACC7, ACC8 and SC2.

ACC6 Phase II was placed into service on January 1, 2013.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-

operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $22.0 million and $20.7 million for the three months ended March 31, 2013 and 2012, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.
Deferred Costs
Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In March 2013, the Company paid off the $138.3 million balance of the ACC5 Term Loan that resulted in a write-off of $1.7 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Financing costs	$20,266	$23,082
Accumulated amortization	(8,633)	(10,531)
Financing costs, net	$11,633	$12,551

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of deferred leasing costs totaled $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. Balances, net of accumulated amortization, at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Leasing costs	$46,799	$46,719
Accumulated amortization	(24,498)	(23,600)
Leasing costs, net	$22,301	$23,119
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2013 and December 31, 2012, the fuel inventory was $2.9 million and $3.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(13,120)	(12,845)
Lease contracts above market value, net	$9,980	$10,255

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(26,226)	(25,353)
Lease contracts below market value, net	$13,149	$14,022

The Company’s policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. As of March 31, 2013 and December 31, 2012, the Company had a reserve against rents and other receivables of $1.2 million and $0.9 million, respectively. The Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying balance sheets. As of March 31, 2013 and December 31, 2012, the Company had a reserve against deferred rent of $2.1 million.

The reserves described above were set up for one tenant that restructured its lease obligations with the Company. Under this restructuring, this tenant's outstanding accounts receivable and deferred rent receivable related to the returned space was converted into a note receivable, the terms of which require the payment of principal and interest over the next four years. Principal payments on the note begin on September 30, 2013 and are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this tenant has the right to defer up to two-thirds of base rent due over the next 18 months at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the note. The tenant elected to defer February and March rent. The note balance as of March 31, 2013 was approximately $5 million.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	1,973
Distributions declared	—	(3,187)
Redemption of operating partnership units	(2,850,000)	(68,900)
Adjustments to redeemable noncontrolling interests – operating partnership	—	3,011
Balance at March 31, 2013	15,936,806	$386,786

The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(2,850,000)	(68,900)
Adjustments to redeemable partnership units	—	1,797
Balance at March 31, 2013	15,936,806	$386,786
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012
Net income attributable to controlling interests	$14,754	$11,788
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	65,889	(2,707)
	$80,643	$9,081

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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets
The following is a summary of properties owned by the Company at March 31, 2013 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,017	$—	$161,517
ACC3	Ashburn, VA	1,071	95,505	—	96,576
ACC4	Ashburn, VA	6,600	538,031	—	544,631
ACC5	Ashburn, VA	6,443	297,705	—	304,148
ACC6	Ashburn, VA	5,518	212,956	—	218,474
VA3	Reston, VA	9,000	176,098	—	185,098
VA4	Bristow, VA	6,800	146,005	—	152,805
CH1	Elk Grove Village, IL	23,611	358,544	—	382,155
NJ1 Phase I	Piscataway, NJ	4,311	208,611	—	212,922
SC1 Phase I	Santa Clara, CA	10,102	220,013	—	230,115
		75,956	2,412,485	—	2,488,441
Construction in progress and land held for development	(1)	—	—	123,175	123,175
		$75,956	$2,412,485	$123,175	$2,611,616

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of March 31, 2013 and December 31, 2012
($ in thousands)

	March 31, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	16%	2.1%	5.0	$139,600
Unsecured	610,000	84%	7.9%	3.9	568,000
Total	$725,000	100%	6.9%	4.1	$707,600
Fixed Rate Debt:
Unsecured Notes	$550,000	76%	8.5%	4.0	$550,000
Fixed Rate Debt	550,000	76%	8.5%	4.0	550,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	8%	2.1%	3.0	18,000
ACC3 Term Loan	115,000	16%	2.1%	5.0	—
ACC5 Term Loan	—	—%	—%	—	139,600
Floating Rate Debt	175,000	24%	2.1%	4.3	157,600
Total	$725,000	100%	6.9%	4.1	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $0.2 million during the three months ended March 31, 2013.

Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) the greater of (a) the base rate, which is the greater of KeyBank National Association's prime rate and 0.5% above the Federal Reserve Bank of Cleveland's rate, plus in each case 0.85%, and (b) the 30-day LIBOR plus 1.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
The ACC3 Term Loan imposes financial maintenance covenants relating to, among other things, the following matters:

•	consolidated total indebtedness of the Operating Partnership not exceeding 60% of gross asset value of the Operating Partnership;

•	fixed charge coverage ratio of the Operating Partnership being not less than 1.70 to 1.00;

•
tangible net worth of the Operating Partnership being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries; and

•	debt service coverage ratio of the borrower not less than 1.50 to 1.00.
The Company was in compliance with all of the covenants under the loan as of March 31, 2013.
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
The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and ACC8 parcels of land, and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.
The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2013.

Unsecured Credit Facility
The Company's unsecured revolving credit facility provides for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of March 31, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event that the Company's Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit. In addition, the Company has the option to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of March 31, 2013, no letters of credit were outstanding under the facility. As of the date of this report, $70.0 million was outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2013.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, the Company paid off the $138.3 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
A summary of the Company’s debt maturity schedule as of March 31, 2013 is as follows:
Debt Maturity as of March 31, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$—		$—	—%	—%
2014	—		—		—	—%	—%
2015	125,000	(1)	—		125,000	17.2%	8.5%
2016	125,000	(1)	63,750	(2)(3)	188,750	26.0%	6.3%
2017	300,000	(1)	8,750	(3)	308,750	42.7%	8.3%
2018	—		102,500	(3)	102,500	14.1%	2.1%
Total	$550,000		$175,000		$725,000	100%	6.9%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

5. Commitments and Contingencies
The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.
Concurrent with DFT’s October 2007 initial public offering, the Company entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if the Company disposes of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, the Company will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2013 without triggering the tax protection provisions is approximately 60% of the initial built in gain of $667 million (unaudited) or $400 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. If, as of January 1, 2013, the tax protection provisions were triggered, the Company could be liable for protection on the taxes related to approximately up to $267 million (unaudited) of built-in gain. Additionally, the Company must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of March 31, 2013 and December 31, 2012 was $386.8 million and $453.9 million, respectively, based on the closing share price of DFT’s common stock of $24.27 and $24.16, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2013, OP unitholders redeemed a total of 2,850,000 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2013, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.
Series B Preferred Stock
In March 2011 and January 2012, DFT issued an aggregate of 6,650,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) for $166.3 million in underwritten public offerings. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2013, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the three months ended March 31, 2013:

•
DFT issued an aggregate of 136,924 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 2,850,000 OP units in exchange for an equal number of shares of DFT’s common stock.
In 2013, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.20 per share payable to shareholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of the Company's common shares. Repurchases must be made by November 19, 2013. During the three months ended March 31, 2013, the Company repurchased 1,632,673 shares of its common stock totaling $37.8 million. All repurchased shares were retired immediately.

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
As of March 31, 2013, 1,608,531 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,691,469.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	297,919	$22.31
Granted	136,924	$22.74
Vested	(156,031)	$21.65
Forfeited	(2,138)	$22.75
Unvested balance at March 31, 2013	276,674	$22.89
During the three months ended March 31, 2013, the Company issued 136,924 shares of restricted stock, which had an aggregate value of $3.1 million on the respective grant dates. This amount will be amortized to expense over a three year vesting period. Also during the three months ended March 31, 2013, 156,031 shares of restricted stock vested at a value of $3.6 million on the vesting date.
As of March 31, 2013, total unearned compensation on restricted stock was $6.0 million, and the weighted average vesting period was 1.6 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.
A summary of the Company’s stock option activity under the applicable equity incentive plan for the three months ended March 31, 2013 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	—	$—
Forfeited	—	$—
Under option, March 31, 2013	2,450,995	$16.31

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of March 31, 2013	2,450,995	$4.2	million	1.5 years	7.5 years
The following table sets forth the number of unvested options as of March 31, 2013 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	—	$—
Unvested balance at March 31, 2013	784,724	$5.71
The following tables sets forth the number of exercisable options as of March 31, 2013 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	—	$—
Options Exercisable at March 31, 2013	1,666,271	$4.44

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2013	1,666,271	$18.4	million	$13.20	6.8 years
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the three months ended March 31, 2013.

Assumption
Number of options granted	374,214
Exercise price	$22.62
Expected term (in years)	5
Expected volatility	34%
Expected annual dividend	4%
Risk-free rate	0.83%
Fair value at date of grant	$1.8 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with the Company on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the three months ended March 31, 2013.

Assumption
Number of performance units granted	60,468
Expected volatility	33%
Expected annual dividend	4%
Risk-free rate	0.40%
Performance unit fair value at date of grant	$25.59
Total grant fair value at date of grant	$1.5 million
Maximum value of grant on vesting date based on closing price of the Company's stock at the date of grant	$4.1 million

As of March 31, 2013, total unearned compensation on outstanding performance units was $2.6 million.

10. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2013	2012
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,089,972	62,568,547
Effect of dilutive securities	838,745	979,551
Weighted average common shares – diluted	65,928,717	63,548,098
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$7,943	$5,169
Net income allocated to unvested restricted shares	(55)	(20)
Net income attributable to common shares, adjusted	7,888	5,149
Weighted average common shares – basic	65,089,972	62,568,547
Earnings per common share – basic	$0.12	$0.08
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$7,943	$5,169
Adjustments to redeemable noncontrolling interests	21	19
Adjusted net income available to common shares	7,964	5,188
Weighted average common shares – diluted	65,928,717	63,548,098
Earnings per common share – diluted	$0.12	$0.08
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2013	2012
Stock Options	1.1	1.1
Performance Units	0.1	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended March 31,
	2013	2012
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,257,611	81,573,944
Effect of dilutive securities	838,745	979,551
Weighted average common units – diluted	82,096,356	82,553,495
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2013	2012
Stock Options	1.1	1.1
Performance Units	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2013:

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

•
Debt: As of March 31, 2013, the combined balance of the Company’s Unsecured Notes and mortgage notes payable was $725.0 million with a fair value of $774.3 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data is for the Line of Credit and is based on discounted cash flows using a one-month LIBOR swap rate of 0.45% as of March 31, 2013 plus a 1.85% spread that is consistent with current market conditions. The ACC3 loan was valued at book value as it was issued on March 27, 2013.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On December 16, 2009, the Operating Partnership issued the Unsecured Notes (See Note 4). The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land, but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and ACC8 parcels of land, and the TRS. The following consolidating financial information sets forth the financial position as of March 31, 2013 and December 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.
During the three months ended March 31, 2013, the company elected to add the subsidiary that owns the SC1 data center facility and SC2 parcels of land as a guarantor of the Unsecured Notes and Unsecured Credit Facility. Also during the three months ended March 31, 2013, in conjunction with the closing of the ACC3 Term Loan, the subsidiary that owns the Company's ACC3 data center facility was removed as a guarantor of the Unsecured Notes and Unsecured Credit Facility. These changes have been reflected in both the current and prior periods of the following consolidating financial information for comparability purposes.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,310,062	102,423	—	2,412,485
	—	2,384,947	103,494	—	2,488,441
Less: accumulated depreciation	—	(323,690)	(23,792)	—	(347,482)
Net income producing property	—	2,061,257	79,702	—	2,140,959
Construction in progress and land held for development	—	106,680	16,495	—	123,175
Net real estate	—	2,167,937	96,197	—	2,264,134
Cash and cash equivalents	11,863	911	600	—	13,374
Rents and other receivables	3,566	1,859	6,524	—	11,949
Deferred rent	—	139,570	8,154	—	147,724
Lease contracts above market value, net	—	9,980	—	—	9,980
Deferred costs, net	9,980	17,772	6,182	—	33,934
Investment in affiliates	2,293,127	—	—	(2,293,127)	—
Prepaid expenses and other assets	2,302	31,880	5,346	—	39,528
Total assets	$2,320,838	$2,369,909	$123,003	$(2,293,127)	$2,520,623

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	2,010	18,624	9,127	—	29,761
Construction costs payable	—	2,077	532	—	2,609
Accrued interest payable	14,008	—	39	—	14,047
Distribution payable	21,868	—	—	—	21,868
Lease contracts below market value, net	—	13,149	—	—	13,149
Prepaid rents and other liabilities	52	35,440	5,797	—	41,289
Total liabilities	647,938	69,290	130,495	—	847,723

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	386,786	—	—	—	386,786
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2013	166,250	—	—	—	166,250
Common units, 63,982,744 issued and outstanding at March 31, 2013	925,285	2,300,619	(7,492)	(2,293,127)	925,285
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2013	9,579	—	—	—	9,579
Total partners’ capital	1,286,114	2,300,619	(7,492)	(2,293,127)	1,286,114
Total liabilities & partners’ capital	$2,320,838	$2,369,909	$123,003	$(2,293,127)	$2,520,623

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$72,126	$1,071	$—	$73,197
Buildings and improvements	—	2,210,314	105,185	—	2,315,499
	—	2,282,440	106,256	—	2,388,696
Less: accumulated depreciation	—	(302,745)	(22,995)	—	(325,740)
Net income producing property	—	1,979,695	83,261	—	2,062,956
Construction in progress and land held for development	—	204,533	14,401	—	218,934
Net real estate	—	2,184,228	97,662	—	2,281,890
Cash and cash equivalents	18,240	361	681	—	19,282
Rents and other receivables	15	2,729	1,096	—	3,840
Deferred rent	—	135,937	8,892	—	144,829
Lease contracts above market value, net	—	10,255	—	—	10,255
Deferred costs, net	10,711	20,442	4,517	—	35,670
Investment in affiliates	2,280,723	—	—	(2,280,723)	—
Prepaid expenses and other assets	2,101	26,877	1,819	—	30,797
Total assets	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$—	$—	$—	$18,000
Mortgage notes payable	—	139,600	—	—	139,600
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,240	16,312	2,728	—	22,280
Construction costs payable	5	6,100	229	—	6,334
Accrued interest payable	2,290	311	—	—	2,601
Distribution payable	22,177	—	—	—	22,177
Lease contracts below market value, net	—	14,022	—	—	14,022
Prepaid rents and other liabilities	53	32,478	2,993	—	35,524
Total liabilities	595,765	208,823	5,950	—	810,538

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Redeemable partnership units	453,889	—	—	—	453,889
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2012	166,250	—	—	—	166,250
Common units, 62,678,556 issued and outstanding at December 31, 2012	901,361	2,172,006	108,717	(2,280,723)	901,361
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2012	9,525	—	—	—	9,525
Total partners’ capital	1,262,136	2,172,006	108,717	(2,280,723)	1,262,136
Total liabilities & partners’ capital	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$56,541	$3,980	$(38)	$60,483
Recoveries from tenants	3,649	23,966	2,373	(3,649)	26,339
Other revenues	—	412	548	(23)	937
Total revenues	3,649	80,919	6,901	(3,710)	87,759
Expenses:
Property operating costs	—	24,900	2,284	(3,672)	23,512
Real estate taxes and insurance	—	3,530	111	—	3,641
Depreciation and amortization	26	22,009	1,004	—	23,039
General and administrative	4,252	31	267	—	4,550
Other expenses	90	296	424	(38)	772
Total expenses	4,368	50,766	4,090	(3,710)	55,514
Operating income	(719)	30,153	2,811	—	32,245
Interest income	(248)	20	—	265	37
Interest:
Expense incurred	(12,059)	(1,042)	429	(265)	(12,937)
Amortization of deferred financing costs	(682)	(1,946)	10	—	(2,618)
Equity in earnings	30,435	—	—	(30,435)	—
Net income	16,727	27,185	3,250	(30,435)	16,727
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$9,916	$27,185	$3,250	$(30,435)	$9,916

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$48,721	$4,492	$(43)	$53,170
Recoveries from tenants	3,332	21,375	2,711	(3,332)	24,086
Other revenues	—	305	837	(16)	1,126
Total revenues	3,332	70,401	8,040	(3,391)	78,382
Expenses:
Property operating costs	—	23,115	2,596	(3,348)	22,363
Real estate taxes and insurance	—	2,025	146	—	2,171
Depreciation and amortization	30	20,513	1,327	—	21,870
General and administrative	4,531	34	671	—	5,236
Other expenses	—	—	711	(43)	668
Total expenses	4,561	45,687	5,451	(3,391)	52,308
Operating income	(1,229)	24,714	2,589	—	26,074
Interest income	74	—	—	(40)	34
Interest:
Expense incurred	(11,832)	(31)	(40)	40	(11,863)
Amortization of deferred financing costs	(707)	(180)	—	—	(887)
Equity in earnings	27,052	—	—	(27,052)	—
Net income	13,358	24,503	2,549	(27,052)	13,358
Preferred unit distributions	(6,619)	—	—	—	(6,619)
Net income attributable to common units	$6,739	$24,503	$2,549	$(27,052)	$6,739

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(14,237)	$56,553	$5,496	$—	$47,812
Cash flow from investing activities
Investments in real estate – development	(22)	(8,324)	1,006	—	(7,340)
Investments in affiliates	26,963	92,722	(119,685)	—	—
Interest capitalized for real estate under development	—	(7)	(203)	—	(210)
Improvements to real estate	—	(776)	(33)	—	(809)
Additions to non-real estate property	—	(18)	—	—	(18)
Net cash provided by (used in) investing activities	26,941	83,597	(118,915)	—	(8,377)
Cash flow from financing activities
Line of credit:
Proceeds	62,000	—	—	—	62,000
Repayments	(20,000)	—	—	—	(20,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Payments of financing costs	(53)	—	(1,662)	—	(1,715)
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(23,236)	—	—	—	(23,236)
Net cash used in financing activities	(19,081)	(139,600)	113,338	—	(45,343)
Net increase in cash and cash equivalents	(6,377)	550	(81)	—	(5,908)
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$11,863	$911	$600	$—	$13,374

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(14,422)	$51,191	$3,433	$—	$40,202
Cash flow from investing activities
Investments in real estate – development	(14)	(16,037)	(6,359)	—	(22,410)
Land acquisition costs	—	—	—	—	—
Investments in affiliates	26,622	(29,136)	2,514	—	—
Interest capitalized for real estate under development	—	(1,155)	—	—	(1,155)
Improvements to real estate	—	(179)	—	—	(179)
Additions to non-real estate property	(16)	(38)	—	—	(54)
Net cash provided by (used in) investing activities	26,592	(46,545)	(3,845)	—	(23,798)
Cash flow from financing activities
Issuance of preferred units, net of offering costs	62,696	—	—	—	62,696
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(1,300)	—	—	(1,300)
Exercises of stock options	429	—	—	—	429
Payments of financing costs	(2,015)	—	—	—	(2,015)
Distributions	(15,409)	—	—	—	(15,409)
Net cash provided by (used in) financing activities	25,701	(1,300)	—	—	24,401
Net decrease in cash and cash equivalents	37,871	3,346	(412)	—	40,805
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$47,045	$3,542	$315	$—	$50,902

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain risks and uncertainties that could cause the Company’s future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. The Company operates in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2013, owned 80.2% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of March 31, 2013, the Company owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. In January 2013, the Company placed into service ACC6 Phase II. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.

The following tables present certain data of the operating properties and development projects as of March 31, 2013:

Operating Properties
As of March 31, 2013

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (2)	Critical Load MW (3)	% Leased(4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	98%	98%
ACC6 Phase I	Ashburn, VA	2011	131,000	65,000	13.0	100%	100%
CH1 Phase I	Elk Grove Village, IL	2008	285,000	122,000	18.2	100%	100%
CH1 Phase II (6)	Elk Grove Village, IL	2012	200,000	109,000	18.2	93%	86%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	39%	39%
VA3	Reston, VA	2003	256,000	147,000	13.0	51%	51%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Subtotal – stabilized			2,223,000	1,102,000	187.3	90%	89%
Completed not Stabilized
ACC6 Phase II	Ashburn, VA	2013	131,000	65,000	13.0	100%	67%
SC1 Phase I (7)	Santa Clara, CA	2011	180,000	88,000	18.2	88%	69%
Subtotal – non-stabilized			311,000	153,000	31.2	93%	68%
Total Operating Properties			2,534,000	1,255,000	218.5	90%	86%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

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

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 196.9 MW. Leases executed as of March 31, 2013 represent $245 million of base rent on a GAAP basis and cash basis over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

(6)	As of May 6, 2013 CH1 Phase II is 100% leased and commenced.

(7)	As of May 6, 2013, SC1 Phase I is 81% commenced.

Lease Expirations
As of March 31, 2013
The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2013. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet Expiring (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2013 (4)	2	8	0.8%	1,567	0.8%	1.0%
2014	6	35	3.3%	6,287	3.3%	3.8%
2015	4	70	6.6%	13,812	7.4%	6.9%
2016	4	32	3.0%	4,686	2.5%	2.5%
2017	11	80	7.6%	14,206	7.6%	7.1%
2018	13	141	13.3%	28,411	15.1%	15.0%
2019	11	168	15.9%	31,035	16.5%	15.4%
2020	9	96	9.1%	15,196	8.1%	8.5%
2021	7	131	12.4%	24,269	12.9%	13.6%
2022	6	75	7.1%	12,812	6.8%	7.5%
After 2022	15	222	20.9%	35,567	19.0%	18.7%
Total	88	1,058	100%	187,848	100%	100%

(1)	Represents 33 tenants with 88 lease expiration dates. Top four tenants represent 60% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 187.8 MW as of March 31, 2013.

(4)
One lease has a rolling option to terminate on six months' notice and has a scheduled maturity on September 30, 2013 with no notice received as of today. The second lease will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent as notice was provided. This space has been re-leased with the new lease expected to commence on January 1, 2014 and expire in 2019.

Development Projects
As of March 31, 2013
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Construction in Progress & Land Held for Development (4)
Future Development Projects/Phases
SC1 Phase II	Santa Clara, CA	180,000	88,000	18.2	61,672
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212
		360,000	176,000	36.4	100,884
Land Held for Development
ACC7 Phases I to IV (5)	Ashburn, VA	405,000	237,000	41.6	12,836
ACC8	Ashburn, VA	100,000	50,000	10.4	3,658
SC2 Phase I/II	Santa Clara, CA	200,000	125,000	26.0	5,797
		705,000	412,000	78.0	22,291
Total		1,065,000	588,000	114.4	$123,175

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

(4)	Amount capitalized as of March 31, 2013. Future Phase II development projects include only land, shell, underground work and capitalized interest through Phase I opening.

(5)	In May 2013, the Company commenced development of Phase I of ACC7 totaling 11.89 MW of critical load.

Development Update
In May 2013, the Company executed an agreement with its general contractor to build the entire shell and underground conduit at ACC7 and to fully develop the first phase of ACC7 (11.89 MW of critical load) with expected completion in the second quarter of 2014. ACC7 is expected to be built in four phases totaling 41.60 MW of available critical load.

Leasing Update
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During the first three months of 2013, the Company executed one lease at SC1 representing a total of 2.28 MW of critical load, 11,000 raised square feet of space and a lease term of 5.3 years.
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

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term for commenced leases was approximately 7.2 years as of March 31, 2013. Although less than 15% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2016, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. During the first quarter of 2013, leases at ACC5 and VA3 were restructured with a tenant and 0.55 MW was returned at ACC5 and 0.65 MW was returned at VA3. Additionally, an unrelated tenant at CH1 Phase II exercised their option to return 1.30 MW before the lease had commenced. The Company re-leased the 1.30 MW of CH1 Phase II space in May 2013. The Company is actively marketing the VA3 space, but it can provide no assurances regarding when the space will be re-leased or the rates that it will be able to charge for the space, particularly in light of some of the factors discussed below.

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
The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease vacant space in two of its operating properties that were recently placed into service – NJ1 Phase I and SC1 Phase I and the ability to re-lease space in VA3 which was 51% leased as of March 31, 2013. The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. There appears to be increased pricing pressure in some of the markets in which the Company competes, including lower rates and concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
The Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company’s operating expenses being unreimbursed, which in turn negatively impacts revenues and net income. It is difficult for the Company to predict the timing for signing and commencing leases for available space. This uncertainty is particularly true with respect to the leasing of vacant space in data center facilities that are located in new markets for the Company – NJ1 Phase I in Piscataway, New Jersey and SC1 Phase I in Santa Clara, California. The Company can provide no assurances regarding its ability to lease vacant space at its NJ1 Phase I facility in Piscataway, New Jersey, its SC1 Phase I in Santa Clara, California and its VA3 facility in Reston, Virginia in a timely manner, at favorable rates or at all.
The Company's four largest tenants comprised 60% of its annualized base rent as of March 31, 2013. None of the leases of the Company's three largest tenants have early termination rights. The fourth largest tenant has early termination rights in certain of its leases, and the Company has reflected these leases in the Lease Expiration Table above at the early termination date. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned 80.2% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Operating Revenue. Operating revenue for the three months ended March 31, 2013 was $87.8 million. This includes base rent of $60.5 million, tenant recoveries of $26.4 million, which includes the Company's property management fee, and other revenue of $0.9 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $78.4 million for the three months ended March 31, 2012. The increase of $9.4 million, or 12.0%, was primarily due to leases commencing at ACC6 Phases I and II, SC1 Phase I and CH1 Phase II, partially offset by one lease at VA3 that expired on April 30, 2012.
Operating Expenses. Operating expenses for the three months ended March 31, 2013 were $55.5 million, compared to $52.3 million for the three months ended March 31, 2012. The increase of $3.2 million, or 6.1%, was primarily due to the following: $2.6 million of increased operating costs, real estate taxes and insurance as ACC6 Phase II was opened in January 2013, CH1 Phase II was opened in February 2012 and real estate taxes increased at NJ1 and SC1; and a $1.2 million increase from depreciation and amortization from the opening of CH1 Phase II and ACC6 Phase II. These increases were partially offset by a decrease in general and administrative expense of $0.7 million primarily due to decreases in payroll and professional expenses.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2013 was $15.6 million compared to interest expense of $12.8 million for the three months ended March 31, 2012. Total interest incurred for the three months ended March 31, 2013 was $15.8 million, of which $0.2 million was capitalized, as compared to $14.0 million for the corresponding period in 2012, of which $1.2 million was capitalized. The increase in total interest incurred period over period was primarily due to a $1.7 million write off of loan fees related to the repayment of the ACC5 Term Loan in March 2013. Interest capitalized decreased period over period as the Company had higher cumulative development costs paid for its development project in the first quarter of 2012 compared to the first quarter of 2013.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2013 was $2.0 million as compared to $1.6 million for the three months ended March 31, 2012. The increase of $0.4 million was primarily due to the Operating Partnership receiving its allocation of higher net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.1 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2012 through March 31, 2013.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2013 was $7.9 million as compared to $5.2 million for the three months ended March 31, 2012. The increase of $2.7 million was primarily due to higher operating revenue, and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, partially offset by higher interest expense, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2013 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net cash provided by operating activities increased by $7.6 million, or 18.9%, to $47.8 million for the three months ended March 31, 2013, as compared to $40.2 million for the corresponding period in 2012. The increase is primarily due to higher cash rents from tenants and increases in accounts payable and accrued liabilities, advance rents and other liabilities partially offset by increased prepaid expenses and other assets and rents and other receivables.

Net cash used in investing activities decreased by $15.4 million, or 64.7%, to $8.4 million for the three months ended March 31, 2013 compared to $23.8 million for the corresponding period in 2012. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During each period, the Company had one project under development; however, development costs paid during the three months ended March 31, 2013 were $15.1 million lower than for the corresponding period in 2012 and interest capitalized on these projects declined $0.9 million. Also, improvements to real estate increased by $0.6 million for the three months ended March 31, 2013 as compared to the year ago period.
Net cash used in financing activities was $45.3 million for the three months ended March 31, 2013 compared to $24.4 million provided in the corresponding period in 2012. Cash used in financing activities for the three months ended March 31, 2013 consisted of the repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $23.2 million paid for dividends and distributions, $1.7 million in financing costs related to the ACC3 Term Loan and the amendment of the line of credit and $1.3 million of principal payments on the ACC5 Term Loan, partially offset by $115.0 million of proceeds from the closing of the ACC3 Term Loan and $42.0 million net borrowings under the unsecured revolving credit facility. Cash provided by financing activities for the three months ended March 31, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net pay down of the unsecured revolving credit facility, $15.4 million paid for dividends and distributions, $2.0 million in financing costs paid to amend the revolving credit facility and a $1.3 million principal payment on the ACC5 Term Loan.
Market Capitalization
The following table sets forth the Company’s total market capitalization as of March 31, 2013:
Capital Structure as of March 31, 2013
(in thousands except per share data)

Line of credit				$60,000
Mortgage Notes Payable				115,000
Unsecured Notes				550,000
Total Debt				725,000	23.9%
Common Shares	80%	64,645
Operating Partnership (“OP”) Units	20%	15,937
Total Shares and Units	100%	80,582
Common Share Price at March 31, 2013		$24.27
Common Share and OP Unit Capitalization			$1,955,725
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,306,975	76.1%
Total Market Capitalization				$3,031,975	100.0%
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
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of the Company's common shares. Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, DFT may repurchase its common stock pursuant to the program. During the three months ended March 31, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. The Company may purchase an additional $42.2 million of its common stock pursuant to the stock repurchase program.
On March 27, 2013, the Company entered into a 5-year, $115 million term loan facility secured by the its ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Company used the proceeds from this loan, as well as cash on hand, to repay its $138.3 million ACC5 term loan, which was scheduled to mature in 2014.
The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s unsecured notes limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.
A summary of the Company’s total debt as of March 31, 2013 and December 31, 2012 is as follows:
Debt Summary as of March 31, 2013 and December 31, 2012
($ in thousands)

	March 31, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	16%	2.1%	5.0	$139,600
Unsecured	610,000	84%	7.9%	3.9	568,000
Total	$725,000	100%	6.9%	4.1	$707,600
Fixed Rate Debt:
Unsecured Notes	$550,000	76%	8.5%	4.0	$550,000
Fixed Rate Debt	550,000	76%	8.5%	4.0	550,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	8%	2.1%	3.0	18,000
ACC3 Term Loan	115,000	16%	2.1%	5.0	—
ACC5 Term Loan	—	—%	—%	—	139,600
Floating Rate Debt	175,000	24%	2.1%	4.3	157,600
Total	$725,000	100%	6.9%	4.1	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $0.2 million during the three months ended March 31, 2013.
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) the greater of (a) the base rate, which is the greater of KeyBank National Association's prime rate and 0.5% above the Federal Reserve Bank of Cleveland's rate, plus in each case 0.85%, and (b) the 30-day LIBOR plus 1.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
The ACC3 Term Loan imposes financial maintenance covenants relating to, among other things, the following matters:

•	consolidated total indebtedness of the Operating Partnership not exceeding 60% of gross asset value of the Operating Partnership;

•	fixed charge coverage ratio of the Operating Partnership being not less than 1.70 to 1.00;

•
tangible net worth of the Operating Partnership being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries; and

•	debt service coverage ratio of the borrower not less than 1.50 to 1.00.
The Company was in compliance with all of the covenants under the loan as of March 31, 2013.
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
The Unsecured Notes are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and ACC8 parcels of land, and the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC.
The Company was in compliance with all covenants under the Unsecured Notes as of March 31, 2013.
Unsecured Credit Facility
The Company's unsecured revolving credit facility provides for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of March 31, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The terms of the facility also provide that, in the event that the Company's Unsecured Notes receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit. In addition, the Company has the option to increase the total commitment under the facility to $400 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of March 31, 2013, no letters of credit were outstanding under the facility. As of the date of this report, $70.0 million was outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of March 31, 2013.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, the Company entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, the Company paid off the $138.3 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.

A summary of the Company’s debt maturity schedule as of March 31, 2013 is as follows:
Debt Maturity as of March 31, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$—		$—		$—	—%	—%
2014	—		—		—	—%	—%
2015	125,000	(1)	—		125,000	17.2%	8.5%
2016	125,000	(1)	63,750	(2)(3)	188,750	26.0%	6.3%
2017	300,000	(1)	8,750	(3)	308,750	42.7%	8.3%
2018	—		102,500	(3)	102,500	14.1%	2.1%
Total	$550,000		$175,000		$725,000	100%	6.9%

(1)	The Unsecured Notes have mandatory amortization payments due December 15 of each respective year.

(2)	The Unsecured Credit Facility matures on March 21, 2016 with a one-year extension option.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of March 31, 2013, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan and the Unsecured Notes (in thousands):

Obligation	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations	$—	$125,000	$497,500	$102,500	$725,000
Interest on long-term debt obligations	37,808	100,345	64,971	491	203,615
Construction costs payable	2,609	—	—	—	2,609
Operating leases	301	819	292	—	1,412
Total	$40,718	$226,164	$562,763	$102,991	$932,636

Off-Balance Sheet Arrangements
As of March 31, 2013, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$16,727	$13,358
Depreciation and amortization	23,039	21,870
Less: Non real estate depreciation and amortization	(242)	(274)
FFO (1)	$39,524	$34,954

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
The Company’s variable rate debt consists of the ACC3 Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan currently bears interest at a rate equal to LIBOR plus an applicable margin and the Unsecured Credit Facility bears interest at a rate equal to LIBOR or a base rate (which is either a prime rate or a federal funds rate) plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of March 31, 2013 would decrease future net income and cash flows by $1.8 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at March 31, 2013, a decrease of 0.2% would increase future net income and cash flows by $0.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At March 31, 2013, 76% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs (in millions)
January 1 - January 31, 2013	330	$24.69	—	$80.0
February 1 - February 28, 2013	1,600,573	23.12	1,600,573	42.9
March 1 - March 31, 2013	79,695	23.04	32,100	42.2
Total	1,680,598	$23.12	1,632,673	$42.2
(1) Included in the amounts for January and March are 330 and 47,595 shares of common stock, respectively, that were surrendered by employees to the Company to satisfy income tax withholding obligations in connection with the vesting of restricted common shares.
(2) On November 29, 2012, the Company announced that its Board of Directors authorized a share repurchase program to acquire up to $80 million of the Company's common stock from time to time over the twelve month period following the date of the announcement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

4.1	Supplemental Indenture, dated March 27, 2013, by and among DuPont Fabros Technology, L.P., as Issuer, the Guarantors Party Thereto and U.S. Bank National Association, as Trustee.

10.1
Credit Agreement, dated as of March 27, 2013, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.3	Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent.

10.4
Third Amendment to Credit Agreement, dated as of April 9, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.5	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.6	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.7	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.8	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.9	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.10
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

DUPONT FABROS TECHNOLOGY, INC.

Date:	May 7, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	May 7, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

4.1	Supplemental Indenture, dated March 27, 2013, by and among DuPont Fabros Technology, L.P., as Issuer, the Guarantors Party Thereto and U.S. Bank National Association, as Trustee.

10.1
Credit Agreement, dated as of March 27, 2013, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders, and KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.3	Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent.

10.4
Third Amendment to Credit Agreement, dated as of April 9, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.5	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.6	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.7	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.8	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.9	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.10
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