Form 10-Q
period 2013-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2013-10-24
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	64,725,907

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. The term “the Company” refers to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of September 30, 2013, DFT owned 80.3% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,420,123	2,315,499
	2,496,079	2,388,696
Less: accumulated depreciation	(391,404)	(325,740)
Net income producing property	2,104,675	2,062,956
Construction in progress and land held for development	197,400	218,934
Net real estate	2,302,075	2,281,890
Cash and cash equivalents	198,196	23,578
Rents and other receivables, net	7,965	3,840
Deferred rent, net	148,440	144,829
Lease contracts above market value, net	9,429	10,255
Deferred costs, net	43,308	35,670
Prepaid expenses and other assets	42,137	30,797
Total assets	$2,751,550	$2,530,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$18,000
Mortgage notes payable	115,000	139,600
Unsecured term loan	120,000	—
Unsecured notes payable	731,889	550,000
Accounts payable and accrued liabilities	26,677	22,280
Construction costs payable	22,243	6,334
Accrued interest payable	4,651	2,601
Dividend and distribution payable	25,902	22,177
Lease contracts below market value, net	11,403	14,022
Prepaid rents and other liabilities	51,060	35,524
Total liabilities	1,108,825	810,538
Redeemable noncontrolling interests – operating partnership	409,280	453,889
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at September 30, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at September 30, 2013 and December 31, 2012	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 64,722,005 shares issued and outstanding at September 30, 2013 and 63,340,929 shares issued and outstanding at December 31, 2012	65	63
Additional paid in capital	892,358	915,119
Retained earnings (accumulated deficit)	(10,228)	—
Total stockholders’ equity	1,233,445	1,266,432
Total liabilities and stockholders’ equity	$2,751,550	$2,530,859
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Base rent	$63,281	$56,641	$185,474	$165,584
Recoveries from tenants	31,687	27,759	87,073	77,573
Other revenues	1,374	1,046	3,118	3,329
Total revenues	96,342	85,446	275,665	246,486
Expenses:
Property operating costs	27,119	24,524	75,398	70,360
Real estate taxes and insurance	3,630	4,631	10,944	9,215
Depreciation and amortization	23,538	22,531	69,773	66,885
General and administrative	3,664	3,973	12,546	13,714
Other expenses	874	734	2,231	2,146
Total expenses	58,825	56,393	170,892	162,320
Operating income	37,517	29,053	104,773	84,166
Interest income	32	33	85	112
Interest:
Expense incurred	(12,048)	(11,934)	(37,490)	(36,471)
Amortization of deferred financing costs	(849)	(874)	(2,542)	(2,677)
Loss on early extinguishment of debt	(30,610)	—	(32,310)	—
Net (loss) income	(5,958)	16,278	32,516	45,130
Net loss (income) attributable to redeemable noncontrolling interests – operating partnership	2,541	(2,181)	(2,397)	(5,757)
Net (loss) income attributable to controlling interests	(3,417)	14,097	30,119	39,373
Preferred stock dividends	(6,811)	(6,811)	(20,433)	(20,241)
Net (loss) income attributable to common shares	$(10,228)	$7,286	$9,686	$19,132
Earnings per share – basic:
Net (loss) income attributable to common shares	$(0.16)	$0.11	$0.15	$0.30
Weighted average common shares outstanding	64,432,010	62,994,500	64,631,772	62,820,979
Earnings per share – diluted:
Net (loss) income attributable to common shares	$(0.16)	$0.11	$0.15	$0.30
Weighted average common shares outstanding	64,432,010	63,881,663	65,485,430	63,727,131
Dividends declared per common share	$0.25	$0.15	$0.70	$0.42
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					30,119	30,119
Dividends declared on common stock				(25,370)	(19,914)	(45,284)
Dividends earned on preferred stock					(20,433)	(20,433)
Redemption of operating partnership units		2,904,769	3	70,197		70,200
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		152,931	—	320		320
Stock option exercises		12,000	—	61		61
Retirement and forfeiture of stock awards		(55,951)	—	(1,138)		(1,138)
Amortization of deferred compensation costs				5,286		5,286
Adjustments to redeemable noncontrolling interests – operating partnership				(34,326)		(34,326)
Balance at September 30, 2013	$351,250	64,722,005	$65	$892,358	$(10,228)	$1,233,445
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2013	2012
Cash flow from operating activities
Net income	$32,516	$45,130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,773	66,885
Straight line rent, net of reserve	(5,323)	(16,824)
Amortization of deferred financing costs	2,542	2,677
Loss on early extinguishment of debt	32,310	—
Amortization of lease contracts above and below market value	(1,793)	(2,595)
Compensation paid with Company common shares	5,076	5,333
Changes in operating assets and liabilities
Rents and other receivables	(2,376)	(1,668)
Deferred costs	(2,132)	(898)
Prepaid expenses and other assets	(10,951)	(6,128)
Accounts payable and accrued liabilities	4,593	739
Accrued interest payable	2,050	11,742
Prepaid rents and other liabilities	14,365	(1,653)
Net cash provided by operating activities	140,650	102,740
Cash flow from investing activities
Investments in real estate – development	(50,164)	(82,754)
Land acquisition costs	(14,186)	—
Interest capitalized for real estate under development	(1,522)	(2,654)
Improvements to real estate	(5,035)	(3,333)
Additions to non-real estate property	(24)	(55)
Net cash used in investing activities	(70,931)	(88,796)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	15,000
Repayments	(120,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(3,900)
Unsecured term loan:
Proceeds	120,000	—
Unsecured notes payable:
Proceeds	600,000	—
Repayments	(418,111)	—
Payments of financing costs	(18,073)	(2,084)
Payments for early extinguishment of debt	(25,462)	—
Issuance of preferred stock, net of offering costs	—	62,685
Exercises of stock options	61	868
Common stock repurchases	(37,792)	—

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2013	2012
Dividends and distributions:
Common shares	(41,772)	(24,616)
Preferred shares	(20,434)	(19,195)
Redeemable noncontrolling interests – operating partnership	(10,918)	(7,388)
Net cash provided by (used in) financing activities	104,899	(13,630)
Net increase in cash and cash equivalents	174,618	314
Cash and cash equivalents, beginning	23,578	14,402
Cash and cash equivalents, ending	$198,196	$14,716
Supplemental information:
Cash paid for interest	$36,961	$27,384
Deferred financing costs capitalized for real estate under development	$95	$161
Construction costs payable capitalized for real estate under development	$22,243	$10,549
Redemption of operating partnership units	$70,200	$5,700
Adjustments to redeemable noncontrolling interests - operating partnership	$34,326	$21,643
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,420,123	2,315,499
	2,496,079	2,388,696
Less: accumulated depreciation	(391,404)	(325,740)
Net income producing property	2,104,675	2,062,956
Construction in progress and land held for development	197,400	218,934
Net real estate	2,302,075	2,281,890
Cash and cash equivalents	193,900	19,282
Rents and other receivables, net	7,965	3,840
Deferred rent, net	148,440	144,829
Lease contracts above market value, net	9,429	10,255
Deferred costs, net	43,308	35,670
Prepaid expenses and other assets	42,137	30,797
Total assets	$2,747,254	$2,526,563
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$18,000
Mortgage notes payable	115,000	139,600
Unsecured term loan	120,000	—
Unsecured notes payable	731,889	550,000
Accounts payable and accrued liabilities	26,677	22,280
Construction costs payable	22,243	6,334
Accrued interest payable	4,651	2,601
Dividend and distribution payable	25,902	22,177
Lease contracts below market value, net	11,403	14,022
Prepaid rents and other liabilities	51,060	35,524
Total liabilities	1,108,825	810,538
Redeemable partnership units	409,280	453,889
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2013 and December 31, 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2013 and December 31, 2012	166,250	166,250
Common units, 64,059,632 issued and outstanding at September 30, 2013 and 62,678,556 issued and outstanding at December 31, 2012	868,914	901,361
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2013 and December 31, 2012	8,985	9,525
Total partners’ capital	1,229,149	1,262,136
Total liabilities and partners’ capital	$2,747,254	$2,526,563
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Base rent	$63,281	$56,641	$185,474	$165,584
Recoveries from tenants	31,687	27,759	87,073	77,573
Other revenues	1,374	1,046	3,118	3,329
Total revenues	96,342	85,446	275,665	246,486
Expenses:
Property operating costs	27,119	24,524	75,398	70,360
Real estate taxes and insurance	3,630	4,631	10,944	9,215
Depreciation and amortization	23,538	22,531	69,773	66,885
General and administrative	3,664	3,973	12,546	13,714
Other expenses	874	734	2,231	2,146
Total expenses	58,825	56,393	170,892	162,320
Operating income	37,517	29,053	104,773	84,166
Interest income	32	33	85	112
Interest:
Expense incurred	(12,048)	(11,934)	(37,490)	(36,471)
Amortization of deferred financing costs	(849)	(874)	(2,542)	(2,677)
Loss on early extinguishment of debt	(30,610)	—	(32,310)	—
Net (loss) income	(5,958)	16,278	32,516	45,130
Preferred unit distributions	(6,811)	(6,811)	(20,433)	(20,241)
Net (loss) income attributable to common units	$(12,769)	$9,467	$12,083	$24,889
Earnings per unit – basic:
Net (loss) income attributable to common units	$(0.16)	$0.11	$0.15	$0.30
Weighted average common units outstanding	80,321,840	81,826,688	80,626,882	81,724,511
Earnings per unit – diluted:
Net (loss) income attributable to common units	$(0.16)	$0.11	$0.15	$0.30
Weighted average common units outstanding	80,321,840	82,713,851	81,480,540	82,630,663
Distributions declared per unit	$0.25	$0.15	$0.70	$0.42
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			32,183		333	32,516
Common unit distributions			(55,952)		(464)	(56,416)
Preferred unit distributions			(20,224)		(209)	(20,433)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,904,769	70,200			70,200
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		152,931	320			320
Issuance of OP units due to option exercises		12,000	61			61
Retirement and forfeiture of OP units		(55,951)	(1,138)			(1,138)
Amortization of deferred compensation costs			5,286			5,286
Adjustments to redeemable partnership units			(25,391)		(200)	(25,591)
Balance at September 30, 2013	$351,250	64,059,632	$868,914	662,373	$8,985	$1,229,149
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2013	2012
Cash flow from operating activities
Net income	$32,516	$45,130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,773	66,885
Straight line rent, net of reserve	(5,323)	(16,824)
Amortization of deferred financing costs	2,542	2,677
Loss on early extinguishment of debt	32,310	—
Amortization of lease contracts above and below market value	(1,793)	(2,595)
Compensation paid with Company common shares	5,076	5,333
Changes in operating assets and liabilities
Rents and other receivables	(2,376)	(1,668)
Deferred costs	(2,132)	(898)
Prepaid expenses and other assets	(10,951)	(6,128)
Accounts payable and accrued liabilities	4,593	739
Accrued interest payable	2,050	11,742
Prepaid rents and other liabilities	14,365	(1,653)
Net cash provided by operating activities	140,650	102,740
Cash flow from investing activities
Investments in real estate – development	(50,164)	(82,754)
Land acquisition costs	(14,186)	—
Interest capitalized for real estate under development	(1,522)	(2,654)
Improvements to real estate	(5,035)	(3,333)
Additions to non-real estate property	(24)	(55)
Net cash used in investing activities	(70,931)	(88,796)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	15,000
Repayments	(120,000)	(35,000)
Mortgage notes payable:
Proceeds	115,000	—
Lump sum payoffs	(138,300)	—
Repayments	(1,300)	(3,900)
Unsecured term loan:
Proceeds	120,000	—
Unsecured notes payable:
Proceeds	600,000	—
Repayments	(418,111)	—
Payments of financing costs	(18,073)	(2,084)
Payments for early extinguishment of debt	(25,462)	—
Issuance of preferred units, net of offering costs	—	62,694
Issuance of OP units for stock option exercises	61	868
OP unit repurchases	(37,792)	—

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2013	2012
Advances from related parties	—	4,000
Distributions	(73,124)	(51,199)
Net cash provided by (used in) financing activities	104,899	(9,621)
Net increase in cash and cash equivalents	174,618	4,323
Cash and cash equivalents, beginning	19,282	10,097
Cash and cash equivalents, ending	$193,900	$14,420
Supplemental information:
Cash paid for interest	$36,961	$27,384
Deferred financing costs capitalized for real estate under development	$95	$161
Construction costs payable capitalized for real estate under development	$22,243	$10,549
Redemption of operating partnership units	$70,200	$5,700
Adjustments to redeemable partnership units	$25,591	$19,474
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of September 30, 2013, owned 80.3% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. As of September 30, 2013, the Company holds a fee simple interest in the following properties:

•	ten operating data centers – referred to as ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	two data centers currently under development - ACC7 Phase I and SC1 Phase IIA

•	data center projects available for future development – NJ1 Phase II, SC1 Phase IIB and ACC7 Phases II-IV

•	land that may be used to develop additional data centers – referred to as ACC8, CH2 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of DFT and the Operating Partnership. DFT is a real estate investment trust and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings (accumulated deficit). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2013 is a $4.3 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2012 contained in the Company’s Form 10-K, which contains a complete listing of the Company’s significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $22.2 million and $21.3 million for the three months ended September 30, 2013 and 2012, respectively, and $66.4 million and $63.3 million for the nine months ended September 30, 2013 and 2012, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million for each of the three months ended September 30, 2013 and 2012, respectively, and $2.4 million for each of the nine months ended September 30, 2013 and 2012, respectively. Repairs and maintenance costs are expensed as incurred.
The Company records impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, the Company would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. Management assesses the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2013 and 2012.
Deferred Costs
Deferred costs, net on the Company’s consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In March 2013, the Company paid off the $138.3 million balance of the ACC5 Term Loan that resulted in a write-off of $1.7 million of unamortized deferred financing costs. In September 2013, the Company issued $600 million of Unsecured Notes due 2021 (see Note 4) and incurred financing costs of $13.4 million. Also, in September 2013, the Company paid off $418.1 million of the tendered Unsecured Notes Due 2017 (See Note 4) that resulted in a write off of $5.1 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Financing costs	$25,988	$23,082
Accumulated amortization	(4,849)	(10,531)
Financing costs, net	$21,139	$12,551

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. The Company incurred leasing costs of $1.9 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $2.1 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of deferred leasing costs totaled $1.2 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.1 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively. Balances, net of accumulated amortization, at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Leasing costs	$48,362	$46,719
Accumulated amortization	(26,193)	(23,600)
Leasing costs, net	$22,169	$23,119
Inventory
The Company maintains fuel inventory for its generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2013 and December 31, 2012, the fuel inventory was $3.9 million and $3.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
The Company, as a lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the tenant. If the lease contains an early termination clause with a penalty payment, the Company determines the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to tenants, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(13,671)	(12,845)
Lease contracts above market value, net	$9,429	$10,255

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(27,972)	(25,353)
Lease contracts below market value, net	$11,403	$14,022

The Company’s policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on management’s historical experience and a review of the current status of the Company’s receivables. As of September 30, 2013 and December 31, 2012, the Company had reserves against rents and other receivables of $1.4 million and $0.9 million, respectively. The Company also establishes an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying balance sheets. As of September 30, 2013 and December 31, 2012, the Company had reserves against deferred rent of $2.1 million.

The reserves described above were set up for one tenant that restructured its lease obligations with the Company. Under this restructuring, this tenant's outstanding accounts receivable and deferred rent receivable related to the returned space was converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this tenant has the right to defer up to two-thirds of base rent due through July 2014 at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the note. The note balance on the accompanying balance sheet as of September 30, 2013 was $5.5 million.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	2,397
Distributions declared	—	(11,132)
Redemption of operating partnership units	(2,904,769)	(70,200)
Adjustments to redeemable noncontrolling interests – operating partnership	—	34,326
Balance at September 30, 2013	15,882,037	$409,280

The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2013 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(2,904,769)	(70,200)
Adjustments to redeemable partnership units	—	25,591
Balance at September 30, 2013	15,882,037	$409,280
Net (loss) income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net (loss) income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to controlling interests	$(3,417)	$14,097	$30,119	$39,373
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(31,915)	61,690	35,874	(15,943)
	$(35,332)	$75,787	$65,993	$23,430

Earnings (Loss) Per Share of the REIT
Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period.
Earnings (Loss) Per Unit of the Operating Partnership
Basic earnings (loss) per unit is calculated by dividing the net income (loss) attributable to common units for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings (loss) per unit is calculated by dividing the net income (loss) attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period.
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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation.

3. Real Estate Assets
The following is a summary of properties owned by the Company at September 30, 2013 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,093	$—	$161,593
ACC3	Ashburn, VA	1,071	95,608	—	96,679
ACC4	Ashburn, VA	6,600	538,090	—	544,690
ACC5	Ashburn, VA	6,443	297,862	—	304,305
ACC6	Ashburn, VA	5,518	215,220	—	220,738
VA3	Reston, VA	9,000	177,489	—	186,489
VA4	Bristow, VA	6,800	148,481	—	155,281
CH1	Elk Grove Village, IL	23,611	358,403	—	382,014
NJ1 Phase I	Piscataway, NJ	4,311	208,798	—	213,109
SC1 Phase I	Santa Clara, CA	10,102	221,079	—	231,181
		75,956	2,420,123	—	2,496,079
Construction in progress and land held for development	(1)	—	—	197,400	197,400
		$75,956	$2,420,123	$197,400	$2,693,479

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of September 30, 2013 and December 31, 2012
($ in thousands)

	September 30, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	2.0%	4.5	$139,600
Unsecured	851,889	88%	5.7%	6.4	568,000
Total	$966,889	100%	5.3%	6.2	$707,600
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	8.0	$—
Unsecured Notes due 2017	131,889	14%	8.5%	0.1	550,000
Fixed Rate Debt	731,889	76%	6.3%	6.5	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.5	18,000
Unsecured Term Loan	120,000	12%	1.9%	5.4	—
ACC3 Term Loan	115,000	12%	2.0%	4.5	—
ACC5 Term Loan	—	—	—	—	139,600
Floating Rate Debt	235,000	24%	2.0%	4.9	157,600
Total	$966,889	100%	5.3%	6.2	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $1.1 million and $1.6 million during the three and nine months ended September 30, 2013, respectively.

Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) a base rate, which is based on the lender's prime rate, plus 0.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
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
The Company was in compliance with all of the covenants under the loan as of September 30, 2013.
Unsecured Term Loan

On September 13, 2013, the Company entered into a senior unsecured term loan (the "Unsecured Term Loan") providing for a $195 million facility. The Unsecured Term Loan matures on February 15, 2019, with no extension option. The Company drew $120.0 million under the Unsecured Term Loan at closing. Pursuant to a "delayed draw" feature in the loan agreement, the remaining $75 million balance can be advanced to the Company at any time subsequent to loan closing, in full or in increments of at least $25 million, provided that the full amount of the loan must be drawn no later than January 10, 2014.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, this accordion was exercised and the Unsecured Term Loan was increased to $250 million. An additional $34.0 million was advanced at the time of the accordion exercise, and the remaining $96.0 million must be advanced no later than January 10, 2014.
Under the terms of the loan, the Company may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes Due 2021 receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.75%	0.75%
Level 2	Greater than 35% but less than or equal to 40%	1.90%	0.90%
Level 3	Greater than 40% but less than or equal to 45%	2.05%	1.05%
Level 4	Greater than 45% but less than or equal to 52.5%	2.20%	1.20%
Level 5	Greater than 52.5%	2.40%	1.40%
As of September 30, 2013, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the loan also provide that, in the event the Company receives an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.95%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.05%	0.05%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.20%	0.20%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.95%	0.95%
Following the receipt of such investment grade rating, the terms of the loan provide for the adjustment of the applicable margin from time to time according to the rating then in effect.

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of Unsecured Credit Facility (as defined below).

The Unsecured Term Loan requires that the Company comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries after March 21, 2012.

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrower under the Facility to be immediately due and payable.
The Company was in compliance with all of the covenants under the loan as of September 30, 2013.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million 5.875% senior notes due 2021 (the “Unsecured Notes due 2021”). The Unsecured Notes due 2021 were issued at face value. The Company will pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year, beginning March 15, 2014.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land, the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC and the Company's property management subsidiary, DF Property Management LLC.
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, the Operating Partnership must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of the Company's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2013.
Unsecured Credit Facility
In June 2013, the Company exercised the accordion feature on its unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes due 2021 receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of September 30, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.

The terms of the facility also provide that, in the event the Company receives an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s indenture governing the terms of the Unsecured Notes due 2021, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
In June 2013, the Company amended its unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of September 30, 2013, no amounts were outstanding under the facility, with no letters of credit.
The facility requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of September 30, 2013.
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

Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. The Company paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, the Company commenced a tender offer to repurchase the notes at 106.04%. Under the early deadline for this offer, $418.1 million of these notes were tendered and the Company paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. This write-off, as well as the tender consideration and fees, is included in loss on early extinguishment of debt on the accompanying statements of operations. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.
A summary of the Company’s debt maturity schedule as of September 30, 2013 is as follows:
Debt Maturity as of September 30, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$131,889	(1)	$—		$131,889	13.6%	8.5%
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(3)	3,750	0.4%	2.0%
2017	—		8,750	(3)	8,750	0.9%	2.0%
2018	—		102,500	(3)	102,500	10.6%	2.0%
2019	—		120,000	(4)	120,000	12.4%	1.9%
2020	—		—		—	—	—
2021	600,000	(2)	—		600,000	62.1%	5.9%
Total	$731,889		$235,000		$966,889	100%	5.3%

(1)	The remaining Unsecured Notes due 2017 were irrevocably called on September 24, 2013 and were redeemed on October 24, 2013.

(2)	The 5.875% Unsecured Notes due 2021 were issued in September 2013.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(4)
The Unsecured Term Loan matures on February 15, 2019 with no extension option. In October 2013, the Company exercised the accordion feature, increasing this loan to $250 million and drawing an additional $34.0 million. The remaining balance of $96.0 million must be drawn by January 10, 2014.

5. Commitments and Contingencies
The Company is involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.
Contracts related to the development of ACC7 Phase I and SC1 Phase IIA data centers were in place as of September 30, 2013. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2013 the ACC7 Phase I control estimate was $157.4 million of which $51.4 million had been incurred. An additional $49.4 million has been committed under this contract as of September 30, 2013. As of September 30, 2013, the SC1 Phase IIA control estimate was $108.4 million of which $3.7 million has been incurred. An additional $16.7 million has been committed under this contract as of September 30, 2013.
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
The redemption value of redeemable noncontrolling interests – operating partnership as of September 30, 2013 and December 31, 2012 was $409.3 million and $453.9 million, respectively, based on the closing share price of DFT’s common stock of $25.77 and $24.16, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2013, OP unitholders redeemed a total of 2,904,769 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2013, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.4921875 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.

•	$0.4921875 per share payable to stockholders of record as of October 4, 2013. This dividend was paid on October 15, 2013.
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
In 2013, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.4765625 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.

•	$0.4765625 per share payable to stockholders of record as of October 4, 2013. This dividend was paid on October 15, 2013.

8. Stockholders’ Equity of the REIT and Partners’ Capital of the OP

During the nine months ended September 30, 2013:

•
DFT issued an aggregate of 152,931 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 2,904,769 OP units in exchange for an equal number of shares of DFT’s common stock.
In 2013, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.20 per share payable to stockholders of record as of April 5, 2013. This dividend was paid on April 15, 2013.

•	$0.25 per share payable to stockholders of record as of July 5, 2013. This dividend was paid on July 15, 2013.

•	$0.25 per share payable to stockholders of record as of October 4, 2013. This dividend was paid on October 15, 2013.
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of DFT's common shares. In September 2013, the Board of Directors approved a new common stock repurchase program that will commence at the expiration of the existing program and expire on December 31, 2014. During the nine months ended September 30, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. All repurchased shares were retired immediately.
9. Equity Compensation Plan
In May 2011, DFT’s Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from its stockholders. The 2011 Plan is administered by the Compensation Committee of DFT’s Board of Directors. The 2011 Plan allows the Company to provide equity-based compensation to its personnel in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units (“LTIP units”) and other awards.
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
As of September 30, 2013, 1,634,354 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,665,646.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	297,919	$22.31
Granted	139,963	$22.78
Vested	(158,521)	$21.71
Forfeited	(7,203)	$22.77
Unvested balance at September 30, 2013	272,158	$22.89
During the nine months ended September 30, 2013, the Company issued 139,963 shares of restricted stock, which had an aggregate value of $3.2 million on the respective grant dates. This amount will be amortized to expense over a three year vesting period. Also during the nine months ended September 30, 2013, 158,521 shares of restricted stock vested at a value of $3.7 million on the respective vesting dates.

As of September 30, 2013, total unearned compensation on restricted stock was $4.3 million, and the weighted average vesting period was 1.1 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.
A summary of the Company’s stock option activity under the applicable equity incentive plan for the nine months ended September 30, 2013 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	(12,000)	$5.06
Forfeited	—	$—
Under option, September 30, 2013	2,438,995	$16.37

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of September 30, 2013	2,438,995	$2.9	million	1.0 year	7.0 years
The following table sets forth the number of unvested options as of September 30, 2013 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	—	$—
Unvested balance at September 30, 2013	784,724	$5.71
The following tables sets forth the number of exercisable options as of September 30, 2013 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	(12,000)	$1.48
Options Exercisable at September 30, 2013	1,654,271	$4.46

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2013	1,654,271	$20.7	million	$13.26	6.3 years
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the nine months ended September 30, 2013.

Assumption
Number of options granted	374,214
Exercise price	$22.62
Expected term (in years)	5
Expected volatility	34%
Expected annual dividend	4%
Risk-free rate	0.83%
Fair value at date of grant	$1.8 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with the Company on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the nine months ended September 30, 2013.

Assumption
Number of performance units granted	60,468
Expected volatility	33%
Expected annual dividend	4%
Risk-free rate	0.40%
Performance unit fair value at date of grant	$25.59
Total grant fair value at date of grant	$1.5 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.1 million

As of September 30, 2013, total unearned compensation on outstanding performance units was $2.0 million.

10. Earnings Per Share of the REIT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	64,432,010	62,994,500	64,631,772	62,820,979
Effect of dilutive securities	—	887,163	853,658	906,152
Weighted average common shares – diluted	64,432,010	63,881,663	65,485,430	63,727,131
Calculation of Earnings per Share – Basic
Net (loss) income attributable to common shares	$(10,228)	$7,286	$9,686	$19,132
Net income allocated to unvested restricted shares	(67)	(45)	(191)	(128)
Net (loss) income attributable to common shares, adjusted	(10,295)	7,241	9,495	19,004
Weighted average common shares – basic	64,432,010	62,994,500	64,631,772	62,820,979
(Loss) earnings per common share – basic	$(0.16)	$0.11	$0.15	$0.30
Calculation of Earnings per Share – Diluted
Net (loss) income attributable to common shares	$(10,228)	$7,286	$9,686	$19,132
Adjustments to redeemable noncontrolling interests	(25)	22	25	62
Adjusted net (loss) income available to common shares	(10,253)	7,308	9,711	19,194
Weighted average common shares – diluted	64,432,010	63,881,663	65,485,430	63,727,131
Loss (earnings) per common share – diluted	$(0.16)	$0.11	$0.15	$0.30
The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted Shares	0.3	—	—	—
Stock Options	2.4	0.9	1.2	0.9
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,321,840	81,826,688	80,626,882	81,724,511
Effect of dilutive securities	—	887,163	853,658	906,152
Weighted average common units – diluted	80,321,840	82,713,851	81,480,540	82,630,663
The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted Units	0.3	—	—	—
Stock Options	2.4	0.9	1.2	0.9
Performance Units	0.1	0.1	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2013:

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

•
Debt: As of September 30, 2013, the combined balance of the Company’s Unsecured Notes due 2021, Unsecured Notes due 2017, Unsecured Term Loan and ACC3 Term Loan was $966.9 million with a fair value of $967.8 million based on Level 1, Level 2 and Level 3 data. The Level 1 data is for the Unsecured Notes due 2021 and consisted of a quote from the market maker for the Unsecured Notes due 2021. The Level 2 data is for the Unsecured Notes due 2017 that were called in September 2013 and repaid in October 2013, the value of which is based on the call price calculation prescribed by the indenture assuming call settlement on September 30, 2013. The Level 3 data is for the ACC3 Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 1.44% as of September 30, 2013 plus a 1.85% spread that is consistent with current market conditions. The Unsecured Term Loan was valued at book value as it closed on September 13, 2013.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
In September 2013, the Company commenced a tender offer to repurchase the Unsecured Notes due 2017. Under the early deadline for this offer, $418.1 million of these notes were tendered and the remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013. On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 4). The Unsecured Notes due 2017 and Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of September 30, 2013 and December 31, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,317,597	102,526	—	2,420,123
	—	2,392,482	103,597	—	2,496,079
Less: accumulated depreciation	—	(365,742)	(25,662)	—	(391,404)
Net income producing property	—	2,026,740	77,935	—	2,104,675
Construction in progress and land held for development	—	111,417	85,983	—	197,400
Net real estate	—	2,138,157	163,918	—	2,302,075
Cash and cash equivalents	192,976	—	924	—	193,900
Rents and other receivables	4,059	2,266	1,640	—	7,965
Deferred rent	—	141,901	6,539	—	148,440
Lease contracts above market value, net	—	9,429	—	—	9,429
Deferred costs, net	19,624	17,822	5,862	—	43,308
Investment in affiliates	2,306,880	—	—	(2,306,880)	—
Prepaid expenses and other assets	2,073	38,188	1,876	—	42,137
Total assets	$2,525,612	$2,347,763	$180,759	$(2,306,880)	$2,747,254

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	120,000	—	—	—	120,000
Unsecured notes payable	731,889	—	—	—	731,889
Accounts payable and accrued liabilities	4,698	18,760	3,219	—	26,677
Construction costs payable	—	3,991	18,252	—	22,243
Accrued interest payable	4,645	—	6	—	4,651
Distribution payable	25,902	—	—	—	25,902
Lease contracts below market value, net	—	11,403	—	—	11,403
Prepaid rents and other liabilities	49	47,865	3,146	—	51,060
Total liabilities	887,183	82,019	139,623	—	1,108,825
Redeemable partnership units	409,280	—	—	—	409,280
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2013	166,250	—	—	—	166,250
Common units, 64,059,632 issued and outstanding at September 30, 2013	868,914	2,265,744	41,136	(2,306,880)	868,914
General partner’s capital, 662,373 common units issued and outstanding at September 30, 2013	8,985	—	—	—	8,985
Total partners’ capital	1,229,149	2,265,744	41,136	(2,306,880)	1,229,149
Total liabilities & partners’ capital	$2,525,612	$2,347,763	$180,759	$(2,306,880)	$2,747,254

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$72,126	$1,071	$—	$73,197
Buildings and improvements	—	2,210,314	105,185	—	2,315,499
	—	2,282,440	106,256	—	2,388,696
Less: accumulated depreciation	—	(302,745)	(22,995)	—	(325,740)
Net income producing property	—	1,979,695	83,261	—	2,062,956
Construction in progress and land held for development	—	204,533	14,401	—	218,934
Net real estate	—	2,184,228	97,662	—	2,281,890
Cash and cash equivalents	18,240	361	681	—	19,282
Rents and other receivables	15	2,729	1,096	—	3,840
Deferred rent	—	135,937	8,892	—	144,829
Lease contracts above market value, net	—	10,255	—	—	10,255
Deferred costs, net	10,711	20,442	4,517	—	35,670
Investment in affiliates	2,280,723	—	—	(2,280,723)	—
Prepaid expenses and other assets	2,101	26,877	1,819	—	30,797
Total assets	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$—	$—	$—	$18,000
Mortgage notes payable	—	139,600	—	—	139,600
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,240	16,312	2,728	—	22,280
Construction costs payable	5	6,100	229	—	6,334
Accrued interest payable	2,290	311	—	—	2,601
Distribution payable	22,177	—	—	—	22,177
Lease contracts below market value, net	—	14,022	—	—	14,022
Prepaid rents and other liabilities	53	32,478	2,993	—	35,524
Total liabilities	595,765	208,823	5,950	—	810,538
Redeemable partnership units	453,889	—	—	—	453,889
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2012	166,250	—	—	—	166,250
Common units, 62,678,556 issued and outstanding at December 31, 2012	901,361	2,172,006	108,717	(2,280,723)	901,361
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2012	9,525	—	—	—	9,525
Total partners’ capital	1,262,136	2,172,006	108,717	(2,280,723)	1,262,136
Total liabilities & partners’ capital	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$59,343	$3,976	$(38)	$63,281
Recoveries from tenants	3,940	28,776	2,911	(3,940)	31,687
Other revenues	—	382	1,037	(45)	1,374
Total revenues	3,940	88,501	7,924	(4,023)	96,342
Expenses:
Property operating costs	—	28,314	2,790	(3,985)	27,119
Real estate taxes and insurance	—	3,480	150	—	3,630
Depreciation and amortization	18	22,380	1,140	—	23,538
General and administrative	3,534	21	109	—	3,664
Other expenses	161	—	751	(38)	874
Total expenses	3,713	54,195	4,940	(4,023)	58,825
Operating income	227	34,306	2,984	—	37,517
Interest income	32	—	—	—	32
Interest:
Expense incurred	(12,467)	420	(1)	—	(12,048)
Amortization of deferred financing costs	(820)	22	(51)	—	(849)
Loss on early extinguishment of debt	(30,610)	—	—	—	(30,610)
Equity in earnings	37,680	—	—	(37,680)	—
Net (loss) income	(5,958)	34,748	2,932	(37,680)	(5,958)
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net (loss) income attributable to common units	$(12,769)	$34,748	$2,932	$(37,680)	$(12,769)

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$52,188	$4,491	$(38)	$56,641
Recoveries from tenants	3,517	24,519	3,240	(3,517)	27,759
Other revenues	—	305	786	(45)	1,046
Total revenues	3,517	77,012	8,517	(3,600)	85,446
Expenses:
Property operating costs	—	24,968	3,118	(3,562)	24,524
Real estate taxes and insurance	—	4,491	140	—	4,631
Depreciation and amortization	28	21,154	1,349	—	22,531
General and administrative	3,406	21	546	—	3,973
Other expenses	119	—	653	(38)	734
Total expenses	3,553	50,634	5,806	(3,600)	56,393
Operating (loss) income	(36)	26,378	2,711	—	29,053
Interest income	109	—	—	(76)	33
Interest:
Expense incurred	(11,889)	(45)	(76)	76	(11,934)
Amortization of deferred financing costs	(682)	(192)	—	—	(874)
Equity in earnings	28,776	—	—	(28,776)	—
Net income (loss)	16,278	26,141	2,635	(28,776)	16,278
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$9,467	$26,141	$2,635	$(28,776)	$9,467

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$173,651	$11,936	$(113)	$185,474
Recoveries from tenants	11,317	79,315	7,758	(11,317)	87,073
Other revenues	—	1,191	2,046	(119)	3,118
Total revenues	11,317	254,157	21,740	(11,549)	275,665
Expenses:
Property operating costs	—	79,433	7,401	(11,436)	75,398
Real estate taxes and insurance	—	10,572	372	—	10,944
Depreciation and amortization	64	66,424	3,285	—	69,773
General and administrative	12,039	78	429	—	12,546
Other expenses	600	296	1,448	(113)	2,231
Total expenses	12,703	156,803	12,935	(11,549)	170,892
Operating (loss) income	(1,386)	97,354	8,805	—	104,773
Interest income	(200)	20	—	265	85
Interest:
Expense incurred	(36,731)	(595)	101	(265)	(37,490)
Amortization of deferred financing costs	(2,206)	(222)	(114)	—	(2,542)
Loss on early extinguishment of debt	(30,610)	(1,700)	—	—	(32,310)
Equity in earnings	103,649	—	—	(103,649)	—
Net income (loss)	32,516	94,857	8,792	(103,649)	32,516
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net (loss) income attributable to common units	$12,083	$94,857	$8,792	$(103,649)	$12,083

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$—	$152,222	$13,475	$(113)	$165,584
Recoveries from tenants	10,226	68,348	9,225	(10,226)	77,573
Other revenues	—	903	2,537	(111)	3,329
Total revenues	10,226	221,473	25,237	(10,450)	246,486
Expenses:
Property operating costs	—	71,827	8,870	(10,337)	70,360
Real estate taxes and insurance	—	8,800	415	—	9,215
Depreciation and amortization	90	62,757	4,038	—	66,885
General and administrative	11,807	97	1,810	—	13,714
Other expenses	135	—	2,124	(113)	2,146
Total expenses	12,032	143,481	17,257	(10,450)	162,320
Operating (loss) income	(1,806)	77,992	7,980	—	84,166
Interest income	299	—	—	(187)	112
Interest:
Expense incurred	(35,608)	(863)	(187)	187	(36,471)
Amortization of deferred financing costs	(2,069)	(608)	—	—	(2,677)
Equity in earnings	84,314	—	—	(84,314)	—
Net income (loss)	45,130	76,521	7,793	(84,314)	45,130
Preferred unit distributions	(20,241)	—	—	—	(20,241)
Net income (loss) attributable to common units	$24,889	$76,521	$7,793	$(84,314)	$24,889

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(36,793)	$165,509	$11,934	$—	$140,650
Cash flow from investing activities
Investments in real estate – development	(8)	(27,469)	(22,687)	—	(50,164)
Land acquisition costs	—	—	(14,186)	—	(14,186)
Investments in affiliates	80,340	6,545	(86,885)	—	—
Interest capitalized for real estate under development	—	(453)	(1,069)	—	(1,522)
Improvements to real estate	—	(4,871)	(164)	—	(5,035)
Additions to non-real estate property	(6)	(18)	—	—	(24)
Net cash provided by (used in) investing activities	80,326	(26,266)	(124,991)	—	(70,931)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	—	—	—	102,000
Repayments	(120,000)	—	—	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Unsecured term loan:
Proceeds	120,000	—	—	—	120,000
Unsecured notes payable:
Proceeds	600,000	—	—	—	600,000
Repayments	(418,111)	—	—	—	(418,111)
Payments of financing costs	(16,369)	(4)	(1,700)	—	(18,073)
Payments for early extinguishment of debt	(25,462)	—	—	—	(25,462)
Exercises of stock options	61	—	—	—	61
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(73,124)	—	—	—	(73,124)
Net cash provided by (used in) financing activities	131,203	(139,604)	113,300	—	104,899
Net increase (decrease) in cash and cash equivalents	174,736	(361)	243	—	174,618
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$192,976	$—	$924	$—	$193,900

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(37,301)	$129,718	$10,323	$—	$102,740
Cash flow from investing activities
Investments in real estate – development	(25)	(73,359)	(9,370)	—	(82,754)
Investments in affiliates	46,653	(45,398)	(1,255)	—	—
Interest capitalized for real estate under development	—	(2,654)	—	—	(2,654)
Improvements to real estate	—	(3,306)	(27)	—	(3,333)
Additions to non-real estate property	(17)	(38)	—	—	(55)
Net cash provided by (used in) investing activities	46,611	(124,755)	(10,652)	—	(88,796)
Cash flow from financing activities
Line of credit:
Proceeds	15,000	—	—	—	15,000
Repayments	(35,000)	—	—	—	(35,000)
Repayments of mortgage notes payable	—	(3,900)	—	—	(3,900)
Payments of financing costs	(2,084)	—	—	—	(2,084)
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Exercises of stock options	868	—	—	—	868
Advances from related parties	4,000	—	—	—	4,000
Distributions	(51,199)	—	—	—	(51,199)
Net cash used in financing activities	(5,721)	(3,900)	—	—	(9,621)
Net increase (decrease) in cash and cash equivalents	3,589	1,063	(329)	—	4,323
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$12,763	$1,259	$398	$—	$14,420

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2013, owned 80.3% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”). DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of September 30, 2013, the Company owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, the Company also owns certain properties for future development and parcels of land that it intends to develop in the future, into wholesale data centers. With this portfolio of properties, the Company believes that it is well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing its growing portfolio.

The following tables present certain data of the operating properties and development projects as of September 30, 2013:

Operating Properties
As of September 30, 2013

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Raised Square Feet (2)	Critical Load MW (3)	% Leased (4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	52%	52%
SC1 Phase I (6)	Santa Clara, CA	2011	180,000	88,000	18.2	100%	94%
VA3	Reston, VA	2003	256,000	147,000	13.0	71%	71%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Total Operating Properties			2,534,000	1,255,000	218.5	94%	93%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

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

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 205.3 MW. Leases executed as of September 30, 2013 represent $258 million of base rent on a GAAP basis and $261 million of base rent on a cash basis over the next twelve months. Management fees from executed leases are included in recoveries from tenants and are estimated to be $17 million of revenue over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

(6)	100% commenced as of October 1, 2013.

Lease Expirations
As of September 30, 2013
The following table sets forth a summary schedule of lease expirations of the operating properties for each of the ten calendar years beginning with 2013. The information set forth in the table below assumes that tenants exercise no renewal options and takes into account tenants’ early termination options.

Year of Lease Expiration	Number of Leases Expiring (1)	Raised Square Feet of Expiring Commenced Leases (in thousands) (2)	% of Leased Raised Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2013 (4)	1	3	0.3%	430	0.2%	0.2%
2014	4	19	1.6%	2,874	1.4%	1.7%
2015	4	70	6.0%	13,812	6.8%	6.5%
2016	4	32	2.7%	4,686	2.3%	2.4%
2017	13	96	8.2%	17,619	8.6%	8.8%
2018	19	215	18.4%	39,298	19.2%	18.4%
2019	10	158	13.5%	29,735	14.6%	14.0%
2020	10	106	9.1%	16,496	8.1%	8.6%
2021	8	153	13.1%	26,544	13.0%	13.2%
2022	6	75	6.4%	12,812	6.2%	7.1%
After 2022	16	244	20.7%	39,900	19.6%	19.1%
Total	95	1,171	100%	204,206	100%	100%

(1)	Represents 34 tenants with 95 lease expiration dates. Top four tenants represent 61% of annualized base rent.

(2)	Raised square footage is that portion of gross building area where the tenants locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 204.2 MW as of September 30, 2013.

(4)
This lease will expire on December 31, 2013, representing 2,800 raised square feet, 430 kW of critical load and 0.2% of annualized base rent as notice was provided. This space has been re-leased with the new lease expected to commence on January 1, 2014 and expire in 2019.

Development Projects
As of September 30, 2013
($ in thousands)

Property	Property Location	Gross Building Area (1)	Raised Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased

Current Development Projects
SC1 Phase IIA	Santa Clara, CA	90,000	44,000	9.1	$105,000 - $115,000	$35,681	50%
ACC7 Phase I	Ashburn, VA	126,000	70,000	11.9	85,000 - 90,000	23,408	0%
		216,000	114,000	21.0	190,000 - 205,000	59,089

Future Development Projects/Phases
SC1 Phase IIB	Santa Clara, CA	90,000	44,000	9.1	46,000 - 50,000	30,835
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	78,000 - 82,000	44,521
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		590,000	308,000	57.0	$163,212 - $171,212	114,568
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		3,784
CH2	Elk Grove Village, IL	338,000	167,000	25.6		14,271
SC2	Santa Clara, CA	200,000	125,000	26.0		5,688
		638,000	342,000	62.0		23,743
Total		1,444,000	764,000	140.0		$197,400

(1)
Gross building area is the entire building area, including raised square footage (the portion of gross building area where the tenants’ computer servers are located), tenant common areas, areas controlled by the Company (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to the tenants. The amount listed for CH2 is an estimate.

(2)
Raised square footage is that portion of gross building area where the tenants locate their computer servers. ACC7 and CH2 will be built without a raised floor and the above represents computer room square footage. The amount listed for CH2 is an estimate.

(3)
Critical load (also referred to as IT load or load used by tenants’ servers or related equipment) is the power available for exclusive use by tenants expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The amount listed for CH2 is an estimate.

(4)
Current development projects include land, capitalization for construction and development and capitalized operating carrying costs, as applicable, upon completion. Capitalized interest is excluded. Future development projects / phases other than SC1 Phase IIB include, land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

(5)
Amount capitalized as of September 30, 2013. Future development projects / phases other than SC1 Phase IIB include, land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

Development Update
In May 2013, the Company executed an agreement with its general contractor to build the entire shell and portions of the underground conduit at ACC7 and to fully develop the first phase of ACC7 (11.89 MW of critical load) with expected completion in the second quarter of 2014. ACC7 is expected to be built in four phases totaling 41.60 MW of available critical load. In August 2013, the Company executed an agreement with its general contractor to fully develop Phase IIA of SC1 totaling 9.10 MW of critical load. SC1 Phase IIA is 50% pre-leased and is expected to be completed in the second quarter of 2014.

Leasing Update
The Company derives substantially all of its revenue from rents received from tenants under existing leases at each of the operating properties. Because the Company believes that critical load is the primary factor used by tenants in evaluating data center requirements, rents are based primarily on the amount of power that is made available to tenants, rather than the amount of space that they occupy. During the first nine months of 2013, the Company executed five leases and one pre-lease representing a total of 15.71 MW of critical load and 106,130 raised square feet of space with a weighted average lease term of 5.5 years that are expected to generate approximately $15.0 million of annualized GAAP base rent revenue. Two leases were at SC1 Phase I comprising 4.55 MW of critical load and 21,573 raised square feet, one lease was at CH1 comprising 1.73 MW of critical load and 10,151 raised square feet, one lease was at NJ1 comprising 2.28 MW of critical load and 22,353 raised square feet, one lease was at VA3 comprising 2.60 MW of critical load and 30,053 raised square feet, and the pre-lease was at SC1 Phase IIA comprising 4.55 MW of critical load and 22,000 raised square feet. Also, during the first nine months of 2013, the Company renewed three leases for a weighted average of 3.5 years totaling 4.55 MW and 21,700 raised square feet.
Each of the Company’s leases includes pass-through provisions under which tenants are required to pay for their pro rata share of most of the property-level operating expenses, such as real estate taxes and insurance – commonly referred to as a triple net lease. Also, tenants pay for certain of the Company's capital expenditures over their estimated life. In addition, under the Company’s triple-net lease structure, tenants pay directly for the power they use to run their servers and other computer equipment and power that is used to cool their space. The Company intends to continue to structure future leases as triple net leases. The Company’s leases also provide it with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by tenants to run their servers and cool their space. Also, most of the Company’s leases provide for annual rent increases, generally at a rate of 2%-3% or a function of the consumer price index.

As of September 30, 2013, the Company's operating portfolio was 94% leased. The Company is actively marketing the remaining 6% of vacancy, but it can provide no assurances regarding when the space will be leased or the rates that it will be able to charge for the space.

The Company leases space on a long-term basis, and the Company’s weighted average remaining lease term for commenced leases was approximately 7.0 years as of September 30, 2013. Although less than 11% of the Company’s leases – in terms of annualized base rent – are scheduled to expire through 2016, the Company’s ability to generate rental income over time will depend on its ability to retain tenants when their leases expire and re-lease space available from leases that expire or are terminated at attractive rates. Also, the Company receives expense reimbursement from tenants only on space that is leased. Vacant space results in portions of the Company's operating expenses being unreimbursed, which in turn negatively impacts revenues and net income.

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
The opportunity for revenue growth in the near term primarily depends on the Company’s ability to lease the 6% remaining vacant space in its operating portfolio. The opportunity for revenue growth beyond the near term will depend on the Company’s ability to lease space at the two data center facilities currently under development.
The Company has two data center facilities with significant amounts of vacant space - VA3 and NJ1 Phase I. VA3 has available for lease 29% of both the critical load power and raised floor space. NJ1 Phase I has available for lease 48% of the critical load power and 36% of raised floor space. Generally, under each lease, the percentage of available critical load power leased is equal to the percentage of square feet of raised floor space leased. At NJ1 Phase I, however, the terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provides for the lease of 25% of the square footage of raised floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the tenant has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of raised floor space leased. If, however, this tenant does not utilize this additional critical load power, it may not be possible for the Company to lease this available power to another tenant as part of a NJ1 Phase I lease. Consequently, the Company will seek to divert it for use in NJ1 Phase II, if and when that phase is developed. There is no assurance that the Company will be able to utilize this critical load power in NJ1 Phase II.

The Company’s two data center facilities currently under development are ACC7 Phase I, located in Ashburn, Virginia, and SC1 Phase IIA, located in Santa Clara, California. As discussed above, when completed, ACC7 Phase I will have 11.89 MW of critical load available for use by tenants and SC1 Phase IIA will have 9.10 MW of critical load available for use by tenants. Each of ACC7 Phase I and SC1 Phase IIA is expected to be completed in the second quarter of 2014. The entire 11.89 MW of critical load in ACC7 Phase I remains available to be leased, but only 4.55 MW of critical load in SC1 Phase IIA remains available to be leased, as 50% of the critical load of SC1 Phase IIA was pre-leased in the third quarter of 2013, as discussed above.
The Company takes into account various factors when negotiating the terms of its leases, which can vary among leases, including the following factors: the tenant’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of its stabilized properties, the Company has been able to lease vacant space at rates that provide a favorable return on its investment in these facilities. There appears to be increased pricing pressure in the markets in which the Company competes, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of its investment, that the Company can obtain as it pursues leasing available space. The returns on the Company’s investments it has achieved to date at the properties recently placed into service would be impacted negatively if it is unable to lease vacant space with rents equal to or above its historic rates.
The Company's four largest tenants comprised 61% of its annualized base rent as of September 30, 2013. None of the leases of the Company's three largest tenants have early termination rights. The fourth largest tenant has early termination rights in certain of its leases, and the Company has reflected these leases in the Lease Expiration Table above at the early termination dates. The Company expects these tenants to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If the Company cannot renew these leases at similar rates or attract replacement tenants on similar terms in a timely manner, the Company’s rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned 80.3% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of the Company’s operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income (loss) attributable to common shares is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Operating Revenue. Operating revenue for the three months ended September 30, 2013 was $96.3 million. This includes base rent of $63.3 million, tenant recoveries of $31.7 million, which includes the Company's property management fee, and other revenue of $1.3 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $85.4 million for the three months ended September 30, 2012. The increase of $10.9 million, or 12.8%, was primarily due to new leases commencing at ACC6, SC1 Phase I and CH1 Phase II.
Operating Expenses. Operating expenses for the three months ended September 30, 2013 were $58.8 million, compared to $56.4 million for the three months ended September 30, 2012. The increase of $2.4 million, or 4.3%, was primarily due to the following: $1.6 million of increased operating costs, real estate taxes and insurance primarily due to the opening of ACC6 Phase II in January 2013 and a $1.0 million increase in depreciation and amortization from the opening of ACC6 Phase II.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2013 was $12.9 million compared to interest expense of $12.8 million for the three months ended September 30, 2012. Total interest incurred for the three months ended September 30, 2013 was $14.0 million, of which $1.1 million was capitalized, as compared to $14.0 million for the corresponding period in 2012, of which $1.2 million was capitalized.
Loss on Early Extinguishment of Debt. For the three months ended September 30, 2013 the company incurred a loss of $30.6 million on the early extinguishment of $418.1 million of $550.0 million of its Unsecured Notes due 2017 (defined below) under a tender offer. The loss consists of $25.5 million of cash expended for the tender premium and fees and the non-cash write off of $5.1 million of unamortized deferred financing costs. The remaining $131.9 million of the Unsecured Notes due 2017 were called and redeemed in October 2013. The Company will record an additional loss on early extinguishment of approximately $8.7 million in the fourth quarter of 2013 consisting of a call premium of approximately $7.1 million and the non-cash write-off of $1.6 million of unamortized deferred financing costs.
Net Loss (Income) Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net loss (income) attributable to redeemable noncontrolling interests – operating partnership for the three months ended September 30, 2013 was a net loss of $2.5 million as compared to net income of $2.2 million for the three months ended September 30, 2012. The decrease of $4.7 million was primarily due to the Operating Partnership receiving its allocation of net loss in 2013 versus net income in 2012 partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership. OP unitholders redeemed 3.0 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from July 1, 2012 through September 30, 2013.
Net (Loss) Income Attributable to Common Shares. Net (loss) income attributable to common shares for the three months ended September 30, 2013 was a net loss of $10.2 million as compared to net income of $7.3 million for the three months ended September 30, 2012. The decrease of $17.5 million was primarily due to the loss on early extinguishment of debt of $30.6 million, partially offset by higher operating revenue and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Operating Revenue. Operating revenue for the nine months ended September 30, 2013 was $275.7 million. This includes base rent of $185.5 million, tenant recoveries of $87.1 million, which includes the Company's property management fee, and other revenue of $3.1 million, partially from a la carte projects for the Company's tenants performed by its TRS. This compares to revenue of $246.5 million for the nine months ended September 30, 2012. The increase of $29.2 million, or 11.8%, was primarily due to new leases commencing at ACC6, SC1 Phase I and CH1 Phase II, partially offset by one lease at VA3 that expired on April 30, 2012.
Operating Expenses. Operating expenses for the nine months ended September 30, 2013 were $170.9 million, compared to $162.3 million for the nine months ended September 30, 2012. The increase of $8.6 million, or 5.3%, was primarily due to the following: $6.8 million of increased operating costs, real estate taxes and insurance as ACC6 Phase II was opened in January 2013, CH1 Phase II was opened in February 2012 and real estate taxes increased at SC1 and CH1; and a $2.9 million increase in depreciation and amortization from the opening of CH1 Phase II and ACC6 Phase II. These increases were partially offset by a decrease in general and administrative expense of $1.2 million primarily due to increases in capitalization for development properties.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2013 was $40.0 million compared to interest expense of $39.1 million for the nine months ended September 30, 2012. Total interest incurred for the nine months ended September 30, 2013 was $41.6 million, of which $1.6 million was capitalized, as compared to $41.9 million for the corresponding period in 2012, of which $2.8 million was capitalized. The decrease in total interest incurred period over period was primarily due to the repayment of the ACC5 Term Loan in March 2013. Interest capitalized decreased period over period as the Company had higher cumulative development costs paid for its development project in the first nine months of 2012 compared to the first nine months of 2013.
Loss on Early Extinguishment of Debt. For the nine months ended September 30, 2013 the company incurred losses of $32.3 million on the early extinguishment of two pieces of debt. The Company extinguished $418.1 million of $550.0 million of its Unsecured Notes due 2017 under a tender offer in the third quarter of 2013 incurring a loss of $30.6 million. The loss consists of $25.5 million of cash expended for the tender premium and fees and the non-cash write off of $5.1 million of unamortized deferred financing costs. The remaining $131.9 million of the Unsecured Notes due 2017 were called and redeemed in October 2013. The Company will record an additional loss on early extinguishment of approximately $8.7 million in the fourth quarter of 2013 consisting of a call premium of approximately $7.1 million and the non-cash write-off of $1.6 million of unamortized deferred financing costs. The Company also extinguished its ACC5 Term Loan in the first quarter of 2013 incurring a loss of $1.7 million which was made up entirely of a non-cash write off of deferred financing costs.
Net Loss (Income) Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net loss (income) attributable to redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2013 was net income of $2.4 million as compared to net income of $5.8 million for the nine months ended September 30, 2012. The decrease of $3.4 million was primarily due to the Operating Partnership receiving its allocation of lower net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2012 through September 30, 2013.
Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2013 was $9.7 million as compared to $19.1 million for the nine months ended September 30, 2012. The decrease of $9.4 million was primarily due to the loss on early extinguishment of debt of $32.3 million, partially offset by higher operating revenue and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2013 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net cash provided by operating activities increased by $38.0 million, or 37.0%, to $140.7 million for the nine months ended September 30, 2013, as compared to $102.7 million for the corresponding period in 2012. The increase is primarily due to higher cash rents received from tenants and increases in accounts payable and accrued liabilities and prepaid rents and other liabilities, partially offset by increased prepaid expenses and other assets.
Net cash used in investing activities decreased by $17.9 million, or 20.2%, to $70.9 million for the nine months ended September 30, 2013 compared to $88.8 million for the corresponding period in 2012. The majority of cash used in investing activities in each period was expenditures for projects under development. During the nine months ended September 30, 2013, the Company had two projects under development, while it only had one project under development during the nine months ended September 30, 2012; however, development costs paid during the nine months ended September 30, 2013 were $32.6 million lower than for the corresponding period in 2012, and interest capitalized on these projects declined $1.1 million. This decrease was partially offset by a $14.2 million purchase of land in Chicago in August 2013 and a $1.7 million increase for improvements to real estate for the nine months ended September 30, 2013 as compared to the year ago period primarily due to a battery replacement project at VA4 and a lobby upgrade at VA3.
Net cash provided by financing activities was $104.9 million for the nine months ended September 30, 2013 compared to net cash used in financing activities of $13.6 million in the corresponding period in 2012. Cash provided by financing activities for the nine months ended September 30, 2013 consisted of $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $120.0 million of proceeds from the closing of the Unsecured Term Loan and $115.0 million of proceeds from the closing of the ACC3 Term Loan, partially offset by the repayment of $418.1 million of the $550.0 million of Unsecured Notes due 2017, repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $73.1 million paid for dividends and distributions, $25.5 million paid for the early extinguishment a portion of the Unsecured Notes due 2017, $18.0 million of net repayments under the unsecured revolving credit facility, $18.1 million in financing costs related to the Unsecured Notes due 2021, Unsecured Term Loan, ACC3 Term Loan and the amendments of the unsecured revolving credit facility and $1.3 million of scheduled principal payments on the ACC5 Term Loan. Cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock, partially offset by a $20.0 million net repayments of the unsecured revolving credit facility, $51.2 million paid for dividends and distributions, $2.1 million in financing costs paid to amend the unsecured revolving credit facility and $3.9 million in scheduled principal payments on the ACC5 Term Loan.

Market Capitalization
The following table sets forth the Company’s total market capitalization as of September 30, 2013:
Capital Structure as of September 30, 2013
(in thousands except per share data)

Line of credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				120,000
Unsecured Notes				731,889
Total Debt				966,889	28.5%
Common Shares	80%	64,722
Operating Partnership (“OP”) Units	20%	15,882
Total Shares and Units	100%	80,604
Common Share Price at September 30, 2013		$25.77
Common Share and OP Unit Capitalization			$2,077,165
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,428,415	71.5%
Total Market Capitalization				$3,395,304	100.0%
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
On November 19, 2012, the Board of Directors authorized a Repurchase Program to acquire up to $80.0 million of the Company's common shares. Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, DFT may repurchase its common stock pursuant to the program. During the nine months ended September 30, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. The Company may purchase an additional $42.2 million of its common stock pursuant to the stock repurchase program. DFT's Board of Directors has approved a new common stock repurchase program that will commence at the expiration of the existing program and expire on December 31, 2014. The new program will allow purchases of up to $80 million plus any unused authorized amounts from the current program.
On March 27, 2013, the Company entered into a 5-year, $115 million term loan facility secured by the its ACC3 data center and an assignment of the lease agreement between the Company and the tenant of ACC3. The Company used the proceeds from this loan, as well as cash on hand, to repay its $138.3 million ACC5 term loan, which was scheduled to mature in 2014.
In September 2013, the Company entered into a $195 million senior unsecured term loan ("Unsecured Term Loan").  This loan bears interest at LIBOR plus 1.75% and matures on February 15, 2019. In October 2013, the company exercised the accordion feature increasing the term loan $55 million to $250 million.  The Unsecured Term Loan includes a delayed draw feature, of which the company drew $120.0 million in September and has drawn $34.0 million in the fourth quarter to date. The Company must draw the remaining balance of $96.0 million by January 10, 2014.

In September 2013, the Operating Partnership issued $600 million of senior notes due September 15, 2021 at par bearing an interest rate of 5.875% (the "Unsecured Notes due 2021"). A portion of the proceeds from this offering were used to fund a tender offer to purchase the $550 million senior notes due 2017 (the "Unsecured Notes due 2017"). Noteholders tendered $418.1 million of the $550 million outstanding and the Operating Partnership settled this tender on September 24, 2013 for $443.4 million which included a premium of $25.3 million. On September 24, 2013, the Operating Partnership called the remaining notes totaling $131.9 million and redeemed these notes on October 24, 2013 for $139.0 million which includes a premium of $7.1 million.
The ability to pay dividends to stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs the Company’s Unsecured Notes due 2021 limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.
A summary of the Company’s total debt as of September 30, 2013 and December 31, 2012 is as follows:
Debt Summary as of September 30, 2013 and December 31, 2012
($ in thousands)

	September 30, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	2.0%	4.5	$139,600
Unsecured	851,889	88%	5.7%	6.4	568,000
Total	$966,889	100%	5.3%	6.2	$707,600
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	8.0	$—
Unsecured Notes due 2017	131,889	14%	8.5%	0.1	550,000
Fixed Rate Debt	731,889	76%	6.3%	6.5	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.5	18,000
Unsecured Term Loan	120,000	12%	1.9%	5.4	—
ACC3 Term Loan	115,000	12%	2.0%	4.5	—
ACC5 Term Loan	—	—	—	—	139,600
Floating Rate Debt	235,000	24%	2.0%	4.9	157,600
Total	$966,889	100%	5.3%	6.2	$707,600

Note:	The Company capitalized interest and deferred financing cost amortization of $1.1 million and $1.6 million during the three and nine months ended September 30, 2013, respectively.
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, the Company entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, a subsidiary of the Company, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) a base rate, which is based on the lender's prime rate, plus 0.85%. The interest rate is currently at LIBOR plus 1.85%. The Company may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
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
The Company was in compliance with all of the covenants under the loan as of September 30, 2013.
Unsecured Term Loan

On September 13, 2013, the Company entered into a senior unsecured term loan (the "Unsecured Term Loan") providing for a $195 million facility. The Unsecured Term Loan matures on February 15, 2019, with no extension option. The Company drew $120.0 million under the Unsecured Term Loan at closing. Pursuant to a "delayed draw" feature in the loan agreement, the remaining $75 million balance can be advanced to the Company at any time subsequent to loan closing, in full or in increments of at least $25 million, provided that the full amount of the loan must be drawn no later than January 10, 2014.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, this accordion was exercised and the Unsecured Term Loan was increased to $250 million. An additional $34.0 million was advanced at the time of the accordion exercise, and the remaining $96.0 million must be advanced no later than January 10, 2014.
Under the terms of the loan, the Company may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes Due 2021 receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.75%	0.75%
Level 2	Greater than 35% but less than or equal to 40%	1.90%	0.90%
Level 3	Greater than 40% but less than or equal to 45%	2.05%	1.05%
Level 4	Greater than 45% but less than or equal to 52.5%	2.20%	1.20%
Level 5	Greater than 52.5%	2.40%	1.40%
As of September 30, 2013, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the loan also provide that, in the event the Company receives an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.95%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	1.05%	0.05%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.20%	0.20%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.50%	0.50%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.95%	0.95%
Following the receipt of such investment grade rating, the terms of the loan provide for the adjustment of the applicable margin from time to time according to the rating then in effect.

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of Unsecured Credit Facility (as defined below).

The Unsecured Term Loan requires that the Company comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the

Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets;

•	net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%;

•	total indebtedness not exceeding 60% of gross asset value;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $1.3 billion plus 80% of the sum of (i) net equity offering proceeds after March 21, 2012 and (ii) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries after March 21, 2012.

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the Lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrower under the Facility to be immediately due and payable.
The Company was in compliance with all of the covenants under the loan as of September 30, 2013.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million 5.875% senior notes due 2021 (the “Unsecured Notes due 2021”). The Unsecured Notes due 2021 were issued at face value. The Company will pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year, beginning March 15, 2014.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land, the Company’s taxable REIT subsidiary (“TRS”), DF Technical Services, LLC and the Company's property management subsidiary, DF Property Management LLC.
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at the option of the Operating Partnership, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, the Operating Partnership must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances the Operating Partnership may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of the Company's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of the Company or certain of its subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. The Company was in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2013.
Unsecured Credit Facility
In June 2013, the Company exercised the accordion feature on its unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
Under the terms of the facility, the Company may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to the Company's Unsecured Notes due 2021 receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of September 30, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event the Company receives an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Company’s indenture governing the terms of the Unsecured Notes due 2021, listed above.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.
In June 2013, the Company amended its unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

As of September 30, 2013, no amounts were outstanding under the facility, with no letters of credit.
The facility requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. The Company was in compliance with all covenants under the facility as of September 30, 2013.
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

Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. The Company paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, the Company commenced a tender offer to repurchase the notes at 106.04%. Under the early deadline for this offer, $418.1 million of these notes were tendered and the Company paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. This write-off, as well as the tender consideration and fees, is included in loss on early extinguishment of debt on the accompanying statements of operations. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.

A summary of the Company’s debt maturity schedule as of September 30, 2013 is as follows:
Debt Maturity as of September 30, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2013	$131,889	(1)	$—		$131,889	13.6%	8.5%
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(3)	3,750	0.4%	2.0%
2017	—		8,750	(3)	8,750	0.9%	2.0%
2018	—		102,500	(3)	102,500	10.6%	2.0%
2019	—		120,000	(4)	120,000	12.4%	1.9%
2020	—		—		—	—	—
2021	600,000	(2)	—		600,000	62.1%	5.9%
Total	$731,889		$235,000		$966,889	100%	5.3%

(1)	The remaining Unsecured Notes due 2017 were irrevocably called on September 24, 2013 and were redeemed on October 24, 2013.

(2)	The 5.875% Unsecured Notes due 2021 were issued in September 2013.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(4)
The Unsecured Term Loan matures on February 15, 2019 with no extension option. In October 2013, the Company exercised the accordion feature, increasing this loan to $250 million and drawing an additional $34.0 million. The remaining balance of $96.0 million must be drawn by January 10, 2014.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2013, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations	$131,889	$—	$12,500	$822,500	$966,889
Interest on long-term debt obligations	5,414	79,143	79,720	144,128	308,405
Construction costs payable	22,243	—	—	—	22,243
Commitments under development contracts	66,057	—	—	—	66,057
Operating leases	102	819	292	—	1,213
Total	$225,705	$79,962	$92,512	$966,628	$1,364,807

Off-Balance Sheet Arrangements
As of September 30, 2013, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income (1)	$(5,958)	$16,278	$32,516	$45,130
Depreciation and amortization	23,538	22,531	69,773	66,885
Less: Non real estate depreciation and amortization	(218)	(251)	(689)	(785)
FFO (2)	$17,362	$38,558	$101,600	$111,230

(1)	Net (loss) income for the three and nine months ended September 30, 2013 includes a loss on early extinguishment of debt of $30.6 million and $32.3 million, respectively.

(2)
Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. The Company calculates FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net (loss) income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company also presents FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.

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
The Company’s variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on the Company’s variable rate debt outstanding as of September 30, 2013 would decrease future net income and cash flows by $2.4 million annually less the impact of capitalization of interest incurred on the Company’s net income. Because one month LIBOR was approximately 0.2% at September 30, 2013, a decrease of 0.2% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on the Company’s net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, the Company may take specific actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure. The Company believes that it has effectively managed interest rate exposure because the majority of its indebtedness bears a fixed rate of interest. At September 30, 2013, 76% of the Company’s indebtedness was fixed rate debt. The Company also utilizes preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

4.1
Second Supplemental Indenture with respect to the 8½% Senior Notes due 2017, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., as Issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 30, 2013 (Registration No. 001-33748)).

4.2.1
Indenture with respect to the 5⅞ Senior Notes due 2021, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.2.2
Registration Rights Agreement, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

10.1.1
Term Loan Agreement, dated as of September 13, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent and a Lender, the other lending institutions that are parties thereto, as Lenders, and RBC Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.1.2
Guaranty, dated as of September 13, 2013, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, Xeres Ventures LLC and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

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

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	October 24, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	October 24, 2013	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

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

4.1
Second Supplemental Indenture with respect to the 8½% Senior Notes due 2017, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., as Issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 30, 2013 (Registration No. 001-33748)).

4.2.1
Indenture with respect to the 5⅞ Senior Notes due 2021, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.2.2
Registration Rights Agreement, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

10.1.1
Term Loan Agreement, dated as of September 13, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent and a Lender, the other lending institutions that are parties thereto, as Lenders, and RBC Capital Markets, as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

10.1.2
Guaranty, dated as of September 13, 2013, by DuPont Fabros Technology, Inc., Grizzly Equity LLC, Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Interests LLC, Tarantula Ventures LLC, Whale Holdings LLC, Whale Interests LLC, Whale Ventures LLC, Yak Management LLC, Yak Interests LLC, Xeres Management LLC, Xeres Interests LLC, Xeres Ventures LLC and Fox Properties LLC for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 19, 2013 (Registration No. 001-33748)).

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

101
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.