Form 10-K
period 2013-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2014-02-12
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2013.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

1212 New York Avenue, NW, Suite 900 Washington, D.C.	20005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 728-0044
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common shares held by non-affiliates of the registrant was $1,543 million as of June 30, 2013.
As of February 7, 2014, there were 65,655,906 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference
Portions of the Company's Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders scheduled for May 28, 2014 to be filed with the Securities and Exchange Commission no later than April 30, 2014, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of December 31, 2013, DFT owned 80.6% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
We believe combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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
We operate DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
We believe it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2013 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
In order to highlight the few differences between DFT and the Operating Partnership, there are sections in this report that discuss DFT and the Operating Partnership separately, including separate financial statements, controls and procedures sections, and Exhibit 31 and 32 certifications. In the sections that combine disclosure for DFT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and we operate the business through our Operating Partnership.

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate developments in our markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully lease vacant space in or operate properties;

•	defaults on or non-renewal of leases by customers, including by our four largest customers that accounted for 62% of our annualized base rent as of December 31, 2013;

•	failure to collect customer obligations and note receivables;

•	failure to obtain necessary financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	decreased rental rates, increased vacancy rates or customer bankruptcies;

•	increased interest rates;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations, including disruptions in the financial and credit markets and the availability of capital and other financing; and

•	changes in real estate and zoning laws.
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS
The Company
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of, and, as of December 31, 2013, owned 80.6% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). The remaining 19.4% common economic interest was owned by certain individuals and entities that hold redeemable noncontrolling interests-operating partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services.  Our ten data centers are located in four major U.S. markets, which total 2.5 million gross square feet and 218 megawatts of available critical load to power the servers and computing equipment of our customers.
We lease the computer room square feet and available power of each of our facilities to customers under long-term triple-net leases, most of which contain annual rental increases. We have 33 customers with 96 different lease expirations, with approximately 10% of the expirations occurring over the next three years. The weighted average remaining term of our leases is approximately seven years. We are positioned to be a preferred provider to the Fortune 1000 and, as of January 1, 2014, our customers included five of the Fortune 25 and 21 of the Fortune 1000, which includes private or foreign enterprises of equivalent size. These 21 customers provided 75% of our annualized base rent as of January 1, 2014. Additionally, as of January 1, 2014, our top four customers provided 62% of our annualized base rent and our top 10 customers provided 82% of our annualized base rent. Our goal is to continue to expand and grow our customer roster. Our data centers are strategically located in major population centers with significant electrical power availability and hubs of extensive fiber network connectivity. For the year ended December 31, 2013, we generated $375.1 million of total revenues, $53.6 million in net income and $21.1 million of net income attributable to common shares, and, as of December 31, 2013, we had total assets of $2.7 billion.
As of December 31, 2013, we held a fee simple interest in ten operating data centers - referred to as ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I; two data center properties under development - referred to as ACC7 Phase I and SC1 Phase IIA; data center properties held for future development - referred to as NJ1 Phase II, SC1 Phase IIB and ACC7 Phases II-IV; and land to be used to develop three additional data centers - referred to as ACC8, CH2 and SC2. With this portfolio of operating and development properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We believe that our data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world's largest technology companies. Critical load is that portion of each facility's total power capacity that is made available for the exclusive use by our customers to operate their computer servers. Because we believe that critical load is the primary factor used by customers in evaluating their data center requirements, our rents are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. Accordingly, throughout this Form 10-K, we discuss our operations in terms of critical load because it is one of the primary metrics that we use to manage our business. Also provided is information relating to each facility's total gross building area and its computer room square feet, which is the net rentable square feet of each of our facilities.
Through our taxable REIT subsidiary, we also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.
In 2014, to expand on our offering of wholesale data center space to customers, we plan to introduce a colocation service that will enable customers to procure the use of one or more individual cabinets to house their servers and other computer equipment. We expect that this offering will appeal to customers that do not require the amount of critical load or computing space typically utilized by customers at a wholesale data center, but do require a secure and reliable environment for their servers and equipment. We plan to offer this service at two of our locations: our ACC5 data center facility in Ashburn, Virginia, where we will make 0.5 MW of critical load available for this initiative and dedicate up to 80 cabinets for the service; and (ii) our NJ1 data center facility in Piscataway, New Jersey, where we will make 0.3 MW of critical load available for this initiative and dedicate up to 40 cabinets for the service. In addition to offering the use of individual cabinets, we will provide limited “hands-on” services to support the deployment and operation of the customers’ servers. These services will include populating cabinets with customers’ servers and computer networking equipment, receiving and handling of deliveries of customer equipment, escorting customers’ vendors, installing fiber-optic cables and connecting servers to telecommunications equipment, and performing “power on/power off” (rebooting) of customer computer equipment.
Market Opportunity
Data centers are buildings that house a large number of computer servers and include the key related infrastructure necessary for operation of the servers, including systems for power distribution, environmental control, fire suppression and security. Network access is typically provided into a data center using optical fiber, normally from a variety of telecommunications carriers. The data center market in North America is highly fragmented with more than 300 companies providing different forms of multi-tenant data center services in North America, although not all data center providers are wholesale data center providers. Wholesale data center providers lease to a limited number of customers large amounts of space, which can range in size from 2,500 to 50,000 square feet, typically in space that has been segregated with cages or in separate rooms within the data center referred to as cells or pods. The wholesale data center model allows technology and enterprise companies to design their own server layout and manage the operation of their servers; generally offers greater power within a single data center facility, which provides savings on the cost to operate the data center infrastructure through economies of scale; and provides secure facilities with security and technical staff on-site 24 hours a day, seven days a week to protect and support the critical business processes of the customers operating their servers.
In contrast, colocation providers operate on a retail model and serve customers with smaller data processing requirements by renting individual racks/cabinets or small amounts of space that can range in size from 500 to 5,000 square feet in size, but offers customers services related to the management and operation of their servers. We expect that when we introduce our colocation offering, it will compete in this market.
The top ten United States global wholesale data center markets are projected to have increased demand in 2014, according to Tier1Research's December 2013 report “North American Multi-Tenant Datacenter Supply Top Ten Markets-2013.” This report forecasts the following growth in demand for 2014 in each of the markets in which we own and operate data centers: Northern Virginia - 15%, New York /New Jersey - 12%, Chicago - 10% and Silicon Valley/Santa Clara - 7%. We believe that the total data center market is increasing primarily as a result of the continued strong growth in Internet traffic and increased outsourcing by enterprises.
Competitive Strengths
We believe that we distinguish ourselves from other data center providers through the following competitive strengths:
Data centers strategically located with high power capacity. Our operating and planned development properties are strategically located in the Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. We believe that these locations help attract and retain customers because access to less expensive power yields significant cost savings for our customers under the terms of our triple-net leases, and the proximity to large population centers enhances performance by reducing latency (the time it takes a packet of information to reach the end user). Additionally, our facilities are engineered to provide critical load sufficient to serve many of the world's largest technology companies, which require more power than many colocation facilities are designed to provide.
Long-term triple net leases to industry-leading customers with strong credit. Our customer base includes leading national and international technology companies. As of January 1, 2014, our four largest customers, Facebook, Inc., Microsoft Corporation, Yahoo! Inc. and Rackspace Hosting, which are currently under long term leases with staggered lease expirations, collectively accounted for 62% of our annualized base rent. Under the terms of our triple net leases, our customers occupy all or a percentage of each of our data centers and are obligated to reimburse us for property-level operating expenses. In addition, under our triple-net lease structure, customers pay for only the power they use to operate their computer servers and the power that is used to cool their space. We believe that this lease structure, together with the economies of scale resulting from the size of our data centers, results in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. Our triple-net lease terms also enable customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). Most of our leases provide for annual rent increases, and, as of December 31, 2013, our weighted average remaining lease term was approximately seven years.

Strong development track record and pipeline. We currently own and operate ten data centers, seven of which were 100% leased as of December 31, 2013. The other three are ACC5 at 98% leased, VA3 at 71% leased and NJ1 Phase I at 52% leased as of December 31, 2013. We are currently developing ACC7 Phase I for 11.9 MW of critical load and SC1 Phase IIA for 9.1 MW of critical load. Both of these developments are expected to be completed in mid-2014 and, as of December 31, 2013, SC1 Phase IIA was 50% pre-leased. We believe that our in-house development expertise, together with our relationships with contractors who are experienced in the construction of data centers, gives us a significant advantage over those of our competitors who are required to rely exclusively on third parties to develop, lease and maintain their properties. We currently have undeveloped property or parcels of land suitable for data center development in each of our four markets, which we believe gives us an advantage over those of our competitors who have to acquire suitable sites for future development.
Business Strategy
Our primary business objective is to maximize cash flow through the prudent management of a balanced portfolio of operating and development properties. The business strategies to achieve these objectives are:
Maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We strive to maximize our cash flows under these leases by including a monthly base rent obligation and property management fee to compensate us for the management of the properties, and a triple net structure, which obligates our customers to reimburse us for the costs that we incur to operate the data center, including the cost of electricity used by customers to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. Our customers are also obligated to reimburse us for certain of the capital expenditures of our operating properties over the asset's estimated useful life, together with the associated cost of capital. Most of our leases provide for annual increases of base rent - either a flat rate of about 2-3% or based on the consumer price index.
Lease available space. Our primary focus for 2014 is to lease our available vacant space. As of December 31, 2013, we had two operating properties with vacant space available to be leased: NJ1 Phase I, placed into service in November 2010, and VA3, which had a customer depart in 2012 following the expiration of the term of its lease. Additional space will become available in mid-2014 when we place ACC7 Phase I and SC1 Phase IIA, which was 50% pre-leased as of December 31, 2013, into service.
Expand and diversify customer base. Our existing customer base consists primarily of large technology companies, and three of our stabilized data center properties are leased by two of our largest customers under long-term leases with staggered lease expirations in two of the facilities. In recent years, we have been expanding our customer base by marketing our available space to other customers, including financial services companies, enterprise companies and government agencies, which demand data center space in smaller quantities - generally 10 MW or less - than large technology companies.
Prudently build-out our current development pipeline. We determine when to develop data center properties based on pre-leases, the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Currently we have the first phase of ACC7 located in Ashburn, Virginia, and a portion of the second phase of SC1, located in Santa Clara, California, under development. These two developments are expected to be placed in service in mid-2014. We anticipate placing a portion of CH2, located in Elk Grove Village, Illinois, into development in 2014 with an expected placed in service date in the first half of 2015. Additionally, we will look to develop ACC8, located in Ashburn, Virginia, and SC2, located in Santa Clara, California, in the future. We intend to finance future developments through a combination of cash generated from operations and equity and debt financing.
Properties
Operating Properties
For the year ended December 31, 2013, we executed five leases and a pre-lease comprising a total of 15.71 MW of critical load and 106,130 computer room square feet with an average lease term of 5.5 years. In addition, for the year ended December 31, 2013, we extended the terms of five leases that comprise a total of 5.72 MW of critical load and 31,460 computer room square feet for an average of 3.8 years. The weighted average base rent, measured on a general accepted accounting principles ("GAAP") basis, for all of the leases that have commenced at our operating properties as of December 31, 2013 was $103 per kilowatt per month. This amount excludes the reimbursed operating expenses and management fees under our triple-net lease structure.
The vacant space at ACC5 equating to its 2% vacancy is being used for a colocation product that we expect to introduce in 2014.

The following table presents a summary of our operating properties as of January 1, 2014:
Operating Properties
As of January 1, 2014

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet (2)	Critical Load MW (3)	% Leased (4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	52%	52%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	13.0	71%	71%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Total Operating Properties			2,534,000	1,255,000	218.5	94%	94%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including computer room square footage (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 205.3 MW. Leases executed as of January 1, 2014 represent $275 million of base rent on a GAAP basis and $283 million of base rent on a cash basis over the next twelve months. Both amounts include $17 million of revenue from management fees over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.
Customer Diversification
As of January 1, 2014, our operating property portfolio of commenced leases had 33 data center customers with 96 different lease expiration dates. As of January 1, 2014, our four largest customers, Facebook, Microsoft, Yahoo! and Rackspace accounted for 62% of our annualized base rent. As of January 1, 2014, we had commenced three leases with Facebook, with expiration dates ranging from 2018 to 2022 and an option by Facebook to renew one lease for three years. As of January 1, 2014, we had commenced six leases with Microsoft, with expiration dates ranging from 2017 to 2026 and options by Microsoft to renew three of these leases for five years and one of these leases from one to five years. As of January 1, 2014, we had commenced two leases with Yahoo!, with expiration dates ranging from 2015 to 2019 and options by Yahoo! to renew these leases for five years. As of January 1, 2014 we had commenced three leases with Rackspace, with expiration dates ranging from 2019 to 2033 and options by Rackspace to renew these leases for five years.
For revenue information for our top four customers for the last three years, see Note 5 to the Company's consolidated financial statements included herein.
Lease Expirations
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2014. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Lease Expirations
As of January 1, 2014

Year of Lease Expiration	Number of Leases Expiring (1)	Computer Room Square Feet of Expiring Commenced Leases (in thousands) (2)	% of Leased Computer Room Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2014	2	8	0.7%	1,705	0.8%	1.1%
2015	4	70	6.0%	13,812	6.7%	6.7%
2016	4	32	2.7%	4,686	2.3%	2.4%
2017	13	96	8.2%	17,619	8.6%	8.7%
2018	19	215	18.3%	39,298	19.1%	18.4%
2019	13	171	14.5%	31,337	15.3%	14.8%
2020	10	106	9.0%	16,496	8.0%	8.7%
2021	9	159	13.5%	27,682	13.5%	13.8%
2022	6	75	6.4%	12,812	6.1%	7.2%
2023	4	48	4.1%	6,475	3.2%	2.7%
After 2023	12	196	16.6%	33,425	16.4%	15.5%
Total	96	1,176	100%	205,347	100%	100%

(1)	Represents 33 customers with 96 lease expiration dates. Top four customers represent 62% of annualized base rent.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 205.3 MW as of January 1, 2014.

Development Projects
The following table presents a summary of our development properties as of December 31, 2013:
Development Projects
As of December 31, 2013
($ in thousands)

Property	Property Location	Gross Building Area (1)	Computer Room Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased

Current Development Projects
SC1 Phase IIA	Santa Clara, CA	90,000	44,000	9.1	$105,000 - $115,000	$64,972	50%
ACC7 Phase I	Ashburn, VA	126,000	70,000	11.9	85,000 - 90,000	68,402	0%
		216,000	114,000	21.0	190,000 - 205,000	133,374

Future Development Projects/Phases
SC1 Phase IIB	Santa Clara, CA	90,000	44,000	9.1	46,000 - 50,000	44,610
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	78,000 - 82,000	59,705
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		590,000	308,000	57.0	$163,212 - $171,212	143,527
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		3,855
CH2	Elk Grove Village, IL	338,000	167,000	25.6		15,702
SC2	Santa Clara, CA	200,000	125,000	26.0		5,610
		638,000	342,000	62.0		25,167
Total		1,444,000	764,000	140.0		$302,068

(1)
Gross building area is the entire building area, including computer room square footage (the portion of gross building area where our customers’ computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers. The amount listed for CH2 is an estimate.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. The amount listed for CH2 is an estimate.

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The amount listed for CH2 is an estimate.

(4)
Current development projects include land, capitalization for construction and development and capitalized operating carrying costs, as applicable, upon completion. Capitalized interest is excluded. Future development projects/phases other than SC1 Phase IIB include land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

(5)
Amount capitalized as of December 31, 2013. Future development projects/phases other than SC1 Phase IIB include land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

Competition
We believe we have two types of competitors:

•	Companies who choose to build, own and operate their own data centers rather than outsource, and

•	Owners, operators and developers of both wholesale and colocation data centers.
The data center market in North America is highly fragmented with more than 300 companies providing different forms of multi-tenant data center services in the top ten markets. In operating and managing our portfolio, we compete for customers based on factors including location, available critical load, amount of computer room square feet, flexibility, total cost for the customer and expertise in the design and operation of data centers.
We also face competition for the acquisition of land suitable for the development of wholesale data centers from real estate developers in our industry and in other industries. Such competition may have the effect of reducing the number of available properties for acquisition, increasing the price of any acquisition, and reducing the supply of wholesale data center space in the markets we seek to serve.
Regulation
Environmental Matters
We are required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that we use for emergency back-up power at our facilities. In addition, various environmental agencies that regulate air quality require that we obtain permits for the operation of our diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to us, or our ability to obtain the necessary permits to install or operating diesel engines, could delay or preclude our ability to construct or operate data center facilities.
Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, NJ1 and SC1), and the undeveloped land for our ACC8, SC2 and CH2 facilities, used these sites for industrial or retail purposes, and, therefore, each of those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large fuel storage tanks that we use to power our back-up engine generators. If any of these tanks were to release fuel into the environment, we would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may expose us to third-party liability, which could be for amounts that are material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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

Environmental laws and regulations regarding the handling of regulated substances and wastes apply to our properties, in particular regulations regarding the storage of petroleum for emergency/auxiliary power. The properties in our portfolio are also subject to various federal, state and local health and safety requirements, such as state and local fire requirements. If we or our customers fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will materially adversely impact our financial condition, results of operations, cash flow, cash available for distributions, the per share trading price of our common stock and our ability to satisfy our debt service obligations. We require our customers to comply with these environmental, health and safety laws and regulations and to indemnify us for any related liabilities. Environmental noncompliance liability could also affect a customer's ability to make rental payments to us.
Although each of our properties has been subjected to Phase I environmental site assessments, they are limited in scope, and may not identify all potential environmental liabilities or risks associated with these properties. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate any liabilities disclosed in the Phase I assessments.

The NJ1 property located in Piscataway, New Jersey, is subject to New Jersey's Industrial Site Recovery Act, or ISRA. Under ISRA or other clean up laws, New Jersey's Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution on or emanating from its site. In this case, the prior owner of the New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the NJ1 site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of its purchase contract with us to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the Seller's environmental, workers' compensation, and professional liability insurance policies, and we carry insurance regarding some of the risks associated with the known contamination at the New Jersey site as well. Nonetheless, as the current landowner, under ISRA and other clean up laws, we may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the Seller. We do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our current use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on our business. However, if we were to be held liable for any costs associated with environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.
Americans With Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. While it has not conducted a formal audit or investigation of our compliance with the ADA, we believe that our operating properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and we will continue to assess our properties and make alterations as appropriate in this respect.
Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, earthquakes, acts of God and floods. We have policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in our opinion, the properties in our portfolio are currently adequately insured. See “Item 1A. - Risk Factors - Risks Related to Our Business and Operations - Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.” Some risks to our properties, such as losses due to war, floods and earthquakes, are either not currently insured against or are insured subject to policy limits that may not be sufficient to cover all of our losses.
Employees
As of December 31, 2013, we had 92 full-time employees, with approximately 65% located at our various data centers in Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey; Santa Clara, California and the remainder located in Washington, D.C. at our corporate headquarters. We believe our relations with employees are good.
Offices
Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and our telephone number is (202) 728-0044. As of December 31, 2013, we leased approximately 9,337 square feet of office space in this building. We believe our current offices are adequate for our current operations.

Available Information
We maintain a website, http://www.dft.com, which contains additional information concerning our company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically files such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of our Board of Directors are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 1212 New York Avenue, NW, Suite 900, Washington, DC 20005. Information on or connected to our website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.
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
Risks Related to Our Business and Operations
We face significant competition and may be unable to enter into leases with customers for space at our data centers with available space, which could have a material adverse effect on our business, results of operations and growth prospects.
We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Some of our competitors, including Digital Realty Trust, Inc., CoreSite Realty Corporation, CyrusOne Inc. and QTS Realty Trust, as well as various privately held companies and local developers, have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities. If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, preferred design features, security considerations, location, and connectivity, or if our competitors offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our properties or reduce our rental rates. In addition, many of our competitors offer services that we do not offer and, if customers or potential customers desire such services, we may be unable to lease our space to those customers.
Many of our competitors and new entrants to the data center market have developed additional data center space in the markets that we serve. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space or new data center space that we develop.
As of the date of this report, we had vacant space at our ACC5, NJ1 and VA3 data center facilities, and we are developing two data center facilities - half of the second phase of SC1 and the first phase of ACC7. Our ability to lease space at data centers depends on the factors discussed above, the demand for space in wholesale data center facilities and other factors. Our leasing efforts at NJ have been slower than anticipated, which, in the future, could be the case with respect to other facilities of ours. We may be unable to lease available space at any of our data centers at all or at net effective rental rates equal to or above our current average net effective rental rates. If we are unable to lease available space at the data centers that have vacant space, or any other newly developed data center facility, or if we are unable to lease such space on a timely basis or at favorable net effective rental rates, it could have a material adverse effect on our business, results of operations and growth prospects.

Any decrease in the demand for data centers, including a decrease resulting from a downturn in the technology industry, could materially adversely affect our business, results of operations and financial condition.
Our portfolio of properties consists entirely of wholesale data centers leased primarily to Fortune 1000 Internet, software or other technology-based companies. A decline in the technology industry or these companies' desire to outsource their data center needs could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are also susceptible to adverse developments in the industries in which our customers operate, such as decreases in demand for their products or services, business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business, results of operations and financial condition.
Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers, which could have a material adverse effect on our business, results of operations and financial condition.
Some of our customers, including Facebook, Microsoft, Yahoo! and Rackspace, own and operate their own data center facilities for a portion of their computing requirements, and may choose to expand their data centers in the future. If any of our key customers were to develop or expand their data centers, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, there is no assurance that we would be able to replace that customer at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.

As of January 1, 2014, our four largest customers, Facebook, Microsoft, Yahoo! and Rackspace, collectively accounted for 62% of our annualized base rent, and the loss of any such customer or any other significant customer, or the inability of any such customer or any other significant customer to pay rent and other expenses as due, could have a materially adverse effect on our business, results of operations and financial condition.
Any of our customers could experience a downturn in their business, which in turn could result in their inability or failure to make timely rental payments pursuant to their leases with us. In the event of any customer default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. These risks would be particularly significant if one of our four largest customers were to default under their leases. Also, some of our largest customers compete with one another in various aspects of their businesses. The competitive pressures on our customers may have a negative impact on our operations.
In addition, because we have only 33 different customers, the inability of a customer to meet its rent obligations could impact us negatively and significantly. For example, in 2012, we established a $3.0 million receivables reserve related to one customer that restructured its lease obligations with us and, as part of the restructuring, converted such customer’s outstanding accounts receivable and deferred rent receivable related to space that this customer returned to us into a note receivable. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 - Operating Revenue.” The inability of this customer to satisfy its obligations to us under the note or its lease agreements with us could result in additional charges, the amounts of which could be significant, which would negatively impact our results of operations and financial condition.
In addition, if one or more of our significant customers fail to renew their leases with us, or if any of them exercise any applicable early termination rights and we are unable to find new customers to utilize this space at the same rental rates, then upon the expiration of these leases, as well as the expiration of any future leases, we may experience a material adverse effect on our business. For example, Yahoo! decided not to renew one of its leases with us that expired on April 30, 2012, which was for space in our VA3 data center facility. Although we re-leased a portion of this space in 2013, there is no guarantee that we will be able to re-lease the remaining portion at a favorable rate or at all.
Any adverse developments in the economic or regulatory environment of our four markets, Northern Virginia, suburban Chicago, Illinois, Northern New Jersey and Santa Clara, California, may materially adversely affect our business and operating results.
Our portfolio of operating data center facilities is located in only four markets - Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of those markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with existing or increased governmental regulation. In addition, other markets in the United States could become more attractive for developers, operators and customers of data center facilities based on favorable costs to construct or operate data center facilities in those markets. For example, some states have created tax and other incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from adverse developments in the regulatory or business environment in Northern Virginia, Chicago, Northern New Jersey or Santa Clara, California could materially adversely impact our business, results of operations and financial condition.
Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permit requirements or environmental regulations may delay or preclude the construction of additional data centers, thereby materially adversely affecting our business, results of operations and financial condition.
For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited to, risks related to financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits would adversely impact our plans for future development. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, could delay or preclude our ability to construct additional data centers or operate our data center facilities, which such delay or preclusion would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including costs associated with the development of utility substations on our properties, if applicable, in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or that provide utility power in amounts sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility and any extended vacancies could have a material adverse effect on our business, results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - as, for example, we have done with the development of the first phase of ACC7, which currently is under construction. This type of development involves the risk that we will be unable to attract customers to the properties that we have developed on a timely basis or at all. Once development of a data center facility is complete, we incur a certain amount of operating expenses even if there are no customers occupying any space. In addition, each customer reimburses us only for its pro rata share of a facility's operating expenses under our triple net leasing structure. Consequently, if any of our properties have significant vacancies for an extended period of time, such as is the case with our NJ1 data center facility, we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition could be materially adversely affected.
The loss of access to key third-party technical service providers and suppliers could materially adversely affect our current and any future development projects.
Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and considerable demand, such as engineering firms and construction contractors capable of developing our properties, and on having timely access to key suppliers of electrical and mechanical equipment that complement the design of our data center facilities. For any future development projects, we will continue to rely on these personnel and suppliers to develop wholesale data centers. The demand for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to the key service providers and equipment suppliers that we rely on, which could materially adversely affect our current and future development projects.
We are dependent upon third-party suppliers for power and diesel fuel for our backup engine generators, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support requirements of our facilities' infrastructure and our customers' servers and computer equipment, we may be unable to satisfy our obligations to our customers. In addition, the utility companies that provide electricity to our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of such an outage were to exceed the time that the fuel stored on-site can power our backup engine generators (which occurred in 2012 at our NJ1 data center in the aftermath of Hurricane Sandy that struck the Northeast United States) we would be dependent on the regular delivery of diesel fuel to our sites. If we are not able to operate any of our data centers during an outage with our backup engine generators, our customers, reputation and business would be harmed.
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
We depend on third parties to provide Internet connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our business, results of operations and financial condition.
Our customers require connectivity to the fiber networks of multiple third party telecommunications carriers and we depend upon the presence of telecommunications carriers' fiber networks serving the locations of our data centers in order to attract and retain customers. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide Internet connectivity to our data centers may discontinue the provision of Internet connectivity to our data centers. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, it could have an adverse effect on the businesses of our customers and, in turn, our own business, financial condition and results of operations.
Each new data center that we develop requires the construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If we are not able to establish adequate Internet connectivity to our data centers, such connectivity is materially delayed or is discontinued, or there are significant hardware or fiber failures on this network, our ability to attract and retain new customers or retain existing customers could be impacted negatively, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Failure to abide by applicable service level commitments could subject us to material liability under the terms of our leases, which could materially adversely affect our business, results of operations and financial condition.
Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions in, the computing rooms leased by customers. Any failure to meet these commitments, including as a result of mechanical failure, power outage, human error on our part or for other reasons, could subject us to liability under our leases, including loss of management fee reimbursements or rent abatement, or, in certain cases of repeated failures, give the customer a right to terminate the lease. Any such failures also could materially adversely affect our reputation and adversely impact our ability to lease our properties. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
A security breach could result in the misappropriation of our proprietary information and cause interruptions or malfunctions in our operations, which in turn could interrupt the operations of our customers. We may be required to expend significant financial resources to protect against such threats or to alleviate problems caused by security breaches. We may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.
Certain of our leases include restrictions on the sale of our properties to certain third parties, which could have a material adverse effect on us, including our business, results of operations and financial condition.
Certain of our leases give the customer a right of first refusal to purchase certain properties if we propose to sell those properties to a third party or prohibit us from selling certain properties to a third party that is a competitor of the customer. The existence of such restrictions could hinder our ability to sell one or more of these properties, which could materially adversely affect our business, financial condition and results of operations.
The bankruptcy or insolvency of a major customer would have a material adverse impact on us, including our business, results of operations and financial condition.

The bankruptcy or insolvency of a major customer would materially adversely affect our business and the income produced by our properties. If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our business, including our revenue and cash available for distribution to our stockholders, could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.
Future consolidation in the technology industry could materially adversely affect our business, results of operations and financial condition by eliminating some of our potential customers and could make us more dependent on a more limited number of customers.
Mergers or consolidations of technology companies in the future could reduce the number of our customers and potential customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all, which could have a material adverse effect on our business and results of operations.
The data center market is characterized by evolving industry standards and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material adverse effect on our business, results of operations and financial condition.
Our properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.
Our data centers are designed solely to house and run computer servers and related equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, they are not suitable for use by customers as anything other than as data centers and major renovations and expenditures would be required in order for us to re-lease vacant space for more traditional uses, or for us to sell a property to a buyer for use other than as a data center.
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
We carry comprehensive liability, fire, earthquake, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged property is subject to recourse indebtedness, such as is the case with respect to ACC3, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. These events would materially adversely affect our business, financial condition and results of operations.
We could become subject to liability for failure to comply with environmental and other laws and regulations.
We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated and storm water; and health, safety and fire (See “Business - Regulation - Environmental Matters”).
If we or our customers fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our business, results of operations and financial condition.
We may be adversely affected by laws, regulations or other issues related to climate change.
If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could limit our ability to develop new facilities or result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These impacts may be caused by changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts on our operations caused by these changes may adversely impact our business, results of operations and financial condition.
Hedging transactions may limit our gains or result in material losses.
We may use derivatives to hedge our liabilities from time to time, although, as of December 31, 2013, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

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
The departure of any key personnel, including Mr. Fateh, who has developed significant relationships with many of our customers (including with leading technology companies), could have a material adverse impact on us, including our business, results of operations and financial condition.
We depend on the efforts of key personnel, particularly Mr. Fateh, our President and Chief Executive Officer and a member of our board. In particular, our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by Mr. Fateh to build our credibility in a highly specialized industry. If we lost his services, our business and investment opportunities and our relationships with existing and prospective customers and industry personnel and our reputation among our key customers could be diminished. If, under such circumstances, we were not able to retain the services of a similarly experienced chief executive, our business, results of operations and financial condition could be materially adversely affected.
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
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events and conditions may decrease our cash available for distribution, as well as the value of our properties. These events include, but are not limited to, the following:

•	inability to collect rent from customers;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer customers rent abatements, customer improvements, early termination rights or below - market renewal options;

•	adverse changes in financial conditions of buyers, sellers and customers of properties, including data centers;

•	the attractiveness of our properties to customers;

•
competition from other real estate investors with significant resources and access to capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand or increase in the supply for data center space;

•	increases in the supply of data center space;

•	inability to finance development on favorable terms;

•
fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and customers of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our customers;

•	changes to, and to enforcement of, laws, regulations and governmental policies, and the costs of compliance therewith;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, tornados, hurricanes and floods, which may result in uninsured and underinsured losses; and

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop.
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
In addition, data centers represent an illiquid part of the overall real estate market, due to the relatively small number of potential purchasers of such data centers - including other data center operators and large corporate users - and the relatively high cost per square foot to develop data centers, which limits a potential buyer's ability to purchase a data center property with the intention of redeveloping it for an alternative use, such as an office building, or may substantially reduce the price buyers are willing to pay for the property.
As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination, which could have a materially adverse effect on our business, results of operations and financial condition.
Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, NJ1 and SC1), and the undeveloped land for our ACC8, SC2 and CH2 facilities, used these sites for industrial or retail purposes. As a result, these properties may (and in the case of the site where our NJ1 facility is located, did) contain some level of environmental contamination (See “Business - Regulation - Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which are critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability, which liabilities may be material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our customers, employees of our customers and others if property damage or health concerns arise.
We may incur significant costs complying with the Americans with Disabilities Act, or ADA, and similar laws, which could materially adversely affect our business, results of operations and financial condition.
Under the ADA, all places of public accommodation must meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws may also require modifications to our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one of our properties is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other laws. If we incur substantial costs to comply with the ADA and any other similar laws, our business, financial condition and results of operations could be materially adversely affected.
We may incur significant costs complying with other regulations, which could materially adversely affect our business, results of operations and financial condition.
The properties in our portfolio are subject to various federal, state and local regulatory requirements. If we fail to comply with these requirements, we might incur governmental fines or private damage awards. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that could materially adversely affect our business, results of operations and financial condition.
Risks Related to Our Debt and Preferred and Common Stock Financings
We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.

The cash that we used for the development of data center facilities and the payment of dividends on our preferred and common stock exceeded the cash provided by our operating activities in each year from 2008 through 2013. Our operating activities are not expected to generate sufficient cash to provide the capital necessary for all of our capital requirements including the construction of ACC7 and the second phases of our NJ1 and SC1 data center facilities, the development of the land that we hold for future data center development and the repayment of our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

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
Fluctuations in interest rates could materially affect our financial results.
As of December 31, 2013 approximately $269 million of our total consolidated indebtedness (approximately 31% of total consolidated indebtedness) was subject to variable interest rates. We also may incur additional variable rate debt in the future. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets.
Adverse changes in our credit ratings could negatively affect our financing activity.
The credit ratings of our senior unsecured long-term debt and DFT’s preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our company. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur and preferred securities that we may issue. We cannot assure you that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings would cause an increase in interest rates under our existing term loans and unsecured line of credit, and may trigger other additional payments or other negative consequences under our current and future credit facilities and debt instruments. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of DFT's stock, and our development and acquisition activity.
We have outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities, and exposes us to the risk of default under the terms of our debt and these securities.
As of December 31, 2013, our total consolidated indebtedness was $869 million, which exceeds the total of our cash on hand at December 31, 2013 and our annual cash flows from operating activities for 2013. Since December 31, 2013, we have incurred an additional $96 million of indebtedness, increasing our total indebtedness to $965 million as of the date of this filing. As of December 31, 2013, we also had outstanding, in the aggregate, $351.3 million of Series A Preferred Stock and Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.
The terms of our outstanding indebtedness and preferred stock provide for significant principal, interest and dividend payments in 2014, including:

•	$39.8 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$27.2 million of preferred stock dividends.

Our ability to meet these and other ongoing payment obligations of our debt and preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.
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
Each of our debt instruments requires that we maintain certain financial ratios. The credit agreement that is secured by our ACC3 data center facility provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 65% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under this credit agreement, the administrative agent periodically has the right to have each of our stabilized data center properties appraised. If the total indebtedness of the Operating Partnership exceeds 65% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio.
The credit agreements that govern our unsecured term loan and unsecured revolving credit facility each require that we maintain financial ratios relating to the following matters: (i) unsecured debt not exceeding 60% of the value of unencumbered assets; (ii) net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%; (iii) total indebtedness not exceeding 60% of gross asset value; (iv) fixed charge coverage ratio being not less than 1.70 to 1.00; and (v) tangible net worth being not less than $1.3 billion plus 80% of the sum of (x) net equity offering proceeds and (y) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.
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
One of our income producing data center properties – ACC3 – serves as collateral under an existing credit agreement. This credit agreement limits our ability to sell this property. The indenture that governs our senior notes and the credit agreements that govern our unsecured term loan and unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.
Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.
The obligations under one of our credit agreements, with an outstanding principal balance at December 31, 2013 of $115.0 million, is secured by our ACC3 data center facility. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.
For tax purposes, a foreclosure of any such property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the underlying indebtedness. If the outstanding balance of this debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the disposition of the property.

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
Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our senior notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreements that govern our term loans and unsecured revolving credit facility, if we experience a change of control, as defined in the applicable credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and, in the case of our unsecured revolving credit facility, the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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
Tax consequences upon sale or refinancing. Sales of properties, substantially all of our assets and our company, a merger or consolidation of our company, and repayment of related indebtedness will have different effects on holders of OP units than on DFT's stockholders. The parties that contributed properties to the Operating Partnership may incur tax consequences upon the sale of these properties, substantially all of our assets or our company, a merger or consolidation of our company, and on the repayment of related debt which differ from the tax consequences to DFT and its stockholders. Consequently, these holders of OP units may have different objectives regarding the appropriate pricing and timing of any such transaction or repayment of debt. Although DFT has exclusive authority as general partner under the partnership agreement of the Operating Partnership to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, substantially all of our assets or our company, or enter into a merger or consolidation of our company, any such decision would require the approval of DFT's board of directors, and DFT's ability to take such actions, to the extent that they may reduce the liabilities of the Operating Partnership, may be limited pursuant to the tax protection agreements that DFT entered into upon completion of its initial public offering. Certain of DFT's directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of its stockholders, including in a manner which could delay or prevent completion of a sale of a property or the repayment of indebtedness.
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
Messrs. Du Pont and Fateh have significant influence over our affairs. As of December 31, 2013, Messrs. du Pont and Fateh, owned an aggregate of approximately 0.2% of DFT's common stock and approximately 38.5% of the OP units (not including those units held by DFT), equal to approximately 7.7% of DFT's common stock, on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, can have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT's other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT's stockholders. If our senior management team exercises their redemption rights with respect to their OP units and DFT issues common stock in exchange thereof, our senior management team's influence over our affairs would increase substantially.
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

The additional tax liability to us for the year or years in which DFT does not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to DFT's stockholders. Furthermore, if DFT were to fail to qualify as a REIT, non-U.S. stockholders that own 5% or more of any class of DFT's shares, who otherwise might not be subject to federal income tax on the sale of DFT's shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if DFT were to fail to qualify as a REIT, DFT would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, DFT's failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of DFT's common stock.
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
Even though DFT qualifies as a REIT for federal income tax purposes, it is subject to some federal, state and local taxes on its income and property. For example, DFT is subject to federal income tax on certain types of income that it does not distribute. In addition, if assessed, DFT would incur a 100% excise tax on transactions with its taxable REIT subsidiary, or TRS, that are not conducted on an arm's-length basis. A TRS is a corporation which is owned, directly or indirectly, by DFT and which, together with DFT, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our customers. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.

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
In connection with our formation transactions and October 2007 initial public offering, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Messrs. du Pont and Fateh and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, ACC4, VA3, VA4 or CH1 in a taxable transaction through the year 2017, we will indemnify these partners for their tax liabilities (in varying amounts, depending on the year in which the disposition occurs) attributable to the built-in gain that exists with respect to such property interest as of the time of our October 2007 initial public offering (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.

ITEM 1.B	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The information set forth under the captions “Properties” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities, and claims that have arisen in the ordinary course of business. We believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant's Common Equity
Shares of DFT's common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 1, 2014, DFT had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for DFT's common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2013
First Quarter	$25.18	$22.40	$0.20
Second Quarter	$27.20	$22.12	$0.25
Third Quarter	$26.79	$21.26	$0.25
Fourth Quarter	$27.92	$22.15	$0.25

2012
First Quarter	$26.18	$22.00	$0.12
Second Quarter	$28.75	$22.73	$0.15
Third Quarter	$28.98	$24.40	$0.15
Fourth Quarter	$25.32	$19.35	$0.20
To qualify and maintain its qualification as a REIT, DFT intends to make annual distributions to its stockholders of at least 90% of its "REIT taxable income" (which does not equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on its data center properties generating operating income. The indenture that governs our 5.875% senior unsecured notes due 2021 limits our ability to pay dividends, but allows us to pay the minimum necessary to meet DFT's REIT income distribution requirements.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the quarter ended December 31, 2013. For the year ended December 31, 2013, we purchased 1,623,673 shares of DFT's common stock pursuant to our stock repurchase program. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. We may purchase an additional $142.2 million of DFT's common stock pursuant to the stock repurchase program through December 31, 2014.
Unregistered Sales of Equity Securities
DFT from time to time issues common shares pursuant to its equity compensation plans, when stock options are exercised and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time DFT issues common shares as described above, the Operating Partnership issues to DFT, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that common units were issued only to DFT and therefore, did not involve a public offering. During 2013, the Operating Partnership issued 3,581,950 common units to DFT in connection with such redemptions, stock option exercises and issuances pursuant to DFT's equity compensation plans, for $77.6 million.

Performance Graph
The following line graph sets forth, for the period from December 31, 2008 through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on DFT's common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on December 31, 2008 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

DuPont Fabros Technology, Inc.
Total Return Performance
Index Value
1,400
1,300
1,200
1,100
1,000
900
800
700
600
500
400
300
200
100
0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
DuPont Fabros Technology, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity REIT Index
Source: SNL Financial

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2013, owned 80.6% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services. Our ten data centers are located in four major U.S. markets, which total 2.5 million gross square feet and 218 megawatts of available critical load to power the servers and computing equipment of our customers.
The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations:
Revenues:
Total revenues	$375,109	$332,445	$287,441	$242,541	$200,282
Expenses:
Property operating costs	103,522	94,646	80,351	67,033	62,911
Real estate taxes and insurance	14,380	12,689	6,392	5,281	5,291
Depreciation and amortization	93,058	89,241	75,070	62,483	56,701
General and administrative	16,261	17,024	15,955	14,743	13,358
Other expenses	3,650	6,919	1,137	7,124	11,485
Total expenses	230,871	220,519	178,905	156,664	149,746
Operating income	144,238	111,926	108,536	85,877	50,536
Interest income	137	168	486	1,074	381
Interest:
Expense incurred	(46,443)	(47,765)	(27,096)	(36,746)	(25,462)
Amortization of deferred financing costs	(3,349)	(3,496)	(2,446)	(3,950)	(4,982)
Loss on early extinguishment of debt	(40,978)	—	—	(2,547)	(3,872)
Loss on discontinuance of cash flow hedge	—	—	—	—	(13,715)
Net income	53,605	60,833	79,480	43,708	2,886
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,214)	(7,803)	(14,505)	(13,261)	(1,133)
Net income attributable to controlling interests	48,391	53,030	64,975	30,447	1,753
Preferred stock dividends	(27,245)	(27,053)	(20,874)	(3,157)	—
Net income attributable to common shares	$21,146	$25,977	$44,101	$27,290	$1,753
Earnings per share – basic:
Net income attributable to common shares	$0.32	$0.41	$0.71	$0.51	$0.04
Weighted average common shares outstanding	64,645,316	62,866,189	61,241,520	52,800,712	39,938,225
Earnings per share – diluted:
Net income attributable to common shares	$0.32	$0.41	$0.71	$0.51	$0.04
Weighted average common shares outstanding	65,474,039	63,754,006	62,303,905	54,092,703	40,636,035
Dividends declared per common share	$0.95	$0.62	$0.48	$0.44	$0.08

DuPont Fabros Technology, Inc. (“DFT”)	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,385,616	$2,281,890	$2,265,136	$1,994,635	$1,697,544
Total assets	2,680,588	2,530,859	2,491,371	2,397,451	2,023,045
Line of credit	—	18,000	20,000	—	—
Mortgage notes payable	115,000	139,600	144,800	150,000	348,500
Unsecured term loan	154,000	—	—	—	—
Unsecured notes payable	600,000	550,000	550,000	550,000	550,000
Redeemable noncontrolling interests – operating partnership	387,244	453,889	461,439	466,823	448,811
Preferred stock	351,250	351,250	286,250	185,000	—
Stockholders' equity	1,252,274	1,266,432	1,207,135	1,080,258	605,441

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Other Data:
Funds from operations (1)
Net income (2)	$53,605	$60,833	$79,480	$43,708	$2,886
Depreciation and amortization	93,058	89,241	75,070	62,483	56,701
Less: Non real estate depreciation and amortization	(875)	(1,023)	(862)	(642)	(496)
FFO	$145,788	$149,051	$153,688	$105,549	$59,091

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
We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.
While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions.
(2) Net income for the years ended December 31, 2013, 2010 and 2009 includes losses on early extinguishment of debt of $41.0 million, $2.5 million and $3.9 million, respectively. Net income for the year ended December 31, 2009 also includes a loss on discontinuance of a cash flow hedge of $13.7 million.

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	Year ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations:
Revenues:
Total revenues	$375,109	$332,445	$287,441	$242,541	$200,282
Expenses:
Property operating costs	103,522	94,646	80,351	67,033	62,911
Real estate taxes and insurance	14,380	12,689	6,392	5,281	5,291
Depreciation and amortization	93,058	89,241	75,070	62,483	56,701
General and administrative	16,261	17,024	15,955	14,743	13,358
Other expenses	3,650	6,919	1,137	7,124	11,485
Total expenses	230,871	220,519	178,905	156,664	149,746
Operating income	144,238	111,926	108,536	85,877	50,536
Interest income	137	168	486	1,074	381
Interest:
Expense incurred	(46,443)	(47,765)	(27,096)	(36,746)	(25,462)
Amortization of deferred financing costs	(3,349)	(3,496)	(2,446)	(3,950)	(4,982)
Loss on early extinguishment of debt	(40,978)	—	—	(2,547)	(3,872)
Loss on discontinuance of cash flow hedge	—	—	—	—	(13,715)
Net income	53,605	60,833	79,480	43,708	2,886
Net loss attributable to noncontrolling interests	—	—	—	—	32
Net income attributable to controlling interests	53,605	60,833	79,480	43,708	2,918
Preferred unit distributions	(27,245)	(27,053)	(20,874)	(3,157)	—
Net income attributable to common units	$26,360	$33,780	$58,606	$40,551	$2,918
Earnings per unit – basic:
Net income attributable to common units	$0.32	$0.41	$0.71	$0.53	$0.04
Weighted average common units outstanding	80,580,556	81,750,958	81,387,042	75,793,868	66,652,771
Earnings per unit – diluted:
Net income attributable to common units	$0.32	$0.41	$0.71	$0.53	$0.04
Weighted average common units outstanding	81,409,279	82,638,775	82,449,427	77,085,859	67,350,581
Distributions declared per unit	$0.95	$0.62	$0.48	$0.44	$0.08

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,385,616	$2,281,890	$2,265,136	$1,994,635	$1,697,544
Total assets	2,676,369	2,526,563	2,487,066	2,392,929	2,018,354
Line of credit	—	18,000	20,000	—	—
Mortgage notes payable	115,000	139,600	144,800	150,000	348,500
Unsecured term loan	154,000	—	—	—	—
Unsecured notes payable	600,000	550,000	550,000	550,000	550,000
Redeemable partnership units	387,244	453,889	461,439	466,823	448,811
Preferred units	351,250	351,250	286,250	185,000	—
Partners' capital	1,248,055	1,262,136	1,202,830	1,075,736	600,750

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2013, owned 80.6% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of December 31, 2013, we owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.
The following table presents a summary of our operating properties as of January 1, 2014:

Operating Properties
As of January 1, 2014

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet (2)	Critical Load MW (3)	% Leased (4)	% Commenced (5)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	18.2	52%	52%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	13.0	71%	71%
VA4	Bristow, VA	2005	230,000	90,000	9.6	100%	100%
Total Operating Properties			2,534,000	1,255,000	218.5	94%	94%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including computer room square footage (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(4)
Percentage leased is expressed as a percentage of critical load that is subject to an executed lease totaling 205.3 MW. Leases executed as of January 1, 2014 represent $275 million of base rent on a GAAP basis and $283 million of base rent on a cash basis over the next twelve months. Both amounts include $17 million of revenue from management fees over the next twelve months.

(5)	Percentage commenced is expressed as a percentage of critical load where the lease has commenced under generally accepted accounting principles.

Lease Expirations
As of January 1, 2014
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2014. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	Computer Room Square Feet of Expiring Commenced Leases (in thousands) (2)	% of Leased Computer Room Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2014	2	8	0.7%	1,705	0.8%	1.1%
2015	4	70	6.0%	13,812	6.7%	6.7%
2016	4	32	2.7%	4,686	2.3%	2.4%
2017	13	96	8.2%	17,619	8.6%	8.7%
2018	19	215	18.3%	39,298	19.1%	18.4%
2019	13	171	14.5%	31,337	15.3%	14.8%
2020	10	106	9.0%	16,496	8.0%	8.7%
2021	9	159	13.5%	27,682	13.5%	13.8%
2022	6	75	6.4%	12,812	6.1%	7.2%
2023	4	48	4.1%	6,475	3.2%	2.7%
After 2023	12	196	16.6%	33,425	16.4%	15.5%
Total	96	1,176	100%	205,347	100%	100%

(1)	Represents 33 customers with 96 lease expiration dates. Top four customers represent 62% of annualized base rent.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases totaling 205.3 MW as of January 1, 2014.

Development Projects
As of December 31, 2013
($ in thousands)

Property	Property Location	Gross Building Area (1)	Computer Room Square Feet (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	% Pre-leased

Current Development Projects
SC1 Phase IIA	Santa Clara, CA	90,000	44,000	9.1	$105,000 - $115,000	$64,972	50%
ACC7 Phase I	Ashburn, VA	126,000	70,000	11.9	85,000 - 90,000	68,402	0%
		216,000	114,000	21.0	190,000 - 205,000	133,374

Future Development Projects/Phases
SC1 Phase IIB	Santa Clara, CA	90,000	44,000	9.1	46,000 - 50,000	44,610
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	78,000 - 82,000	59,705
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		590,000	308,000	57.0	$163,212 - $171,212	143,527
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		3,855
CH2	Elk Grove Village, IL	338,000	167,000	25.6		15,702
SC2	Santa Clara, CA	200,000	125,000	26.0		5,610
		638,000	342,000	62.0		25,167
Total		1,444,000	764,000	140.0		$302,068

(1)
Gross building area is the entire building area, including computer room square footage (the portion of gross building area where our customers’ computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers. The amount listed for CH2 is an estimate.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. The amount listed for CH2 is an estimate.

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The amount listed for CH2 is an estimate.

(4)
Current development projects include land, capitalization for construction and development and capitalized operating carrying costs, as applicable, upon completion. Capitalized interest is excluded. Future development projects/phases other than SC1 Phase IIB include land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

(5)
Amount capitalized as of December 31, 2013. Future development projects/phases other than SC1 Phase IIB include, land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

Current Development Projects
In May 2013, we executed an agreement with our general contractor to build the entire shell and portions of the underground conduit at ACC7 and to fully develop the first phase of ACC7 (11.89 MW of critical load) with expected completion in the early summer of 2014. ACC7 is expected to be built in four phases totaling 41.60 MW of available critical load. In August 2013, we executed an agreement with our general contractor to fully develop Phase IIA of SC1 totaling 9.10 MW of critical load. SC1 Phase IIA is 50% pre-leased and is expected to be completed in the second quarter of 2014.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During 2013, we executed five leases and one pre-lease representing a total of 15.71 MW of critical load and 106,130 computer room square feet of space with a weighted average lease term of 5.5 years that are expected to generate approximately $16.0 million of annualized GAAP base rent revenue which includes $1.0 million of management fees. Two leases were at SC1 Phase I comprising 4.55 MW of critical load and 21,573 computer room square feet, one lease was at CH1 comprising 1.73 MW of critical load and 10,151 computer room square feet, one lease was at NJ1 comprising 2.28 MW of critical load and 22,353 computer room square feet, one lease was at VA3 comprising 2.60 MW of critical load and 30,053 computer room square feet and the pre-lease was at SC1 Phase IIA comprising 4.55 MW of critical load and 22,000 computer room square feet.
In 2013, we renewed five leases for a weighted average of 3.8 years totaling 5.72 MW and 31,460 computer room square feet. Two renewals were at ACC5 totaling 2.84 MW and 13,700 computer room square feet, two renewals were at ACC4 totaling 2.28 MW and 10,700 computer room square feet and one renewal was at VA3 totaling 0.60 MW and 7,060 computer room square feet. GAAP base rent of the five renewals is 3% higher than GAAP base rent prior to the renewal, in the aggregate, on a straight line basis. Cash base rent of these five renewals will decline 10%, in the aggregate, at the time the renewal rates take effect compared to cash base rents in place at the end of the original lease term.
Each of our leases includes pass-through provisions under which customers are required to pay for their pro rata share of most of the property level operating expenses, including real estate taxes and insurance – commonly referred to as a triple net lease. Also, customers pay for certain of our operating properties' capital expenditures over their estimated life. In addition, under our triple-net lease structure, customers pay directly for the power they use to run their servers and other computer equipment and power that is used to cool their space. We intend to continue to structure future wholesale leases as triple net leases. Our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Also, most of our leases provide for annual rent increases, generally at a rate of 2%-3% or a function of the consumer price index.

As of January 1, 2014, our operating portfolio was 94% leased and commenced. We are actively marketing the remaining 6% of vacancy, but can provide no assurances regarding when the power and space will be leased or the rates that we will be able to charge for the power and space.

We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately seven years as of December 31, 2013. Although approximately 10% of our leases – in terms of annualized base rent – are scheduled to expire through 2016, our ability to generate rental income over time will depend on our ability to retain customers when their leases expire and re-lease power and space available from leases that expire or are terminated at attractive rates. Also, we receive expense reimbursement from customers only on power and space that is leased. Vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.

Market Conditions

Changes in the conditions of any of the markets in which our operating properties are located will impact the overall performance of our current and future operating properties and our ability to fully lease our properties. The ability of our customers to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which we operate or downturns in the technology industry.
The opportunity for revenue growth in the near term primarily depends on our ability to lease the 6% remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the two data center facilities currently under development.
We have two data center facilities with significant amounts of vacant space - VA3 and NJ1 Phase I. VA3 has available for lease 29% of both the critical load power and computer room floor space. NJ1 Phase I has available for lease 48% of its critical load power and 36% of its computer room floor space. Generally, under each lease, the percentage of available critical load power leased is equal to the percentage of square feet of computer room floor space leased. At NJ1 Phase I, however, the terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provide for the lease of 25% of the square footage of computer room floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the customer has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of computer room floor space leased. If, however, this customer does not utilize this additional critical load power, it may not be possible for us to lease this available power to another customer as part of a NJ1 Phase I lease. Consequently, we will seek to divert this power for use in NJ1 Phase II, if and when that phase is developed. There is no assurance that we will be able to utilize this critical load power in NJ1 Phase II.
Our two data center facilities currently under development are ACC7 Phase I, located in Ashburn, Virginia, and SC1 Phase IIA, located in Santa Clara, California. As discussed above, when completed, ACC7 Phase I will have 11.89 MW of critical load available for use by customers and SC1 Phase IIA will have 9.10 MW of critical load available for use by customers. ACC7 Phase I is expected to be completed in early summer 2014 and SC1 Phase IIA is expected to be completed in the second quarter of 2014. The entire 11.89 MW of critical load in ACC7 Phase I remains available to be leased, but only 4.55 MW of critical load in SC1 Phase IIA remains available to be leased, as 50% of the critical load of SC1 Phase IIA was pre-leased in the third quarter of 2013, as discussed above.
We take into account various factors when negotiating the terms of our leases, which can vary among leases, including the following factors: the customer’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. The returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively if we are unable to lease vacant space with rents equal to or above historic rates.
Our four largest customers comprised 62% of our annualized base rent as of December 31, 2013. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.
Our taxable REIT subsidiary (“TRS”), DF Technical Services, LLC, generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS will generally charge customers for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, we anticipate that the TRS may retain a significant amount of its cash to fund future operations, and therefore we do not expect to receive distributions from the TRS on a regular basis.
In the current economic environment, certain types of real estate have experienced declines in value. If this trend were to be experienced by any of our data centers, we may have to write down the value of that data center, which would result in us recording a charge against earnings.

Results of Operations
This Annual Report on Form 10-K contains stand-alone audited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2013, owned 80.6% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating Revenues. Operating revenues for the year ended December 31, 2013 were $375.1 million. This includes base rent of $265.7 million which includes our property management fee, customer recoveries of $104.3 million and other revenues of $5.1 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenues of $332.4 million for the year ended December 31, 2012. The increase of $42.7 million, or 12.8%, was primarily due to new leases commencing at ACC6, SC1 Phase I, NJ1 Phase I and CH1 Phase II, partially offset by one lease at VA3 that expired on April 30, 2012.

Operating Expenses. Operating expenses for the year ended December 31, 2013 were $230.9 million, compared to $220.5 million for the year ended December 31, 2012. The increase of $10.4 million, or 4.7%, was primarily due to the following: $10.6 million of increased operating costs, real estate taxes and insurance as ACC6 Phase II was opened in January 2013, CH1 Phase II was opened in February 2012 and real estate taxes increased at SC1 and CH1; and a $3.9 million increase in depreciation and amortization from the opening of CH1 Phase II and ACC6 Phase II. These increases were partially offset by a decrease in other expenses of $3.3 million primarily due to lower bad debt expense and a decrease in general and administrative expense of $0.8 million primarily due to increases in capitalization for development properties.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2013 was $49.8 million compared to interest expense of $51.3 million for the year ended December 31, 2012. Total interest incurred for the year ended December 31, 2013 was $53.8 million, of which $4.0 million was capitalized, as compared to $55.9 million for 2012, of which $4.7 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower interest rates from the refinancing of the ACC5 Term Loan in March 2013 and the Senior Notes due 2017 in September 2013. Interest capitalized decreased period over period as the Company had higher cumulative development costs paid for our development project in 2012 compared to 2013.
Loss on Early Extinguishment of Debt. For the year ended December 31, 2013 we incurred losses of $41.0 million on the early extinguishment of two pieces of debt. We extinguished the $550.0 million Unsecured Notes due 2017 under a tender offer in the third quarter of 2013 and a call in the fourth quarter of 2013 incurring a loss of $39.3 million. The loss consists of $32.6 million of cash expended for the tender and call premiums and fees and the non-cash write off of $6.7 million of unamortized deferred financing costs. We also extinguished the ACC5 Term Loan in the first quarter of 2013 incurring a loss of $1.7 million which was made up entirely of a non-cash write off of unamortized deferred financing costs.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2013 was $5.2 million as compared to $7.8 million for the year ended December 31, 2012. The decrease of $2.6 million was primarily due to the Operating Partnership receiving its allocation of lower net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.4 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2012 through December 31, 2013.
Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2013 was $21.1 million as compared to $26.0 million for the year ended December 31, 2012. The decrease of $4.9 million was primarily due to the controlling interests' share of the loss on early extinguishment of debt of $41.0 million, partially offset by higher operating revenues and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Revenues. Operating revenues for the year ended December 31, 2012 were $332.4 million. This includes base rent of $236.8 million which includes our property management fee, customer recoveries of $91.0 million and other revenues of $4.6 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenues of $287.4 million for the year ended December 31, 2011. The increase of $45.0 million, or 15.7%, was primarily due to leases commencing at CH1 Phase II, NJ1 Phase I, SC1 Phase I and ACC6 Phase I partially offset by one lease at VA3 that expired on April 30, 2012.

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

The $5.8 million increase in other expenses was primarily due to a receivables reserve of $3.0 million, the write-off of deal pursuit costs of $1.3 million and an increase in a la carte project expense in conjunction with an increase in a la carte project revenues. The receivables reserve was set up for one customer that restructured its lease obligations with us. This customer leases approximately 7.45 MW in four different locations and we agreed to relinquish a total of approximately 16%, or 1.2 MW, at two locations, ACC5 and VA3. Also, under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the returned space was converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Additionally, under this restructuring this customer has the right to defer up to two-thirds of base rent due from February 1, 2014 to July 31, 2014 (approximately $3 million) at NJ1 in Piscataway, New Jersey. If deferred, the base rent would be added to the note.

The percentage increase in operating expenses was greater than the percentage increase in operating revenues, described above, primarily due to the operating expenses at ACC6 Phase I, SC1 Phase I and CH1 Phase II not being fully recoverable for all or part of 2012, as follows:

•	SC1 Phase I was not fully leased in 2012, and had been in service for only three months of 2011;

•	ACC6 Phase I did not become fully leased until September 2012, and it was only partially leased prior to that time; and

•	Only a portion of the CH1 Phase II leases had commenced by December 31, 2012.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2012 was $51.3 million compared to interest expense of $29.5 million for the year ended December 31, 2011. Total interest incurred for the year ended December 31, 2012 was $56.0 million, of which $4.7 million was capitalized, as compared to $57.9 million in 2011, of which $28.4 million was capitalized. The decrease in total interest incurred period over period was primarily due to negotiating a lower interest rate on the ACC5 Term Loan in July 2011. Interest capitalized decreased period over period as we had three projects under development in 2011 but had, at most, only one project under current development at any one time in 2012.

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

Liquidity and Capital Resources
Discussion of Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2013 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Net cash provided by operating activities increased by $61.0 million, or 45.9%, to $193.8 million for the year ended December 31, 2013, as compared to $132.8 million in 2012. The increase is primarily due to higher cash rents received from customers and increases in prepaid rents and other liabilities partially offset by increased prepaid expenses and other assets.
Net cash used in investing activities increased by $45.6 million, or 42.4%, to $153.1 million for the year ended December 31, 2013 compared to $107.5 million in 2012. The majority of cash used in investing activities in each period was expenditures for projects under development. During the year ended December 31, 2013, we had two projects under development, while we only had one project under development during 2012 and development costs paid during 2013 were $34.6 million higher than 2012. Additional increases include a $14.2 million purchase of land in Elk Grove Village, Illinois in 2013 compared to a $3.8 million purchase of land in Santa Clara, California in 2012 and a $1.3 million increase for improvements to real estate for the year ended December 31, 2013 as compared to 2012 primarily due to a battery replacement project at VA4 and a lobby upgrade at VA3.
Net cash used in financing activities increased by $9.4 million or 58.4% to $25.5 million for the year ended December 31, 2013 compared to $16.1 million in 2012. Cash used by financing activities for the year ended December 31, 2013 consisted of the repayment of the $550.0 million Unsecured Notes due 2017, repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $100.1 million paid for dividends and distributions, $32.5 million paid for the early extinguishment of the Unsecured Notes due 2017, $18.0 million of net repayments under the unsecured revolving credit facility, $18.2 million in financing costs related to the Unsecured Notes due 2021, Unsecured Term Loan, ACC3 Term Loan and the amendments of the unsecured revolving credit facility and $1.3 million of scheduled principal payments on the ACC5 Term Loan, partially offset by $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $154.0 million of proceeds from the Unsecured Term Loan and $115.0 million from closing the ACC3 Term Loan. Cash used in financing activities for the year ended December 31, 2012 primarily consisted of $70.3 million paid for dividends and distributions, $5.2 million of principal payments on the ACC5 Term Loan, $2.0 million net pay down of the unsecured revolving credit facility and $2.1 million in financing costs paid to amend the revolving credit facility, partially offset by $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock and $0.9 million of proceeds from the exercise of stock options.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2012 was a $4.3 million bank account at DFT that is not part of the Operating Partnership.

Net cash provided by operating activities increased by $7.7 million, or 6.2%, to $132.8 million for the year ended December 31, 2012, as compared to $125.1 million in 2011. The increase is primarily due to higher cash rents from customers, partially offset by higher interest expense and an increase in rents and other receivables.

Net cash used in investing activities decreased by $284.2 million, or 72.6%, to $107.5 million for the year ended December 31, 2012 compared to $391.7 million in 2011. Cash used in investing activities in each period consisted primarily of expenditures for projects under development. During 2011, we had three projects under development, while we averaged less than one project under development during 2012. This caused investments - real estate development to decline $256.3 million and capitalized interest to decline $22.6 million. Additionally, we acquired additional land held for the development of SC2 for $3.8 million in 2012 and land held for the development of ACC7 for $9.5 million in 2011. Expenditures for improvements to real estate increased $0.6 million.

Net cash from financing activities decreased by $70.2 million, or 129.8%, to a use of $16.1 million for the year ended December 31, 2012 compared to $54.1 million generated in 2011. Cash used in financing activities for the year ended December 31, 2012 primarily consisted of $70.3 million paid for dividends and distributions, $5.2 million of principal payments on the ACC5 Term Loan, $2.0 million net pay down of the unsecured revolving credit facility and $2.1 million in financing costs paid to amend the unsecured revolving credit facility, partially offset by $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock and $0.9 million of proceeds from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2011 primarily consisted of $97.5 million of net proceeds from the issuance of 4.1 million shares of Series B Preferred Stock and $20.0 million of borrowings under the unsecured revolving credit facility partially offset by $58.6 million paid for dividends and distributions and $5.2 million of principal payments on the ACC5 Term Loan.

Market Capitalization

The following table sets forth the Company’s total market capitalization as of December 31, 2013:

Capital Structure as of December 31, 2013
(in thousands except per share data)

Line of credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				154,000
Unsecured Notes				600,000
Total Debt				869,000	27.0%
Common Shares	81%	65,205
Operating Partnership (“OP”) Units	19%	15,672
Total Shares and Units	100%	80,877
Common Share Price at December 31, 2013		$24.71
Common Share and OP Unit Capitalization			$1,998,471
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,349,721	73.0%
Total Market Capitalization				$3,218,721	100.0%

Capital Resources
The development and construction of wholesale data centers is very capital intensive. This development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to its stockholders annually.
We generally fund the cost of data center development from additional capital, which, for future developments, we would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
On November 19, 2012, DFT's Board of Directors authorized a repurchase program to acquire up to $80.0 million of DFT's common stock. Depending on our analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, we could repurchase DFT's common stock pursuant to the program. During the year ended December 31, 2013, we repurchased 1,632,673 shares of DFT's common stock totaling $37.8 million and this program is now expired. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. DFT's Board of Directors has approved a new common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. The new program allows purchases of up to $122.2 million.
On March 27, 2013, we entered into a 5-year, $115 million term loan facility secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. We used the proceeds from this loan, as well as cash on hand, to repay the $138.3 million ACC5 term loan, which was scheduled to mature in 2014.
In September 2013, we entered into a $195 million senior unsecured term loan (the "Unsecured Term Loan").  This loan bears interest at LIBOR plus 1.75% and matures on February 15, 2019. In October 2013, we exercised the accordion feature increasing the Unsecured Term Loan by $55 million to $250 million.  The Unsecured Term Loan includes a delayed draw feature, of which we drew $154.0 million in 2013. We drew the remaining balance of $96.0 million in January 2014.
In September 2013, the Operating Partnership issued $600 million of senior notes due September 15, 2021 at par bearing an interest rate of 5.875% (the "Unsecured Notes due 2021"). A portion of the proceeds from this offering were used to fund a tender offer to purchase the $550 million senior notes due 2017 (the "Unsecured Notes due 2017"). Noteholders tendered $418.1 million of the $550 million outstanding and we settled this tender on September 24, 2013 for $443.4 million which included a premium of $25.3 million. On October 24, 2013 we redeemed the remaining Unsecured Notes due 2017 for $139.0 million, which included a premium of $7.1 million.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indenture that governs our Unsecured Notes due 2021 limits DFT’s ability to pay dividends, but allows DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of the Company’s total debt as of December 31, 2013 and December 31, 2012 is as follows:
Debt Summary as of December 31, 2013 and December 31, 2012
($ in thousands)

	December 31, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	13%	2.0%	4.2	$139,600
Unsecured	754,000	87%	5.1%	7.2	568,000
Total	$869,000	100%	4.7%	6.8	$707,600
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	69%	5.9%	7.7	$—
Unsecured Notes due 2017	—	—%	—%	—	550,000
Fixed Rate Debt	600,000	69%	5.9%	7.7	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.2	18,000
Unsecured Term Loan	154,000	18%	1.9%	5.1	—
ACC3 Term Loan	115,000	13%	2.0%	4.2	—
ACC5 Term Loan	—	—	—	—	139,600
Floating Rate Debt	269,000	31%	2.0%	4.7	157,600
Total	$869,000	100%	4.7%	6.8	$707,600
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, we entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) a base rate, which is based on the lender's prime rate, plus 0.85%. The interest rate is currently at LIBOR plus 1.85%. We may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of December 31, 2013.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into the Unsecured Term Loan providing for a $195 million facility. The Unsecured Term Loan matures on February 15, 2019, with no extension option. We drew $120.0 million under the Unsecured Term Loan at closing.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. An additional $34.0 million was advanced at the time of the accordion exercise, and the remaining $96.0 million was advanced on January 10, 2014.
Under the terms of the loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2013, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

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

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility (as defined below).

The Unsecured Term Loan requires that we comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable.

We were in compliance with all of the covenants under the loan as of December 31, 2013.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% Unsecured Notes due 2021. The Unsecured Notes due 2021 were issued at face value. We will pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year, beginning March 15, 2014.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
At any time prior to September 15, 2016, we may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at our option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2013.

Unsecured Credit Facility
The Operating Partnership's unsecured revolving credit facility ("Unsecured Credit Facility") provided for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
In June 2013, we exercised the accordion feature on our Unsecured Credit Facility, resulting in an increase in total commitment from $225 million to $400 million. In June 2013, we also amended the unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Under the terms of the facility, we may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed above.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.

As of December 31, 2013, no amounts or letters of credit were outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2013.
Prior to an amendment executed on March 21, 2012, we had a $100 million unsecured revolving credit facility with an initial maturity date of May 6, 2013 and a one-year extension option. Borrowings under the facility bore interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate was based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	3.25%	1.25%
Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Level 4	Greater than 55%	4.25%	2.25%
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, we entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, we paid off the $138.3 million remaining balance of the ACC5 Term Loan that resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. We paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, we commenced a tender offer to repurchase the notes at 106.04%. $418.1 million of these notes were tendered and we paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. This write-off, as well as the tender consideration and fees, is included in loss on early extinguishment of debt on the accompanying consolidated statements of operations. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.

A summary of the Company's debt maturity schedule as of December 31, 2013 is as follows:
Debt Maturity as of December 31, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	$—		—		$—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	2.0%
2017	—		8,750	(2)	8,750	1.0%	2.0%
2018	—		102,500	(2)	102,500	11.8%	2.0%
2019	—		154,000	(3)	154,000	17.7%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	69.1%	5.9%
Total	$600,000		$269,000		$869,000	100%	4.7%

(1)	The 5.875% Unsecured Notes are due September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The $250 million Unsecured Term Loan matures on February 15, 2019 with no extension option. In January 2014, we drew the remaining $96.0 million.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$—	$3,750	$111,250	$754,000	$869,000
Interest on long-term debt obligations	39,809	81,159	79,142	106,119	306,229
Construction costs payable	45,444	—	—	—	45,444
Commitments under development contracts	41,674	—	—	—	41,674
Operating leases	409	702	—	—	1,111
Total	$127,336	$85,611	$190,392	$860,119	$1,263,458

Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies
We have provided a summary of our significant accounting policies in Note 2 to our financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We describe below the accounting policies that we deem critical and require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions we believe are reasonable as of the date hereof.
Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the customers' leases, which commences when control of the space and the critical power have been provided to the customer. Deferred rent included in our consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. Our leases contain provisions under which the customers reimburse us for their portion of property operating expenses we incur. Such reimbursements are recognized in the period that the expenses are incurred. We recognize amortization of the value of acquired above market customer leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.

We must make subjective estimates as to when our revenue is earned, including a determination of the lease commencement date for accounting purposes, the existence of lease inducements and early termination clauses with penalty payments and the collectability of our accounts receivable related to rent, deferred rent, expense reimbursements and other income. We analyze individual accounts receivable and historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of our allowance for bad debts. These estimates have a direct impact on net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.
Capitalization of costs. We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, we cease cost capitalization after a development is placed in service or if development of a project is suspended. We capitalize pre-acquisition costs related to probable property acquisitions and write off these costs if the acquisition of the property or development of the project is no longer deemed probable. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. All capital improvements for the income producing properties that extend the property's useful life are capitalized. We also capitalize the costs to obtain a lease if it is deemed probable and write off these costs if the lease is no longer deemed probable. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. For the years ended December 31, 2013, 2012 and 2011, we capitalized $3.3 million, $3.1 million and $3.6 million, respectively, of internal development and leasing costs on all of our data centers.
Useful lives of assets. We are required to make subjective assessments as to the useful lives of the major components of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income. The following presents the major components of our properties and the useful lives over which they are depreciated.

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	28%	40
Electrical infrastructure—power distribution units	3%	20
Electrical infrastructure—uninterrupted power supply	21%	25
Electrical infrastructure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical infrastructure—heating, ventilating and air conditioning	6%	20
Mechanical infrastructure—chiller pumps/building automation	7%	25
Mechanical infrastructure—chilled water storage and pipes	10%	30
Total/weighted average life	100%	31
We regularly perform preventive maintenance on our data center components to ensure continual operation and avoid downtime at our data centers. These maintenance costs are expensed as incurred and included as property operating costs on our consolidated statement of operations.
Our triple-net leases provide for the reimbursement of the customer's share of these costs and the reimbursements are included as recoveries from tenants on our consolidated statement of operations.
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

Funds From Operations

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Funds from operations (1)
Net income (2)	$53,605	$60,833	$79,480
Depreciation and amortization	93,058	89,241	75,070
Less: Non real estate depreciation and amortization	(875)	(1,023)	(862)
FFO	$145,788	$149,051	$153,688

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
We use FFO as a supplemental performance measure because, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.
While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to our FFO. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated statements of operations. FFO should not be considered as an alternative to net income or to cash flow from operating activities (each as computed in accordance with GAAP) or as an indicator of our liquidity, nor is it indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions.

(2) Net income for the year ended December 31, 2013 includes a loss on early extinguishment of debt of $41.0 million.

Related Party Transactions

Leasing Arrangements
As of December 31, 2013, we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by an entity affiliated with DFT's Chairman of the Board and President and Chief Executive Officer. This lease expires in September 2016. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm's length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2013.

Aircraft Charter
From time to time during 2013, we chartered an aircraft owned by DFT's President and Chief Executive Officer, at rates that we believe are fair and reasonable and reflect the terms that we would expect to obtain in an arm's length transaction for use of a comparable aircraft. For the year ended December 31, 2013, we incurred a total of $0.3 million of costs under charters of this aircraft for business-related travel of the Company. For the year ended December 31, 2013, we incurred a total of $0.1 million of expenses for personal travel by the President and Chief Executive Officer paid for by us in lieu of the Chief Executive Officer's annual salary through February 4, 2013 under the terms of his employment agreement. Effective February 5, 2013, we no longer reimburse the Chief Executive Officer for personal travel in lieu of salary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2013 would decrease future net income and cash flows by $2.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.2% at December 31, 2013, a decrease of 0.2% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of December 31, 2013, 69% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 12, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited DuPont Fabros Technology, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). DuPont Fabros Technology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 12, 2014

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 12, 2014

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited DuPont Fabros Technology, L.P.'s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). DuPont Fabros Technology L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 12, 2014

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	December 31, 2013	December 31, 2012
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,420,986	2,315,499
	2,496,942	2,388,696
Less: accumulated depreciation	(413,394)	(325,740)
Net income producing property	2,083,548	2,062,956
Construction in progress and land held for development	302,068	218,934
Net real estate	2,385,616	2,281,890
Cash and cash equivalents	38,733	23,578
Rents and other receivables, net	12,674	3,840
Deferred rent, net	150,038	144,829
Lease contracts above market value, net	9,154	10,255
Deferred costs, net	39,866	35,670
Prepaid expenses and other assets	44,507	30,797
Total assets	$2,680,588	$2,530,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$18,000
Mortgage notes payable	115,000	139,600
Unsecured term loan	154,000	—
Unsecured notes payable	600,000	550,000
Accounts payable and accrued liabilities	23,566	22,280
Construction costs payable	45,444	6,334
Accrued interest payable	9,983	2,601
Dividend and distribution payable	25,971	22,177
Lease contracts below market value, net	10,530	14,022
Prepaid rents and other liabilities	56,576	35,524
Total liabilities	1,041,070	810,538
Redeemable noncontrolling interests – operating partnership	387,244	453,889
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at December 31, 2013 and 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at December 31, 2013 and 2012	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,205,274 shares issued and outstanding at December 31, 2013 and 63,340,929 shares issued and outstanding at December 31, 2012	65	63
Additional paid in capital	900,959	915,119
Retained earnings	—	—
Total stockholders’ equity	1,252,274	1,266,432
Total liabilities and stockholders’ equity	$2,680,588	$2,530,859
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Base rent	$265,695	$236,810	$206,036
Recoveries from tenants	104,271	91,049	79,118
Other revenues	5,143	4,586	2,287
Total revenues	375,109	332,445	287,441
Expenses:
Property operating costs	103,522	94,646	80,351
Real estate taxes and insurance	14,380	12,689	6,392
Depreciation and amortization	93,058	89,241	75,070
General and administrative	16,261	17,024	15,955
Other expenses	3,650	6,919	1,137
Total expenses	230,871	220,519	178,905
Operating income	144,238	111,926	108,536
Interest income	137	168	486
Interest:
Expense incurred	(46,443)	(47,765)	(27,096)
Amortization of deferred financing costs	(3,349)	(3,496)	(2,446)
Loss on early extinguishment of debt	(40,978)	—	—
Net income	53,605	60,833	79,480
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,214)	(7,803)	(14,505)
Net income attributable to controlling interests	48,391	53,030	64,975
Preferred stock dividends	(27,245)	(27,053)	(20,874)
Net income attributable to common shares	$21,146	$25,977	$44,101
Earnings per share – basic:
Net income attributable to common shares	$0.32	$0.41	$0.71
Weighted average common shares outstanding	64,645,316	62,866,189	61,241,520
Earnings per share – diluted:
Net income attributable to common shares	$0.32	$0.41	$0.71
Weighted average common shares outstanding	65,474,039	63,754,006	62,303,905
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2010	$185,000	59,827,005	$60	$946,379	$(51,181)	$1,080,258
Net income attributable to controlling interests					64,975	64,975
Issuance of preferred stock	101,250			(3,800)		97,450
Dividends declared on common stock				(29,709)		(29,709)
Dividends earned on preferred stock					(20,874)	(20,874)
Redemption of operating partnership units		2,883,118	3	66,497		66,500
Issuance of stock awards		165,608	—	169		169
Stock option exercises		138,313	—	700		700
Retirement and forfeiture of stock awards		(99,057)	—	(2,086)		(2,086)
Amortization of deferred compensation costs				6,287		6,287
Adjustments to redeemable noncontrolling interests – operating partnership				(56,535)		(56,535)
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					53,030	53,030
Issuance of preferred stock	65,000			(2,315)		62,685
Dividends declared on common stock				(20,332)	(18,897)	(39,229)
Dividends earned on preferred stock					(27,053)	(27,053)
Redemption of operating partnership units		277,575	—	6,800		6,800
Issuance of stock awards		157,025	—	352		352
Stock option exercises		113,955	—	868		868
Retirement and forfeiture of stock awards		(122,613)	—	(2,359)		(2,359)
Amortization of deferred compensation costs				7,033		7,033
Adjustments to redeemable noncontrolling interests – operating partnership				(2,830)		(2,830)
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					48,391	48,391
Dividends declared on common stock				(40,414)	(21,146)	(61,560)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		3,115,269	3	75,597		75,600
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		216,209	—	319		319
Stock option exercises		250,472	—	1,711		1,711
Retirement and forfeiture of stock awards		(84,932)	—	(1,172)		(1,172)
Amortization of deferred compensation costs				6,381		6,381
Adjustments to redeemable noncontrolling interests – operating partnership				(18,791)		(18,791)
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flow from operating activities
Net income	$53,605	$60,833	$79,480
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,058	89,241	75,070
Loss on early extinguishment of debt	40,978	—	—
Straight line rent, net of reserve	(6,920)	(17,967)	(34,095)
Amortization of deferred financing costs	3,349	3,496	2,446
Amortization of lease contracts above and below market value	(2,391)	(3,194)	(2,874)
Compensation paid with Company common shares	6,088	6,980	5,950
Changes in operating assets and liabilities
Rents and other receivables	(5,900)	(2,452)	1,839
Deferred costs	(2,082)	(1,278)	(1,773)
Prepaid expenses and other assets	(14,760)	(5,854)	(3,532)
Accounts payable and accrued liabilities	1,520	(1,112)	(1,238)
Accrued interest payable	7,382	73	(238)
Prepaid rents and other liabilities	19,834	3,997	4,081
Net cash provided by operating activities	193,761	132,763	125,116
Cash flow from investing activities
Investments in real estate – development	(129,332)	(94,753)	(351,090)
Land acquisition costs	(14,186)	(3,830)	(9,507)
Interest capitalized for real estate under development	(3,774)	(4,434)	(27,024)
Improvements to real estate	(5,757)	(4,426)	(3,821)
Additions to non-real estate property	(71)	(57)	(304)
Net cash used in investing activities	(153,120)	(107,500)	(391,746)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	48,000	20,000
Repayments	(120,000)	(50,000)	—
Mortgage notes payable:
Proceeds	115,000	—	—
Lump sum payoffs	(138,300)	—	—
Repayments	(1,300)	(5,200)	(5,200)
Return of escrowed proceeds	—	—	1,104
Unsecured term loan:
Proceeds	154,000	—	—
Unsecured notes payable:
Proceeds	600,000	—	—
Repayments	(550,000)	—	—
Payments of financing costs	(18,200)	(2,109)	(1,338)
Payments for early extinguishment of debt	(32,544)	—	—
Issuance of preferred stock, net of offering costs	—	62,685	97,450

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2013	2012	2011
Exercises of stock options	1,711	868	700
Common stock repurchases	(37,792)	—	—
Dividends and distributions:
Common shares	(57,927)	(34,112)	(29,338)
Preferred shares	(27,245)	(26,006)	(19,325)
Redeemable noncontrolling interests – operating partnership	(14,889)	(10,213)	(9,971)
Net cash (used in) provided by financing activities	(25,486)	(16,087)	54,082
Net increase (decrease) in cash and cash equivalents	15,155	9,176	(212,548)
Cash and cash equivalents, beginning	23,578	14,402	226,950
Cash and cash equivalents, ending	$38,733	$23,578	$14,402
Supplemental information:
Cash paid for interest	$42,835	$52,127	$54,358
Deferred financing costs capitalized for real estate under development	$226	$277	$1,387
Construction costs payable capitalized for real estate under development	$45,444	$6,334	$20,300
Redemption of operating partnership units	$75,600	$6,800	$66,500
Adjustments to redeemable noncontrolling interests - operating partnership	$18,791	$2,830	$56,535
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED BALANCE SHEETS (in thousands except units)

	December 31, 2013	December 31, 2012
ASSETS
Income producing property:
Land	$75,956	$73,197
Buildings and improvements	2,420,986	2,315,499
	2,496,942	2,388,696
Less: accumulated depreciation	(413,394)	(325,740)
Net income producing property	2,083,548	2,062,956
Construction in progress and land held for development	302,068	218,934
Net real estate	2,385,616	2,281,890
Cash and cash equivalents	34,514	19,282
Rents and other receivables, net	12,674	3,840
Deferred rent, net	150,038	144,829
Lease contracts above market value, net	9,154	10,255
Deferred costs, net	39,866	35,670
Prepaid expenses and other assets	44,507	30,797
Total assets	$2,676,369	$2,526,563
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$18,000
Mortgage notes payable	115,000	139,600
Unsecured term loan	154,000	—
Unsecured notes payable	600,000	550,000
Accounts payable and accrued liabilities	23,566	22,280
Construction costs payable	45,444	6,334
Accrued interest payable	9,983	2,601
Dividend and distribution payable	25,971	22,177
Lease contracts below market value, net	10,530	14,022
Prepaid rents and other liabilities	56,576	35,524
Total liabilities	1,041,070	810,538
Redeemable partnership units	387,244	453,889
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013 and 2012	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013 and 2012	166,250	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013 and 62,678,556 issued and outstanding at December 31, 2012	887,695	901,361
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2013 and 2012	9,110	9,525
Total partners’ capital	1,248,055	1,262,136
Total liabilities and partners’ capital	$2,676,369	$2,526,563
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except unit and per unit data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Base rent	$265,695	$236,810	$206,036
Recoveries from tenants	104,271	91,049	79,118
Other revenues	5,143	4,586	2,287
Total revenues	375,109	332,445	287,441
Expenses:
Property operating costs	103,522	94,646	80,351
Real estate taxes and insurance	14,380	12,689	6,392
Depreciation and amortization	93,058	89,241	75,070
General and administrative	16,261	17,024	15,955
Other expenses	3,650	6,919	1,137
Total expenses	230,871	220,519	178,905
Operating income	144,238	111,926	108,536
Interest income	137	168	486
Interest:
Expense incurred	(46,443)	(47,765)	(27,096)
Amortization of deferred financing costs	(3,349)	(3,496)	(2,446)
Loss on early extinguishment of debt	(40,978)	—	—
Net income	53,605	60,833	79,480
Preferred unit distributions	(27,245)	(27,053)	(20,874)
Net income attributable to common units	$26,360	$33,780	$58,606
Earnings per unit – basic:
Net income attributable to common units	$0.32	$0.41	$0.71
Weighted average common units outstanding	80,580,556	81,750,958	81,387,042
Earnings per unit – diluted:
Net income attributable to common units	$0.32	$0.41	$0.71
Weighted average common units outstanding	81,409,279	82,638,775	82,449,427
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2010	$185,000	59,164,632	$878,826	662,373	$11,910	$1,075,736
Net income			78,643		837	79,480
Issuance of OP units for preferred stock offering	101,250		(3,800)			97,450
Common unit distributions			(38,919)		(414)	(39,333)
Preferred unit distributions			(20,654)		(220)	(20,874)
Issuance of OP units to REIT when redeemable partnership units redeemed		2,883,118	66,500			66,500
Issuance of OP units for stock awards		165,608	169			169
Issuance of OP units due to option exercises		138,313	700			700
Retirement and forfeiture of OP units		(99,057)	(2,086)			(2,086)
Amortization of deferred compensation costs			6,287			6,287
Adjustments to redeemable partnership units			(61,749)		550	(61,199)
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			60,197		636	60,833
Issuance of OP units for preferred stock offering	65,000		(2,306)			62,694
Common unit distributions			(50,501)		(411)	(50,912)
Preferred unit distributions			(26,770)		(283)	(27,053)
Issuance of OP units to REIT when redeemable partnership units redeemed		277,575	6,800			6,800
Issuance of OP units for stock awards		157,025	352			352
Issuance of OP units due to option exercises		113,955	868			868
Retirement and forfeiture of OP units		(122,613)	(2,359)			(2,359)
Amortization of deferred compensation costs			7,033			7,033
Adjustments to redeemable partnership units			4,130		(3,080)	1,050
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			53,060		545	53,605
Common unit distributions			(75,981)		(629)	(76,610)
Preferred unit distributions			(26,968)		(277)	(27,245)
Issuance of OP units to REIT when redeemable partnership units redeemed		3,115,269	75,600			75,600
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		216,209	319			319
Issuance of OP units due to option exercises		250,472	1,711			1,711
Retirement and forfeiture of OP units		(84,932)	(1,172)			(1,172)
Amortization of deferred compensation costs			6,381			6,381
Adjustments to redeemable partnership units			(8,824)		(54)	(8,878)
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flow from operating activities
Net income	$53,605	$60,833	$79,480
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,058	89,241	75,070
Loss on early extinguishment of debt	40,978	—	—
Straight line rent, net of reserve	(6,920)	(17,967)	(34,095)
Amortization of deferred financing costs	3,349	3,496	2,446
Amortization of lease contracts above and below market value	(2,391)	(3,194)	(2,874)
Compensation paid with Company common shares	6,088	6,980	5,950
Changes in operating assets and liabilities
Rents and other receivables	(5,900)	(2,452)	1,839
Deferred costs	(2,082)	(1,278)	(1,773)
Prepaid expenses and other assets	(14,760)	(5,854)	(3,532)
Accounts payable and accrued liabilities	1,520	(1,112)	(1,021)
Accrued interest payable	7,382	73	(238)
Prepaid rents and other liabilities	19,834	3,997	4,081
Net cash provided by operating activities	193,761	132,763	125,333
Cash flow from investing activities
Investments in real estate – development	(129,332)	(94,753)	(351,090)
Land acquisition costs	(14,186)	(3,830)	(9,507)
Interest capitalized for real estate under development	(3,774)	(4,434)	(27,024)
Improvements to real estate	(5,757)	(4,426)	(3,821)
Additions to non-real estate property	(71)	(57)	(304)
Net cash used in investing activities	(153,120)	(107,500)	(391,746)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	48,000	20,000
Repayments	(120,000)	(50,000)	—
Mortgage notes payable:
Proceeds	115,000	—	—
Lump sum payoffs	(138,300)	—	—
Repayments	(1,300)	(5,200)	(5,200)
Return of escrowed proceeds	—	—	1,104
Unsecured term loan:
Proceeds	154,000	—	—
Unsecured notes payable:
Proceeds	600,000	—	—
Repayments	(550,000)	—	—
Payments of financing costs	(18,123)	(2,109)	(1,338)
Payments for early extinguishment of debt	(32,544)	—	—
Issuance of preferred units, net of offering costs	—	62,694	97,450

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2013	2012	2011
Issuance of OP units for stock option exercises	1,711	868	700
OP unit repurchases	(37,792)	—	—
Distributions	(100,061)	(70,331)	(58,634)
Net cash (used in) provided by financing activities	(25,409)	(16,078)	54,082
Net increase (decrease) in cash and cash equivalents	15,232	9,185	(212,331)
Cash and cash equivalents, beginning	19,282	10,097	222,428
Cash and cash equivalents, ending	$34,514	$19,282	$10,097
Supplemental information:
Cash paid for interest	$42,835	$52,127	$54,358
Deferred financing costs capitalized for real estate under development	$226	$277	$1,387
Construction costs payable capitalized for real estate under development	$45,444	$6,334	$20,300
Redemption of operating partnership units	$75,600	$6,800	$66,500
Adjustments to redeemable partnership units	$8,878	$(1,050)	$61,199
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
1. Description of Business
DuPont Fabros Technology, Inc. (the “REIT” or “DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of December 31, 2013, owned 80.6% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. As of December 31, 2013, we held a fee simple interest in the following properties:

•	ten operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	two data centers currently under development - ACC7 Phase I and SC1 Phase IIA;

•	data center projects available for future development – NJ1 Phase II, SC1 Phase IIB and ACC7 Phases II-IV; and

•	land that may be used to develop additional data centers – ACC8, CH2 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to the “REIT” or “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
We believe combining the annual reports on Form 10-K of DFT and the Operating Partnership into this single report provides the following benefits:

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
We operate DFT and the Operating Partnership as one business. The management of DFT consists of the same employees as the management of the Operating Partnership.
We believe it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2013 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
We have one reportable segment consisting of investments in data centers located in the United States. All of our properties generate similar types of revenues and expenses related to customer rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Property
All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying our weighted-average borrowing rate to any residual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $4.0 million, $4.7 million and $28.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We cease interest capitalization when a development is temporarily suspended or placed in service.

We capitalize pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which we currently believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use. For the years ended December 31, 2013, 2012 and 2011, we capitalized $3.3 million, $3.1 million and $3.6 million, respectively, of internal development and leasing costs on all of our data centers.

The fair value of in-place leases consists of the following components as applicable—(1) the estimated cost to replace the leases, including foregone rents during the period of finding a new customer, foregone recovery of customer pass-through, customer improvements, and other direct costs associated with obtaining a new customer (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new customer (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements on our consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining life of the underlying leases. Should a customer terminate its lease, the unamortized portions of Leasing Commissions and Lease Intangibles associated with that lease are written off to amortization expense, or rental revenue, respectively.
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $88.6 million, $84.6 million and $70.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $3.1 million, $3.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of its assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2013.

We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2013, there were no data center properties classified as held-for-sale and discontinued operations.

Cash and Cash Equivalents
We consider all demand deposits and money market accounts purchased with a maturity date of three months or less, at the date of purchase, to be cash equivalents. Our account balances at one or more institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We have not experienced any losses and believe that the risk is not significant.
Deferred Costs
Deferred costs, net on our consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In March 2013, we paid off the $138.3 million balance of the ACC5 Term Loan (See Note 6) which resulted in a write-off of $1.7 million of unamortized deferred financing costs. In September and October 2013, we paid off the Unsecured Notes due 2017 (See Note 6), which resulted in a write off of $6.7 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Financing costs	$22,756	$23,082
Accumulated amortization	(4,013)	(10,531)
Financing costs, net	$18,743	$12,551

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. We incurred leasing costs of $2.1 million, $1.3 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of deferred leasing costs totaled $4.1 million, $4.3 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Balances, net of accumulated amortization, at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Leasing costs	$48,312	$46,719
Accumulated amortization	(27,189)	(23,600)
Leasing costs, net	$21,123	$23,119

Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of December 31, 2013 and 2012, the fuel inventory was $4.0 million and $3.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Prepaid Rents
Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent on the consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(13,946)	(12,845)
Lease contracts above market value, net	$9,154	$10,255

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(28,845)	(25,353)
Lease contracts below market value, net	$10,530	$14,022

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of December 31, 2013 and December 31, 2012, we had reserves against rents and other receivables of $1.6 million and $0.9 million, respectively. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, we had reserves against deferred rent of $2.1 million.

The reserves described above were set up for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us was converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this customer has the right to defer up to two-thirds of base rent due through July 2014 at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the note. The note balance as of December 31, 2013 was $5.7 million, which is recorded within rents and other receivables, net on the accompany consolidated balance sheet.
Customer leases generally contain provisions under which the customers reimburse us for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the consolidated statements of operations in the period the applicable expenditures are incurred. Our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Property management fees are included in base rent in the consolidated statements of operations in the applicable period in which they are earned.

Other Revenue
Other revenue primarily consists of services provided to customers on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other customer requested items. Revenue is recognized on a completed contract basis. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.

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
As of December 31, 2013 and 2012, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2010 through 2012.
We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We have elected to treat DF Technical Services LLC, a 100% owned subsidiary of the Operating Partnership, as a TRS. In general, a TRS may perform non-customary services for customers, hold assets that the REIT cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ended December 31, 2013 and 2012, we incurred no income taxes. For the year ended December 31, 2011, we recognized an income tax benefit of $0.6 million and recorded this benefit as a reduction of general and administrative expenses in the consolidated statements of operations.
As of December 31, 2013, the TRS had a deferred tax asset of $2.5 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $2.5 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax liability of $0. As of December 31, 2012, the TRS had a deferred tax asset of $3.2 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $3.1 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax asset of $0.1 million. The Company believed that it was not more likely than not that the TRS would generate sufficient taxable income to realize in full the net deferred tax asset that existed as of December 31, 2012. Accordingly, a full valuation allowance was recorded as of December 31, 2012. As of December 31, 2013 and 2012, the net operating loss carryforwards of the TRS totaled approximately $6.3 million and $7.6 million, respectively, which will begin to expire in 2031 if not utilized by then.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Net income attributable to redeemable noncontrolling interests – operating partnership	—	14,505
Distributions declared	—	(9,624)
Redemption of operating partnership units	(2,883,118)	(66,500)
Adjustment to redeemable noncontrolling interests – operating partnership	—	56,535
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	7,803
Distributions declared	—	(11,683)
Redemption of operating partnership units	(277,575)	(6,800)
Adjustment to redeemable noncontrolling interests – operating partnership	—	2,830
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,214
Distributions declared	—	(15,050)
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustment to redeemable noncontrolling interests – operating partnership	—	18,791
Balance at December 31, 2013	15,671,537	$387,244
The following is a summary of activity for redeemable partnership units for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2010	21,947,499	$466,823
Redemption of operating partnership units	(2,883,118)	(66,500)
Adjustment to redeemable partnership units	—	61,416
Balance at December 31, 2011	19,064,381	$461,739
Redemption of operating partnership units	(277,575)	(6,800)
Adjustment to redeemable partnership units	—	(1,050)
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustment to redeemable partnership units	—	8,955
Balance at December 31, 2013	15,671,537	$387,244
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Net income attributable to controlling interests	$48,391	$53,030	$64,975
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	56,809	3,970	9,965
	$105,200	$57,000	$74,940

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
Stock-based Compensation
We award stock-based compensation to employees and members of our Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or common unit. We estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.

Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $6.1 million, $7.0 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We capitalized $0.6 million, $0.4 million and $0.6 million of compensation paid with Company common shares to our data centers under development for the years ended December 31, 2013, 2012 and 2011, respectively.
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation. Effective in this Annual Report on Form 10-K, we have reclassified the management fee that we collect from customers from "Recoveries from Tenants" to "Base Rent" on our accompanying consolidated statements of operations totaling $15.3 million, $13.8 million and $12.1 million for years ended December 31, 2013, 2012 and 2011, respectively.

3. Real Estate Assets
The following is a summary of our properties as of December 31, 2013 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,093	$—	$161,593
ACC3	Ashburn, VA	1,071	95,654	—	96,725
ACC4	Ashburn, VA	6,600	538,090	—	544,690
ACC5	Ashburn, VA	6,443	298,092	—	304,535
ACC6	Ashburn, VA	5,518	215,291	—	220,809
VA3	Reston, VA	9,000	177,575	—	186,575
VA4	Bristow, VA	6,800	148,765	—	155,565
CH1	Elk Grove Village, IL	23,611	358,505	—	382,116
NJ1 Phase I	Piscataway, NJ	4,311	208,798	—	213,109
SC1 Phase I	Santa Clara, CA	10,102	221,123	—	231,225
		75,956	2,420,986	—	2,496,942
Construction in progress and land held for development	(1)	—	—	302,068	302,068
		$75,956	$2,420,986	$302,068	$2,799,010

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase II and SC2).

The following presents the major components of our properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical infrastructure—power distribution units	20
Electrical infrastructure—uninterrupted power supply	25
Electrical infrastructure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical infrastructure—heating, ventilating and air conditioning	20
Mechanical infrastructure—chiller pumps/building automation	25
Mechanical infrastructure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities
Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2013, these assets have a weighted average remaining life of 6.9 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2014	$3,962
2015	3,779
2016	3,295
2017	2,928
2018	2,230
2019 and thereafter	4,929
$21,123

Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2013, our net Lease Intangible liabilities have a weighted average remaining life of 9.1 years for above market leases and 3.8 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2014	$2,392
2015	1,966
2016	412
2017	174
2018	(72)
2019 and thereafter	(3,496)
$1,376
Tenant Origination Costs are included in buildings and improvements on our consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2013, these assets have a weighted average remaining life of 3.6 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2014	$3,148
2015	2,019
2016	1,243
2017	1,243
2018	747
$8,400

5. Leases
For the years ended December 31, 2013, 2012 and 2011, the following customers comprised more than 10.0% of our consolidated revenues:

	Facebook	Yahoo!	Microsoft	Rackspace
Year ended December 31, 2013	19.2%	13.0%	17.8%	11.6%
Year ended December 31, 2012	20.7%	15.5%	14.9%	9.3%
Year ended December 31, 2011	20.3%	21.5%	17.3%	7.7%

As of December 31, 2013, these four customers accounted for $45.6 million, $13.5 million, $5.5 million, and $30.4 million of deferred rent and $0 million, $4.0 million, $7.1 million, and $3.4 million of prepaid rents, respectively. As of December 31, 2012, these four customers accounted for $46.2 million, $14.3 million, $6.3 million, and $21.3 million of deferred rent and $0 million, $3.9 million, $4.9 million, and $2.3 million of prepaid rents, respectively. We do not hold security deposits from these customers. The majority of our customers operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.
As of December 31, 2013, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2014	$266,712
2015	269,214
2016	254,014
2017	248,036
2018	214,465
2019 and thereafter	630,787
$1,883,228

6. Debt
Debt Summary as of December 31, 2013 and December 31, 2012
($ in thousands)

	December 31, 2013				December 31, 2012
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	13%	2.0%	4.2	$139,600
Unsecured	754,000	87%	5.1%	7.2	568,000
Total	$869,000	100%	4.7%	6.8	$707,600
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	69%	5.9%	7.7	$—
Unsecured Notes due 2017	—	—%	—%	—	550,000
Fixed Rate Debt	600,000	69%	5.9%	7.7	550,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.2	18,000
Unsecured Term Loan	154,000	18%	1.9%	5.1	—
ACC3 Term Loan	115,000	13%	2.0%	4.2	—
ACC5 Term Loan	—	—	—	—	139,600
Floating Rate Debt	269,000	31%	2.0%	4.7	157,600
Total	$869,000	100%	4.7%	6.8	$707,600
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, we entered into a $115 million term loan facility (the “ACC3 Term Loan”). The ACC3 Term Loan matures on March 27, 2018 and the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.85% or (ii) a base rate, which is based on the lender's prime rate, plus 0.85%. The interest rate is currently at LIBOR plus 1.85%. We may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
The loan is secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of December 31, 2013.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into the Unsecured Term Loan providing for a $195 million facility. The Unsecured Term Loan matures on February 15, 2019, with no extension option. We drew $120.0 million under the Unsecured Term Loan at closing.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. An additional $34.0 million was advanced at the time of the accordion exercise, and the remaining $96.0 million was advanced on January 10, 2014.
Under the terms of the loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2013, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

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

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility (as defined below).

The Unsecured Term Loan requires that we comply with various covenants that are substantially the same as those applicable under the Unsecured Credit Facility, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain restrictions on dividend payments. In addition, the Unsecured Term Loan imposes financial maintenance covenants substantially the same as those under the Unsecured Credit Facility relating to, among other things, the following matters:

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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable.
We were in compliance with all of the covenants under the loan as of December 31, 2013.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% Unsecured Notes due 2021. The Unsecured Notes due 2021 were issued at face value. We will pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year, beginning March 15, 2014.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
At any time prior to September 15, 2016, we may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The notes may be redeemed at our option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2021 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2013.
Unsecured Credit Facility
The Operating Partnership's unsecured revolving credit facility ("Unsecured Credit Facility") provided for a total commitment of $225 million and a maturity date of March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions.
In June 2013, we exercised the accordion feature on our Unsecured Credit Facility, resulting in an increase in total commitment from $225 million to $400 million. In June 2013, we also amended the unsecured credit facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Under the terms of the facility, we may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2013, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the facility also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed above.

The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.

As of December 31, 2013, no amounts or letters of credit were outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2013.
Prior to an amendment executed on March 21, 2012, we had a $100 million unsecured revolving credit facility with an initial maturity date of May 6, 2013 and a one-year extension option. Borrowings under the facility bore interest at either LIBOR or a base rate, in each case plus an applicable margin. The applicable margin added to LIBOR and the base rate was based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	3.25%	1.25%
Level 2	Greater than 35% but less than or equal to 45%	3.50%	1.50%
Level 3	Greater than 45% but less than or equal to 55%	3.75%	1.75%
Level 4	Greater than 55%	4.25%	2.25%
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, we entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, we paid off the $138.3 million remaining balance of the ACC5 Term Loan that resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% senior notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. We paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, we commenced a tender offer to repurchase the notes at 106.04%. $418.1 million of these notes were tendered and we paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. This write-off, as well as the tender consideration and fees, is included in loss on early extinguishment of debt on the accompanying consolidated statements of operations. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.

A summary of the Company's debt maturity schedule as of December 31, 2013 is as follows:
Debt Maturity as of December 31, 2013
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	$—		—		$—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	2.0%
2017	—		8,750	(2)	8,750	1.0%	2.0%
2018	—		102,500	(2)	102,500	11.8%	2.0%
2019	—		154,000	(3)	154,000	17.7%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	69.1%	5.9%
Total	$600,000		$269,000		$869,000	100%	4.7%

(1)	The 5.875% Unsecured Notes are due September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The $250 million Unsecured Term Loan matures on February 15, 2019 with no extension option. In January 2014, we drew the remaining $96.0 million.

7. Related Party Transactions
For the years ended December 31, 2013, 2012 and 2011, we incurred $0.3 million, $0.2 million and $0.4 million of cost, respectively, to charter an aircraft for business travel that was owned by our President and Chief Executive Officer. For the years ended December 31, 2013, 2012 and 2011, we incurred $0.1 million, $0.5 million and $0.5 million of expenses for personal travel of our President and Chief Executive Officer in lieu of the Chief Executive Officer’s annual salary under the terms of his employment agreement. Effective February 5, 2013, we no longer reimburse the Chief Executive Officer for personal travel in lieu of salary.
We lease space for our headquarters building from an affiliate of the Chairman of the Board and the President and Chief Executive Officer. Rent expense was $0.4 million for each of the years ended December 31, 2013, 2012 and 2011.

8. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the ACC7 Phase I and SC1 Phase IIA data centers were in place as of December 31, 2013. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2013 the ACC7 Phase I control estimate was $157.4 million of which $109.2 million had been incurred. An additional $19.4 million has been committed under this contract as of December 31, 2013. As of December 31, 2013, the SC1 Phase IIA control estimate was $108.4 million of which $45.1 million has been incurred. An additional $22.3 million has been committed under this contract as of December 31, 2013.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2014 without triggering the tax protection provisions is approximately 70% of the initial built in gain of $667 million (unaudited) or $467 million (unaudited). This percentage grows each year by 10%, accumulating to 100% in 2017. If, as of January 1, 2014, the tax protection provisions were triggered, we could be liable for protection on the taxes related to approximately up to $200 million (unaudited) of built-in gain. Additionally, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of December 31, 2013 and December 31, 2012 was $387.2 million and $453.9 million, respectively, based on the closing share price of DFT’s common stock of $24.71 and $24.16, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2013, 2012 and 2011 OP unitholders redeemed a total of 3,115,269, 277,575, and 2,883,118 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
For the year ended December 31, 2013, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2013	4/15/2013	$0.4921875	$0.4921875	$0.00
7/5/2013	7/15/2013	0.4921875	0.4921875	0.00
10/4/2013	10/15/2013	0.4921875	0.4921875	0.00
12/27/2013	1/15/2014	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00

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

Except in instances relating to preservation of DFT's qualification as a REIT or pursuant to the special optional redemption right discussed below, the Series A Preferred Stock is not redeemable prior to October 15, 2015. On and after October 15, 2015, we may, at our option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

If, at any time following a change of control, the Series A Preferred Stock is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), holders will be entitled to receive dividends at an increased rate of 11.875%, and we will have the option to redeem the Series A Preferred Stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series A Preferred Stock is not so listed or quoted, for cash at $25 per share, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.
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

For the year ended December 31, 2013, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/5/2013	4/15/2013	$0.4765625	$0.4765625	$0.00
7/5/2013	7/15/2013	0.4765625	0.4765625	0.00
10/4/2013	10/15/2013	0.4765625	0.4765625	0.00
12/27/2013	1/15/2014	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00

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

Except in instances relating to preservation of DFT's qualification as a REIT or pursuant to the special optional redemption right and conversion right discussed below, the Series B Preferred Stock is not redeemable prior to March 15, 2016 or convertible at any time. On and after March 15, 2016, we may, at our option, redeem the Series B Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

Upon the occurrence of a change of control, we have a special optional redemption right that enables us to redeem the Series B Preferred Stock within 120 days after the first date on which a change of control has occurred resulting in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ. For this special redemption right, the redemption price is $25 per share in cash, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.

Upon the occurrence of a change of control that results in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE Amex or NASDAQ, the holder will have the right (subject to our special optional redemption right to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock into a number of shares of DFT's common stock equal to the lesser of (A) the quotient obtained by dividing (i) the sum of (x) $25.00, plus (y) an amount equal to any accrued and unpaid dividends, whether or not declared, to but not including, the date of conversion (unless the date of conversion is after a record date for a Series B Preferred Stock dividend payment and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this quotient), by (ii) the price of DFT's common stock, and (B) 2.105 (the Share Cap), subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value.

11. Stockholders’ Equity of the REIT and Partners’ Capital of the OP
During the years ended December 31, 2013, 2012 and 2011:

•
DFT issued an aggregate of 216,209, 157,025 and 165,608 shares of common stock in connection with our annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for our Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 3,115,269, 277,575 and 2,883,118 OP units in exchange for an equal number of shares of DFT’s common stock.
For the year ended December 31, 2013, DFT declared and paid the following cash dividends totaling $0.95 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/05/2013	04/15/2013	$0.20	$0.172	$0.028
07/05/2013	07/15/2013	0.25	0.214	0.036
10/04/2013	10/15/2013	0.25	0.214	0.036
12/27/2013	01/15/2014	0.25	0.000	0.000
		$0.95	$0.600	$0.100

Of the $0.25 dividend paid in January 2014, $0.25 (unaudited) will be included in 2014 taxable common dividends.
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

Of the $0.20 dividend paid in January 2013, $0.05 (unaudited) was included in 2013 taxable common dividends.

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

On November 19, 2012, the Board of Directors authorized a repurchase program to acquire up to $80.0 million of DFT's common shares. In September 2013, the Board of Directors approved a new common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. During the year ended December 31, 2013, DFT repurchased 1,632,673 shares of its common stock totaling $37.8 million. All repurchased shares were retired immediately.

12. Equity Compensation Plan
In May 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from our stockholders. The 2011 Plan is administered by the Compensation Committee of our Board of Directors. The 2011 Plan allows us to provide equity-based compensation to our personnel and directors in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units (“LTIP units”) and other awards.
The 2011 Plan authorizes a maximum aggregate of 6,300,000 share equivalents be reserved for future issuances. In addition, shares that were awarded under our 2007 Equity Compensation Plan (the “2007 Plan”) that subsequently become available due to forfeitures of such awards are available for issuance under the 2011 Plan.
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
As of December 31, 2013, 1,513,080 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,786,920.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	636,851	$10.82
Granted	153,992	$23.62
Vested	(288,582)	$9.82
Forfeited	(12,932)	$15.30
Unvested balance at December 31, 2011	489,329	$15.31
Granted	143,191	$22.66
Vested	(314,571)	$11.60
Forfeited	(20,030)	$22.38
Unvested balance at December 31, 2012	297,919	$22.31
Granted	203,241	$22.82
Vested	(162,353)	$21.73
Forfeited	(34,843)	$22.86
Unvested balance at December 31, 2013	303,964	$22.89
During the years ended December 31, 2013, 2012 and 2011, we issued 203,241, 143,191 and 153,992 shares of restricted stock, which had an aggregate value of $4.6 million, $3.2 million and $3.6 million, on the respective grant dates. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the years ended December 31, 2013, 2012 and 2011, 162,353, 314,571 and 288,582 shares of restricted stock vested, respectively, at a value of $3.8 million, $7.2 million and $7.0 million on the respective vesting dates.
As of December 31, 2013, total unearned compensation on restricted stock was $4.6 million, and the weighted average vesting period was 1.3 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms.
A summary of our stock option activity under the applicable equity incentive plan for the years ended December 31, 2013, 2012 and 2011 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2010	1,403,277	$8.13
Granted	637,879	$23.79
Exercised	(138,313)	$5.06
Forfeited	—	N/A
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(113,955)	$7.62
Forfeited	(53,648)	$22.60
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	(250,472)	$6.83
Forfeited	(100,613)	$22.83
Under option, December 31, 2013	2,099,910	$17.13

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2011	1,902,843	$4.5	million	0.8 years	8.0 years
As of December 31, 2012	2,076,781	$3.2	million	0.8 years	7.3 years
As of December 31, 2013	2,099,910	$1.9	million	0.8 years	6.9 years
The following table sets forth the number of unvested options as of December 31, 2013, 2012 and 2011 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2010	1,140,353	$3.40
Granted	637,879	$7.38
Vested	(521,754)	$2.88
Forfeited	—	N/A
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18
Forfeited	(53,648)	$6.52
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	(100,613)	$5.55
Unvested balance at December 31, 2013	684,111	$5.73
The following tables set forth the number of exercisable options as of December 31, 2013, 2012 and 2011 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2010	262,924	$1.48
Vested	521,754	$2.88
Exercised	(138,313)	$1.48
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(113,955)	$2.56
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	(250,472)	$2.35
Options Exercisable at December 31, 2013	1,415,799	$4.81

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2011	646,365	$10.9	million	$7.28	7.3 years
As of December 31, 2012	1,266,790	$17.6	million	$10.24	6.6 years
As of December 31, 2013	1,415,799	$14.7	million	$14.33	6.1 years
The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.5 million, $1.9 million and $2.7 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Number of options granted	374,214	341,541	637,879
Exercise price	$22.62	$22.57	$23.79
Expected term (in years)	5	4	4
Expected volatility	34%	39%	44%
Expected annual dividend	4%	2%	2%
Risk-free rate	0.83%	0.64%	1.72%
Fair value at date of grant	$1.8 million	$2.0 million	$4.7 million
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300% of target, depending on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the years ended December 31, 2013 and 2012.

	2013	2012
Number of performance units granted	60,468	61,033
Expected volatility	33%	29%
Expected annual dividend	4%	2%
Risk-free rate	0.40%	0.43%
Performance unit fair value at date of grant	$25.59	$28.26
Total grant fair value at date of grant	$1.5 million	$1.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.1 million	$4.1 million

During the year ended December 31, 2013, 22,091 performance units were forfeited with a weighted average fair value of $26.93 per unit. As of December 31, 2013, total unearned compensation on outstanding performance units was $1.5 million.

13. Earnings Per Share of the REIT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Year ended December 31,
	2013	2012	2011
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	64,645,316	62,866,189	61,241,520
Effect of dilutive securities	828,723	887,817	1,062,385
Weighted average common shares – diluted	65,474,039	63,754,006	62,303,905
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$21,146	$25,977	$44,101
Net income allocated to unvested restricted shares	(267)	(188)	(363)
Net income attributable to common shares, adjusted	20,879	25,789	43,738
Weighted average common shares – basic	64,645,316	62,866,189	61,241,520
Earnings per common share – basic	$0.32	$0.41	$0.71
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$21,146	$25,977	$44,101
Adjustments to redeemable noncontrolling interests	55	84	188
Adjusted net income available to common shares	21,201	26,061	44,289
Weighted average common shares – diluted	65,474,039	63,754,006	62,303,905
Earnings per common share – diluted	$0.32	$0.41	$0.71

The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Year ended December 31,
	2013	2012	2011
Restricted Shares	—	—	—
Stock Options	0.6	0.9	0.9
Performance Units	0.1	0.1	—

14. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Year ended December 31,
	2013	2012	2011
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,580,556	81,750,958	81,387,042
Effect of dilutive securities	828,723	887,817	1,062,385
Weighted average common units – diluted	81,409,279	82,638,775	82,449,427
The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Year ended December 31,
	2013	2012	2011
Restricted Units	—	—	—
Stock Options	0.6	0.9	0.9
Performance Units	0.1	0.1	—

15. Employee Benefit Plan
We have a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees' contributions up to a maximum match contribution of 4% of the employee's eligible cash compensation. Our contributions vest immediately. During each of the years ended December 31, 2013, 2012 and 2011, we contributed $0.4 million to the 401(k) Plan.

16. Fair Value
Assets and Liabilities Measured at Fair Value

We follow the authoritative guidance issued by the FASB relating to fair value measurements that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair value measurements of reported balances. The guidance excludes the accounting for leases, as well as other authoritative guidance that address fair value measurements on lease classification and measurement. The authoritative guidance issued by the FASB emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2013 and 2012:

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

•
Debt: As of December 31, 2013, the combined balance of our Unsecured Notes due 2021, Unsecured Term Loan and ACC3 Term Loan was $869.0 million with a fair value of $872.2 million based on Level 1, Level 2 and Level 3 data. The Level 1 data is for the Unsecured Notes due 2021 and consisted of a quote from the market maker for the Unsecured Notes due 2021. The Level 3 data is for the ACC3 Loan and the Unsecured Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 1.68% as of December 31, 2013 plus a spread that is consistent with current market conditions.

As of December 31, 2012, the combined balance of our Unsecured Notes and mortgage notes payable was $707.6 million with a fair value of $757.4 million based on Level 1 and Level 3 data. The Level 1 data was for the Unsecured

Notes and consisted of a quote from the market maker in the Unsecured Notes. The Level 3 data was for the ACC5 Term Loan and the Line of Credit and is based on discounted cash flows using the one-month LIBOR swap rate as of December 31, 2012 plus a spread that was consistent with current market conditions.

17. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands except share data):

	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$99,444	$96,342	$91,564	$87,759
Net income (loss)	21,089	(5,958)	21,747	16,727
Net income (loss) attributable to common shares	11,460	(10,228)	11,971	7,943
Net income (loss) attributable to common shares per common share-basic (1)	0.18	(0.16)	0.19	0.12
Net income (loss) attributable to common shares per common share-diluted	0.18	(0.16)	0.18	0.12

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$85,959	$85,446	$82,658	$78,382
Net income	15,703	16,278	15,494	13,358
Net income attributable to common shares	6,845	7,286	6,677	5,169
Net income attributable to common shares per common share-basic	0.11	0.11	0.11	0.08
Net income attributable to common shares per common share-diluted	0.11	0.11	0.11	0.08

(1) Amounts do not equal full year results due to rounding and the impact of the loss in the third quarter of 2013.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 6). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Company’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of December 31, 2013 and December 31, 2012 and the results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,318,414	102,572	—	2,420,986
	—	2,393,299	103,643	—	2,496,942
Less: accumulated depreciation	—	(386,796)	(26,598)	—	(413,394)
Net income producing property	—	2,006,503	77,045	—	2,083,548
Construction in progress and land held for development	—	154,404	147,664	—	302,068
Net real estate	—	2,160,907	224,709	—	2,385,616
Cash and cash equivalents	32,903	—	1,611	—	34,514
Rents and other receivables	4,226	3,981	4,467	—	12,674
Deferred rent	—	144,377	5,661	—	150,038
Lease contracts above market value, net	—	9,154	—	—	9,154
Deferred costs, net	17,318	16,971	5,577	—	39,866
Investment in affiliates	2,372,121	—	—	(2,372,121)	—
Prepaid expenses and other assets	2,264	37,331	4,912	—	44,507
Total assets	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	154,000	—	—	—	154,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,547	14,582	5,437	—	23,566
Construction costs payable	—	22,670	22,774	—	45,444
Accrued interest payable	9,970	—	13	—	9,983
Distribution payable	25,971	—	—	—	25,971
Lease contracts below market value, net	—	10,530	—	—	10,530
Prepaid rents and other liabilities	45	49,915	6,616	—	56,576
Total liabilities	793,533	97,697	149,840	—	1,041,070
Redeemable partnership units	387,244	—	—	—	387,244
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013	166,250	—	—	—	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013	887,695	2,275,024	97,097	(2,372,121)	887,695
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2013	9,110	—	—	—	9,110
Total partners’ capital	1,248,055	2,275,024	97,097	(2,372,121)	1,248,055
Total liabilities & partners’ capital	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$72,126	$1,071	$—	$73,197
Buildings and improvements	—	2,210,314	105,185	—	2,315,499
	—	2,282,440	106,256	—	2,388,696
Less: accumulated depreciation	—	(302,745)	(22,995)	—	(325,740)
Net income producing property	—	1,979,695	83,261	—	2,062,956
Construction in progress and land held for development	—	204,533	14,401	—	218,934
Net real estate	—	2,184,228	97,662	—	2,281,890
Cash and cash equivalents	18,240	361	681	—	19,282
Rents and other receivables	15	2,729	1,096	—	3,840
Deferred rent	—	135,937	8,892	—	144,829
Lease contracts above market value, net	—	10,255	—	—	10,255
Deferred costs, net	10,711	20,442	4,517	—	35,670
Investment in affiliates	2,280,723	—	—	(2,280,723)	—
Prepaid expenses and other assets	2,101	26,877	1,819	—	30,797
Total assets	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$18,000	$—	$—	$—	$18,000
Mortgage notes payable	—	139,600	—	—	139,600
Unsecured notes payable	550,000	—	—	—	550,000
Accounts payable and accrued liabilities	3,240	16,312	2,728	—	22,280
Construction costs payable	5	6,100	229	—	6,334
Accrued interest payable	2,290	311	—	—	2,601
Distribution payable	22,177	—	—	—	22,177
Lease contracts below market value, net	—	14,022	—	—	14,022
Prepaid rents and other liabilities	53	32,478	2,993	—	35,524
Total liabilities	595,765	208,823	5,950	—	810,538
Redeemable partnership units	453,889	—	—	—	453,889
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2012	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2012	166,250	—	—	—	166,250
Common units, 62,678,556 issued and outstanding at December 31, 2012	901,361	2,172,006	108,717	(2,280,723)	901,361
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2012	9,525	—	—	—	9,525
Total partners’ capital	1,262,136	2,172,006	108,717	(2,280,723)	1,262,136
Total liabilities & partners’ capital	$2,311,790	$2,380,829	$114,667	$(2,280,723)	$2,526,563

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$15,301	$248,719	$17,126	$(15,451)	$265,695
Recoveries from tenants	—	94,794	9,477	—	104,271
Other revenues	—	1,668	3,613	(138)	5,143
Total revenues	15,301	345,181	30,216	(15,589)	375,109
Expenses:
Property operating costs	198	108,536	10,227	(15,439)	103,522
Real estate taxes and insurance	—	13,931	449	—	14,380
Depreciation and amortization	81	88,556	4,421	—	93,058
General and administrative	15,605	97	559	—	16,261
Other expenses	778	304	2,718	(150)	3,650
Total expenses	16,662	211,424	18,374	(15,589)	230,871
Operating (loss) income	(1,361)	133,757	11,842	—	144,238
Interest income	(148)	20	—	265	137
Interest:
Expense incurred	(47,343)	351	814	(265)	(46,443)
Amortization of deferred financing costs	(3,054)	(167)	(128)	—	(3,349)
Loss on early extinguishment of debt	(39,278)	(1,700)	—	—	(40,978)
Equity in earnings	144,789	—	—	(144,789)	—
Net income (loss)	53,605	132,261	12,528	(144,789)	53,605
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net (loss) income attributable to common units	$26,360	$132,261	$12,528	$(144,789)	$26,360

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,765	$218,208	$18,752	$(13,915)	$236,810
Recoveries from tenants	—	80,387	10,662	—	91,049
Other revenues	—	1,378	3,335	(127)	4,586
Total revenues	13,765	299,973	32,749	(14,042)	332,445
Expenses:
Property operating costs	—	97,036	11,502	(13,892)	94,646
Real estate taxes and insurance	—	12,167	522	—	12,689
Depreciation and amortization	117	83,902	5,222	—	89,241
General and administrative	14,531	128	2,365	—	17,024
Other expenses	1,437	3,031	2,601	(150)	6,919
Total expenses	16,085	196,264	22,212	(14,042)	220,519
Operating (loss) income	(2,320)	103,709	10,537	—	111,926
Interest income	432	—	—	(264)	168
Interest:
Expense incurred	(47,535)	(420)	(74)	264	(47,765)
Amortization of deferred financing costs	(2,748)	(760)	12	—	(3,496)
Equity in earnings	113,004	—	—	(113,004)	—
Net income (loss)	60,833	102,529	10,475	(113,004)	60,833
Preferred unit distributions	(27,053)	—	—	—	(27,053)
Net income (loss) attributable to common units	$33,780	$102,529	$10,475	$(113,004)	$33,780

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$12,128	$186,916	$19,162	$(12,170)	$206,036
Recoveries from tenants	—	70,651	8,467	—	79,118
Other revenues	—	833	1,454	—	2,287
Total revenues	12,128	258,400	29,083	(12,170)	287,441
Expenses:
Property operating costs	—	83,219	9,259	(12,127)	80,351
Real estate taxes and insurance	—	5,888	504	—	6,392
Depreciation and amortization	109	70,478	4,483	—	75,070
General and administrative	14,161	140	1,654	—	15,955
Other expenses	108	—	1,072	(43)	1,137
Total expenses	14,378	159,725	16,972	(12,170)	178,905
Operating (loss) income	(2,250)	98,675	12,111	—	108,536
Interest income	485	1	—	—	486
Interest:
Expense incurred	(47,137)	20,024	17	—	(27,096)
Amortization of deferred financing costs	(3,001)	554	1	—	(2,446)
Equity in earnings	131,383	—	—	(131,383)	—
Net income (loss)	79,480	119,254	12,129	(131,383)	79,480
Preferred unit distributions	(20,874)	—	—	—	(20,874)
Net income (loss) attributable to common units	$58,606	$119,254	$12,129	$(131,383)	$58,606

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(48,725)	$225,903	$16,583	$—	$193,761
Cash flow from investing activities
Investments in real estate – development	(9)	(50,827)	(78,496)	—	(129,332)
Land acquisition costs	—	—	(14,186)	—	(14,186)
Investments in affiliates	62,508	(28,856)	(33,652)	—	—
Interest capitalized for real estate under development	—	(1,399)	(2,375)	—	(3,774)
Improvements to real estate	—	(5,513)	(244)	—	(5,757)
Additions to non-real estate property	(6)	(65)	—	—	(71)
Net cash provided by (used in) investing activities	62,493	(86,660)	(128,953)	—	(153,120)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	—	—	—	102,000
Repayments	(120,000)	—	—	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Unsecured term loan:
Proceeds	154,000	—	—	—	154,000
Unsecured notes payable:
Proceeds	600,000	—	—	—	600,000
Repayments	(550,000)	—	—	—	(550,000)
Payments of financing costs	(16,419)	(4)	(1,700)	—	(18,123)
Payments for early extinguishment of debt	(32,544)	—	—	—	(32,544)
Exercises of stock options	1,711	—	—	—	1,711
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(100,061)	—	—	—	(100,061)
Net cash provided by (used in) financing activities	895	(139,604)	113,300	—	(25,409)
Net increase (decrease) in cash and cash equivalents	14,663	(361)	930	—	15,232
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$32,903	$—	$1,611	$—	$34,514

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,869)	$168,236	$14,396	$—	$132,763
Cash flow from investing activities
Investments in real estate – development	(26)	(84,877)	(9,850)	—	(94,753)
Land acquisition costs	—	(3,830)	—	—	(3,830)
Investments in affiliates	69,833	(65,480)	(4,353)	—	—
Interest capitalized for real estate under development	—	(4,244)	(190)	—	(4,434)
Improvements to real estate	—	(4,395)	(31)	—	(4,426)
Additions to non-real estate property	(19)	(20)	(18)	—	(57)
Net cash provided by (used in) investing activities	69,788	(162,846)	(14,442)	—	(107,500)
Cash flow from financing activities
Line of credit:
Proceeds	48,000	—	—	—	48,000
Repayments	(50,000)	—	—	—	(50,000)
Repayments of mortgage notes payable	—	(5,200)	—	—	(5,200)
Payments of financing costs	(2,084)	(25)	—	—	(2,109)
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Exercises of stock options	868	—	—	—	868
Advances from related parties	—	—	—	—	—
Distributions	(70,331)	—	—	—	(70,331)
Net cash used in financing activities	(10,853)	(5,225)	—	—	(16,078)
Net increase (decrease) in cash and cash equivalents	9,066	165	(46)	—	9,185
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$18,240	$361	$681	$—	$19,282

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2011
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,465)	$156,885	$17,913	$—	$125,333
Cash flow from investing activities
Investments in real estate – development	—	(342,314)	(8,776)	—	(351,090)
Land Acquisition Costs	—	—	(9,507)	—	(9,507)
Investments in affiliates	(221,662)	221,238	424	—	—
Interest capitalized for real estate under development	—	(27,006)	(18)	—	(27,024)
Improvements to real estate	—	(3,821)	—	—	(3,821)
Additions to non-real estate property	(67)	(224)	(13)	—	(304)
Net cash used in investing activities	(221,729)	(152,127)	(17,890)	—	(391,746)
Cash flow from financing activities
Line of credit:
Proceeds	20,000	—	—	—	20,000
Repayments	—	—	—	—	—
Mortgage notes payable:
Repayments	—	(5,200)	—	—	(5,200)
Return of escrowed proceeds	—	1,104	—	—	1,104
Payments of financing costs	(203)	(1,135)	—	—	(1,338)
Issuance of preferred units, net of offering costs	97,450	—	—	—	97,450
Exercises of stock options	700	—	—	—	700
Advances from related parties	—	—	—	—	—
Distributions	(58,634)	—	—	—	(58,634)
Net cash provided by (used in) financing activities	59,313	(5,231)	—	—	54,082
Net (decrease) increase in cash and cash equivalents	(211,881)	(473)	23	—	(212,331)
Cash and cash equivalents, beginning	221,055	669	704	—	222,428
Cash and cash equivalents, ending	$9,174	$196	$727	$—	$10,097

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE II
CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS
DECEMBER 31, 2013
(in thousands)

	Balance at Beginning of Period	Charges to Operations	Net Recovery (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$2,961	$739	$—	$3,700
Year ended December 31, 2012	—	2,961	—	2,961
Year ended December 31, 2011	—	—	—	—

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(in thousands)

	Encum-brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2013					Accumulated Depreciation at December 31, 2013	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land		Buildings & Improvements		Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$—	$1,993	$2,500		$159,093		$161,593	$(43,256)	2005	2001
ACC3 (2)	115,000	1,071	—	—	95,654	1,071	1	95,654	1	96,725	(25,906)	2006	2001
ACC4 (1)	—	6,600	506,081	—	32,009	6,600	2	538,090	2	544,690	(118,589)	2007	2006
ACC5 (1)	—	6,443	43	—	298,049	6,443	3	298,092	3	304,535	(39,667)	2009-2010	2007
ACC6 (1)	—	5,518	214,294	—	997	5,518	4	215,291	4	220,809	(12,715)	2009-2011	2007
CH1 (1)	—	22,450	238,746	1,161	119,759	23,611	5	358,505	5	382,116	(45,411)	2007-2008	2007
NJ1 Phase I (1)	—	4,311	191,649	—	17,149	4,311	6	208,798	6	213,109	(21,867)	2008-2010	2007
SC1 Phase I (1)	—	10,102	—	—	221,123	10,102	7	221,123	7	231,225	(16,197)	2008-2011	2007
VA3 (1)	—	9,000	172,881	—	4,694	9,000	8	177,575	8	186,575	(51,087)	2003-2004	2003
VA4 (1)	—	6,800	140,575	—	8,190	6,800	9	148,765	9	155,565	(38,699)	2005	2005
Subtotal	115,000	74,795	1,621,369	1,161	799,617	75,956		2,420,986		2,496,942	(413,394)

Development Properties
SC1 Phase II (1)	—	10,099	99,483	—	—	10,099	8	99,483	8	109,582	—		2007
ACC7	—	9,752	118,355	—	—	9,752	9	118,355	9	128,107	—		2011
CH2	—	14,393	1,308	—	—	14,393	10	1,308	10	15,701	—		2013
NJ1 Phase II (1)	—	4,318	34,894	—	—	4,318	11	34,894	11	39,212	—		2007
ACC8	—	3,784	72	—	—	3,784	12	72	12	3,856	—		2007
SC2 (1)	—	5,610	—	—	—	5,610	13	—	13	5,610	—		2007
Subtotal	—	47,956	254,112	—	—	47,956		254,112		302,068	—

Grand Total	$115,000	$122,751	$1,875,481	$1,161	$799,617	$123,912		$2,675,098		$2,799,010	$(413,394)

(1) The subsidiaries that own these data centers and development properties are guarantors of the Company's Unsecured Notes and Unsecured Credit Facility.
(2) The subsidiary that owns this data center is encumbered by the Company's ACC3 Term Loan.
(3) The aggregate gross cost of the Company's properties for federal income tax purposes was $2,093 million (unaudited) as of December 31, 2013.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(in thousands)

	2013	2012	2011
Real estate assets
Balance, beginning of period	$2,607,630	$2,507,381	$2,167,172
Additions - property acquisitions	14,186	3,830	9,507
Additions - improvements	177,194	96,419	330,702
Balance, end of period	$2,799,010	$2,607,630	$2,507,381

Accumulated depreciation
Balance, beginning of period	$325,740	$242,245	$172,537
Additions - depreciation	87,654	83,495	69,708
Balance, end of period	$413,394	$325,740	$242,245

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
DFT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of DFT's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, DFT's independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.
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

DFT's management assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by DFT's management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the Operating Partnership's independent registered public accounting firm, as stated in their report which appears on page 56 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company's Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information About our Board of Directors and its Committees,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2014 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2013, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the Company's Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This information is incorporated by reference from the Company's Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule II-Consolidated Allowance for Doubtful Accounts.The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
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

3.4
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

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

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

10.3.2
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

10.3.3
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

10.3.4
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

10.3.5
Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2013 (Registration No. 001-33748)).

10.3.6
Third Amendment to Credit Agreement, dated April 9, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.3.7
Fourth Amendment to Credit Agreement, dated as of June 11, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.3.8
2013 Increase Letter, dated as of June 12, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.4.1
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

10.4.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.5.1
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

10.5.2
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

10.5.3
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and TD Bank, N.A., as Acceding Lender (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.4
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and Regions Bank, as Acceding Lender (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.6.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.6.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.6.3
Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.6.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.7.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.7.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.8.1
Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.8.2
First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.8.3
Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)).

10.8.4
Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.8.5
Fourth Amendment to Employment Agreement, dated December 31, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.7.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.9.1
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

10.9.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.8.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.10.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.10.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.10.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.9.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.11.1*	Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009.

10.11.2*	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny.

10.11.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny.

10.12
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.13
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.14.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.14.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.14.3
Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.14.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.14.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.15
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

10.19
2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.1
2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.2
Form of Restricted Stock Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.3
Form of Stock Option Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.4
Form of Performance Stock Unit Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.1	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.2
Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.3
Form of Stock Option Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.4
Form of Performance Stock Unit Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101*
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

DUPONT FABROS TECHNOLOGY, INC.

Date:	February 12, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	February 12, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont	Chairman of the Board of Directors	February 12, 2014
Lammot J. du Pont

/s/ Hossein Fateh	President and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2014
Hossein Fateh

/s/ Jeffrey H. Foster	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2014
Jeffrey H. Foster

/s/ Michael A. Coke	Director	February 12, 2014
Michael A. Coke

/s/ Thomas D. Eckert	Director	February 12, 2014
Thomas D. Eckert

/s/ Jonathan G. Heiliger	Director	February 12, 2014
Jonathan G. Heiliger

/s/ Frederic V. Malek	Director	February 12, 2014
Frederic V. Malek

/s/ John T. Roberts	Director	February 12, 2014
John T. Roberts

/s/ John H. Toole	Director	February 12, 2014
John H. Toole

Exhibit Index

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

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

3.4
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

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

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

10.3.2
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

10.3.3
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

10.3.4
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

10.3.5
Joinder Agreement, dated March 27, 2013, by Xeres Ventures LLC, as Joinder Party, delivered to KeyBank National Association as Agent (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2013 (Registration No. 001-33748)).

10.3.6
Third Amendment to Credit Agreement, dated April 9, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 12, 2013 (Registration No. 001-33748)).

10.3.7
Fourth Amendment to Credit Agreement, dated as of June 11, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.3.8
2013 Increase Letter, dated as of June 12, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 6, 2013 (Registration No. 001-33748)).

10.4.1
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

10.4.2
Guaranty, dated as of March 27, 2013, by DuPont Fabros Technology, L.P. for the benefit of the Agent and the Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on April 2, 2013 (Registration No. 001-33748)).

10.5.1
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

10.5.2
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

10.5.3
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and TD Bank, N.A., as Acceding Lender (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

10.5.4
Accession Agreement, dated as of October 18, 2013, by and among DuPont Fabros Technology, L.P., as Borrower, Royal Bank of Canada as Agent, and Regions Bank, as Acceding Lender (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 24, 2013 (Registration No. 001-33748)).

(10)	Executive Compensation Plans and Arrangements:

10.6.1
Amended and Restated Employment Agreement, dated October 27, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on October 28, 2011 (Registration No. 001-33748)).

10.6.2
First Amendment to Amended and Restated Employment Agreement, dated May 21, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 21, 2012 (Registration No. 001-33748)).

10.6.3
Second Amendment to Amended and Restated Employment Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.6.4
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Lammot J. du Pont (Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011(Registration No. 001-33748)).

10.7.1
Third Amended and Restated Employment Agreement, dated February 5, 2013, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 5, 2013 (Registration No. 001-33748)).

10.7.2
Non-Competition, Non-Solicitation and Confidentiality Agreement, dated October 18, 2007, between the Company and Hossein Fateh (Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration No. 001-33748)).

10.8.1
Employment Agreement between Mark L. Wetzel and DuPont Fabros Technology, Inc. dated June 13, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on June 17, 2008 (Registration No. 001-33748)).

10.8.2
First Amendment to Employment Agreement by and between DuPont Fabros Technology, Inc. and Mark L. Wetzel dated as of January 6, 2009 (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.8.3
Second Amendment to Employment Agreement, dated May 23, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by the Registrant on May 26, 2011 (Registration No. 001-33748)).

10.8.4
Third Amendment to Employment Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.8.5
Fourth Amendment to Employment Agreement, dated December 31, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Mark L. Wetzel (Incorporated by reference to Exhibit 10.7.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.9.1
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

10.9.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Richard A. Montfort, Jr. (Incorporated by reference to Exhibit 10.8.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.10.1
Severance Agreement between Jeffrey H. Foster and DuPont Fabros Technology, Inc. dated March 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.10.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 5, 2011 (Registration No. 001-33748)).

10.10.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Jeffrey H. Foster (Incorporated by reference to Exhibit 10.9.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration No. 001-33748)).

10.11.1*	Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009.

10.11.2*	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny.

10.11.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny.

10.12
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.13
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.14.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.14.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.14.3
Form of Stock Award Agreement under 2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on August 8, 2008 (Registration No. 001-33748)).

10.14.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.14.5	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 4, 2009 (Registration No. 001-33748)).

10.15
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

10.19
2012 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.1
2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.2
Form of Restricted Stock Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.3
Form of Stock Option Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.20.4
Form of Performance Stock Unit Award Agreement under the 2012 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 29, 2012) (Registration No. 001-33748)).

10.21	2013 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.1	2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.2
Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.3
Form of Stock Option Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

10.22.4
Form of Performance Stock Unit Award Agreement under the 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 27, 2013).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

32.1*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

32.2*
Certifications of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

101*
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