Form 10-Q
period 2014-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2014-04-24
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,805,599

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2014, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
We believe combining the quarterly reports on Form 10-Q of DFT and the Operating Partnership into this single report provides the following benefits:

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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$75,956
Buildings and improvements	2,423,357	2,420,986
	2,499,313	2,496,942
Less: accumulated depreciation	(435,384)	(413,394)
Net income producing property	2,063,929	2,083,548
Construction in progress and land held for development	365,613	302,068
Net real estate	2,429,542	2,385,616
Cash and cash equivalents	71,786	38,733
Rents and other receivables, net	13,653	12,674
Deferred rent, net	149,327	150,038
Lease contracts above market value, net	8,879	9,154
Deferred costs, net	38,107	39,866
Prepaid expenses and other assets	48,448	44,507
Total assets	$2,759,742	$2,680,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	22,446	23,566
Construction costs payable	25,489	45,444
Accrued interest payable	1,971	9,983
Dividend and distribution payable	34,238	25,971
Lease contracts below market value, net	9,656	10,530
Prepaid rents and other liabilities	61,040	56,576
Total liabilities	1,119,840	1,041,070
Redeemable noncontrolling interests – operating partnership	375,144	387,244
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at March 31, 2014 and December 31, 2013	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,804,748 shares issued and outstanding at March 31, 2014 and 65,205,274 shares issued and outstanding at December 31, 2013	66	65
Additional paid in capital	913,442	900,959
Retained earnings	—	—
Total stockholders’ equity	1,264,758	1,252,274
Total liabilities and stockholders’ equity	$2,759,742	$2,680,588
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2014	2013
Revenues:
Base rent	$69,204	$64,132
Recoveries from tenants	31,689	22,690
Other revenues	1,194	937
Total revenues	102,087	87,759
Expenses:
Property operating costs	30,095	23,512
Real estate taxes and insurance	3,467	3,641
Depreciation and amortization	23,269	23,039
General and administrative	4,240	4,550
Other expenses	873	772
Total expenses	61,944	55,514
Operating income	40,143	32,245
Interest income	68	37
Interest:
Expense incurred	(7,824)	(12,937)
Amortization of deferred financing costs	(743)	(918)
Loss on early extinguishment of debt	—	(1,700)
Net income	31,644	16,727
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,788)	(1,973)
Net income attributable to controlling interests	26,856	14,754
Preferred stock dividends	(6,811)	(6,811)
Net income attributable to common shares	$20,045	$7,943
Earnings per share – basic:
Net income attributable to common shares	$0.30	$0.12
Weighted average common shares outstanding	65,348,269	65,089,972
Earnings per share – diluted:
Net income attributable to common shares	$0.30	$0.12
Weighted average common shares outstanding	65,823,921	65,928,717
Dividends declared per common share	$0.35	$0.20
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
Net income attributable to controlling interests					26,856	26,856
Dividends declared on common stock				(2,987)	(20,045)	(23,032)
Dividends earned on preferred stock				—	(6,811)	(6,811)
Redemption of operating partnership units		86,000	—	2,100		2,100
Issuance of stock awards		146,378	—	—		—
Stock option exercises		409,134	1	3,456		3,457
Retirement and forfeiture of stock awards		(42,038)	—	(1,111)		(1,111)
Amortization of deferred compensation costs				1,691		1,691
Adjustments to redeemable noncontrolling interests – operating partnership				9,334		9,334
Balance at March 31, 2014	$351,250	65,804,748	$66	$913,442	$—	$1,264,758
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Cash flow from operating activities
Net income	$31,644	$16,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,269	23,039
Loss on early extinguishment of debt	—	1,700
Straight line revenues, net of reserve	711	(4,607)
Amortization of deferred financing costs	743	918
Amortization of lease contracts above and below market value	(599)	(598)
Compensation paid with Company common shares	1,593	1,903
Changes in operating assets and liabilities
Rents and other receivables	(979)	(6,360)
Deferred costs	(52)	(119)
Prepaid expenses and other assets	(5,933)	(7,173)
Accounts payable and accrued liabilities	(1,191)	6,299
Accrued interest payable	(8,012)	11,446
Prepaid rents and other liabilities	3,297	4,637
Net cash provided by operating activities	44,491	47,812
Cash flow from investing activities
Investments in real estate – development	(80,159)	(7,340)
Interest capitalized for real estate under development	(2,965)	(210)
Improvements to real estate	(425)	(809)
Additions to non-real estate property	(220)	(18)
Net cash used in investing activities	(83,769)	(8,377)
Cash flow from financing activities
Line of credit:
Proceeds	—	62,000
Repayments	—	(20,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	—
Payments of financing costs	(96)	(1,715)
Exercises of stock options	3,457	—
Common stock repurchases	—	(37,792)
Dividends and distributions:
Common shares	(16,301)	(12,668)
Preferred shares	(6,811)	(6,811)
Redeemable noncontrolling interests – operating partnership	(3,918)	(3,757)

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Three months ended March 31,
	2014	2013
Net cash provided by (used in) financing activities	72,331	(45,343)
Net increase (decrease) in cash and cash equivalents	33,053	(5,908)
Cash and cash equivalents, beginning	38,733	23,578
Cash and cash equivalents, ending	$71,786	$17,670
Supplemental information:
Cash paid for interest	$18,802	$1,700
Deferred financing costs capitalized for real estate under development	$170	$15
Construction costs payable capitalized for real estate under development	$25,489	$2,609
Redemption of operating partnership units	$2,100	$68,900
Adjustments to redeemable noncontrolling interests - operating partnership	$(9,334)	$3,011
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$75,956	$75,956
Buildings and improvements	2,423,357	2,420,986
	2,499,313	2,496,942
Less: accumulated depreciation	(435,384)	(413,394)
Net income producing property	2,063,929	2,083,548
Construction in progress and land held for development	365,613	302,068
Net real estate	2,429,542	2,385,616
Cash and cash equivalents	67,568	34,514
Rents and other receivables, net	13,653	12,674
Deferred rent, net	149,327	150,038
Lease contracts above market value, net	8,879	9,154
Deferred costs, net	38,107	39,866
Prepaid expenses and other assets	48,448	44,507
Total assets	$2,755,524	$2,676,369
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	22,446	23,566
Construction costs payable	25,489	45,444
Accrued interest payable	1,971	9,983
Dividend and distribution payable	34,238	25,971
Lease contracts below market value, net	9,656	10,530
Prepaid rents and other liabilities	61,040	56,576
Total liabilities	1,119,840	1,041,070
Redeemable partnership units	375,144	387,244
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2014 and December 31, 2013	166,250	166,250
Common units, 65,142,375 issued and outstanding at March 31, 2014 and 64,542,901 issued and outstanding at December 31, 2013	900,137	887,695
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2014 and December 31, 2013	9,153	9,110
Total partners’ capital	1,260,540	1,248,055
Total liabilities and partners’ capital	$2,755,524	$2,676,369
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2014	2013
Revenues:
Base rent	$69,204	$64,132
Recoveries from tenants	31,689	22,690
Other revenues	1,194	937
Total revenues	102,087	87,759
Expenses:
Property operating costs	30,095	23,512
Real estate taxes and insurance	3,467	3,641
Depreciation and amortization	23,269	23,039
General and administrative	4,240	4,550
Other expenses	873	772
Total expenses	61,944	55,514
Operating income	40,143	32,245
Interest income	68	37
Interest:
Expense incurred	(7,824)	(12,937)
Amortization of deferred financing costs	(743)	(918)
Loss on early extinguishment of debt	—	(1,700)
Net income	31,644	16,727
Preferred unit distributions	(6,811)	(6,811)
Net income attributable to common units	$24,833	$9,916
Earnings per unit – basic:
Net income attributable to common units	$0.30	$0.12
Weighted average common units outstanding	80,956,206	81,257,611
Earnings per unit – diluted:
Net income attributable to common units	$0.30	$0.12
Weighted average common units outstanding	81,431,858	82,096,356
Distributions declared per unit	$0.35	$0.20
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			31,325		319	31,644
Common unit distributions			(22,800)		(232)	(23,032)
Preferred unit distributions			(6,742)		(69)	(6,811)
Issuance of OP units to DFT when redeemable partnership units redeemed		86,000	2,100			2,100
Issuance of OP units for stock awards		146,378	—			—
Issuance of OP units due to option exercises		409,134	3,457			3,457
Retirement and forfeiture of OP units		(42,038)	(1,111)			(1,111)
Amortization of deferred compensation costs			1,691			1,691
Adjustments to redeemable partnership units			4,522		25	4,547
Balance at March 31, 2014	$351,250	65,142,375	$900,137	662,373	$9,153	$1,260,540
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Cash flow from operating activities
Net income	$31,644	$16,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,269	23,039
Loss on early extinguishment of debt	—	1,700
Straight line rent, net of reserve	711	(4,607)
Amortization of deferred financing costs	743	918
Amortization of lease contracts above and below market value	(599)	(598)
Compensation paid with Company common shares	1,593	1,903
Changes in operating assets and liabilities
Rents and other receivables	(979)	(6,360)
Deferred costs	(52)	(119)
Prepaid expenses and other assets	(5,933)	(7,173)
Accounts payable and accrued liabilities	(1,190)	6,299
Accrued interest payable	(8,012)	11,446
Prepaid rents and other liabilities	3,297	4,637
Net cash provided by operating activities	44,492	47,812
Cash flow from investing activities
Investments in real estate – development	(80,159)	(7,340)
Interest capitalized for real estate under development	(2,965)	(210)
Improvements to real estate	(425)	(809)
Additions to non-real estate property	(220)	(18)
Net cash used in investing activities	(83,769)	(8,377)
Cash flow from financing activities
Line of credit:
Proceeds	—	62,000
Repayments	—	(20,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	—
Payments of financing costs	(96)	(1,715)
Issuance of OP units for stock option exercises	3,457	—
OP unit repurchases	—	(37,792)
Distributions	(27,030)	(23,236)
Net cash provided by (used in) financing activities	72,331	(45,343)

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Three months ended March 31,
	2014	2013
Net increase (decrease) in cash and cash equivalents	33,054	(5,908)
Cash and cash equivalents, beginning	34,514	19,282
Cash and cash equivalents, ending	$67,568	$13,374
Supplemental information:
Cash paid for interest	$18,802	$1,700
Deferred financing costs capitalized for real estate under development	$170	$15
Construction costs payable capitalized for real estate under development	$25,489	$2,609
Redemption of operating partnership units	$2,100	$68,900
Adjustments to redeemable partnership units	$(4,547)	$1,797
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of March 31, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. As of March 31, 2014 the Company holds a fee simple interest in the following properties:

•	ten operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I;

•	two data centers currently under development – ACC7 Phase I and SC1 Phase IIA;

•	data center projects available for future development – NJ1 Phase II, SC1 Phase IIB and ACC7 Phases II-IV; and

•	land that may be used to develop additional data centers – ACC8, CH2 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $22.2 million and $22.0 million for the three months ended March 31, 2014 and 2013, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million for each of the three months ended March 31, 2014 and 2013, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2014 and 2013.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method, or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. Balances, net of accumulated amortization, at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Financing costs	$22,777	$22,756
Accumulated amortization	(4,850)	(4,013)
Financing costs, net	$17,927	$18,743

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. We incurred leasing costs of $0.1 million for each of the three months ended March 31, 2014 and 2013, respectively. Amortization of deferred leasing costs totaled $1.0 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Balances, net of accumulated amortization, at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Leasing costs	$48,364	$48,312
Accumulated amortization	(28,184)	(27,189)
Leasing costs, net	$20,180	$21,123
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2014 and December 31, 2013, the fuel inventory was $4.1 million and $4.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(14,221)	(13,946)
Lease contracts above market value, net	$8,879	$9,154

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(29,719)	(28,845)
Lease contracts below market value, net	$9,656	$10,530

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of March 31, 2014 and December 31, 2013, we had reserves against rents and other receivables of $1.6 million. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of March 31, 2014 and December 31, 2013, we had reserves against deferred rent of $2.1 million.

The reserves described above were set up for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us was converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this customer has the right to defer up to two-thirds of base rent due through July 2014 at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the principal amount of the note. The note balance was $5.6 million and $5.7 million as of March 31, 2014 and December 31, 2013, respectively, which is recorded within rents and other receivables, net in the accompanying consolidated balance sheets.
Customer leases generally contain provisions under which the customers reimburse us for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the accompanying consolidated statements of operations in the period the applicable expenditures are incurred. Our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Property management fees are included in base rent in the accompanying consolidated statements of operations in the applicable period in which they are earned.

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
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Partnership Units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (“OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	4,788
Distributions declared	—	(5,454)
Redemption of operating partnership units	(86,000)	(2,100)
Adjustments to redeemable noncontrolling interests – operating partnership	—	(9,334)
Balance at March 31, 2014	15,585,537	$375,144

The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(86,000)	(2,100)
Adjustments to redeemable partnership units	—	(10,000)
Balance at March 31, 2014	15,585,537	$375,144
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Net income attributable to controlling interests	$26,856	$14,754
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	11,434	65,889
	$38,290	$80,643

Earnings Per Share of DFT
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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation. For the three months ended March 31, 2013, we have reclassified the management fee that we collect from customers from "Recoveries from Tenants" to "Base Rent" in our accompanying consolidated statements of operations totaling $3.6 million.

3. Real Estate Assets
The following is a summary of our properties as of March 31, 2014 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,093	$—	$161,593
ACC3	Ashburn, VA	1,071	95,860	—	96,931
ACC4	Ashburn, VA	6,600	538,419	—	545,019
ACC5	Ashburn, VA	6,443	298,574	—	305,017
ACC6	Ashburn, VA	5,518	216,697	—	222,215
VA3	Reston, VA	9,000	177,575	—	186,575
VA4	Bristow, VA	6,800	148,765	—	155,565
CH1	Elk Grove Village, IL	23,611	358,190	—	381,801
NJ1 Phase I	Piscataway, NJ	4,311	208,995	—	213,306
SC1 Phase I	Santa Clara, CA	10,102	221,189	—	231,291
		75,956	2,423,357	—	2,499,313
Construction in progress and land held for development	(1)	—	—	365,613	365,613
		$75,956	$2,423,357	$365,613	$2,864,926

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase II and SC2).

4. Debt
Debt Summary as of March 31, 2014 and December 31, 2013

($ in thousands)

	March 31, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	2.0%	4.0	$115,000
Unsecured	850,000	88%	4.7%	6.7	754,000
Total	$965,000	100%	4.4%	6.4	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.5	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.0	—
Unsecured Term Loan	250,000	26%	1.9%	4.9	154,000
ACC3 Term Loan	115,000	12%	2.0%	4.0	115,000
Floating Rate Debt	365,000	38%	1.9%	4.6	269,000
Total	$965,000	100%	4.4%	6.4	$869,000

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
The ACC3 Term Loan is secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195.0 million unsecured term loan facility (the "Unsecured Term Loan"). The Unsecured Term Loan matures on February 15, 2019, with no extension option.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. As of December 31, 2013 we had drawn $154.0 million under this loan and the remaining $96.0 million was advanced on January 10, 2014.

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
As of March 31, 2014, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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
We were in compliance with all of the covenants under the loan as of March 31, 2014.
Unsecured Notes due 2021

On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
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
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2021) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2014.

Unsecured Credit Facility
In June 2013, we exercised the accordion feature on our unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions. In June 2013, we also amended the facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
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
As of March 31, 2014, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

As of March 31, 2014, no amounts or letters of credit were outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2014.
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
Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% unsecured notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. We paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, we commenced a tender offer to repurchase the notes at 106.04%. Under the early deadline for this offer, $418.1 million of these notes were tendered and we paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.
A summary of our debt maturity schedule as of March 31, 2014 is as follows:
Debt Maturity as of March 31, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	2.0%
2017	—		8,750	(2)	8,750	0.9%	2.0%
2018	—		102,500	(2)	102,500	10.6%	2.0%
2019	—		250,000	(3)	250,000	25.9%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.4%

(1)	The 5.875% Unsecured Notes due 2021 were issued in September 2013.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Term Loan matures on February 15, 2019 with no extension option.

5. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the ACC7 Phase I and SC1 Phase IIA data centers were in place as of March 31, 2014. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2014 the ACC7 Phase I control estimate was $157.4 million of which $130.1 million had been incurred. An additional $15.4 million has been committed under this contract as of March 31, 2014. As of March 31, 2014, the SC1 Phase IIA control estimate was $108.4 million of which $81.5 million has been incurred. An additional $11.1 million has been committed under this contract as of March 31, 2014.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2014 without triggering the tax protection provisions is approximately 70% of the initial built in gain of $667 million (unaudited) or $467 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. If, as of January 1, 2014, the tax protection provisions were triggered, we could be liable for protection on the taxes related to approximately up to $100 million (unaudited) of built-in gain. Additionally, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

6. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units
Redeemable noncontrolling interests – operating partnership, as presented in DFT’s consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented in the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.

The redemption value of redeemable noncontrolling interests – operating partnership as of March 31, 2014 and December 31, 2013 was $375.1 million and $387.2 million, respectively, based on the closing share price of DFT’s common stock of $24.07 and $24.71, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2014, OP unitholders redeemed a total of 86,000 OP units in exchange for an equal number of shares of common stock. See Note 2.

7. Preferred Stock
Series A Preferred Stock
In October 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $185 million in an underwritten public offering. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.
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
In 2014, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2014, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.35 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.
In 2013, the Board of Directors approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. During the three months ended March 31, 2014, DFT repurchased no shares of its common stock and $122.2 million is still available for repurchase under the program.

9. Equity Compensation Plan
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
As of March 31, 2014, 2,118,602 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,181,398.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	303,964	$22.89
Granted	146,378	$25.58
Vested	(115,749)	$22.96
Forfeited	(242)	$22.74
Unvested balance at March 31, 2014	334,351	$24.05
During the three months ended March 31, 2014, we issued 146,378 shares of restricted stock, which had an aggregate value of $3.7 million on the grant date. This amount will be amortized to expense over a three year vesting period. Also during the three months ended March 31, 2014, 115,749 shares of restricted stock vested at a value of $3.1 million on the respective vesting dates.
As of March 31, 2014, total unearned compensation on restricted stock was $7.5 million, and the weighted average vesting period was 1.8 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the three months ended March 31, 2014, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the three months ended March 31, 2014 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(409,134)	$8.45
Forfeited	—	$—
Under option, March 31, 2014	1,690,776	$19.23

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of March 31, 2014	1,690,776	$1.4	million	1.3 years	6.9 years

The following table sets forth the number of unvested options as of March 31, 2014 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at March 31, 2014	302,324	$5.05
The following tables sets forth the number of exercisable options as of March 31, 2014 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(409,134)	$2.71
Options Exercisable at March 31, 2014	1,388,452	$5.83

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2014	1,388,452	$7.7	million	$18.50	6.6 years
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300%. For performance unit award grants prior to 2014, the vesting amount is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period.
For performance unit grants awarded in 2014, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the three months ended March 31, 2014.

Assumption
Number of performance units granted	110,441
Expected volatility	30%
Expected annual dividend	5%
Risk-free rate	0.74%
Performance unit fair value at date of grant	$33.50
Total grant fair value at date of grant	$3.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$8.5 million

As of March 31, 2014, total unearned compensation on outstanding performance units was $4.8 million.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2014	2013
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,348,269	65,089,972
Effect of dilutive securities	475,652	838,745
Weighted average common shares – diluted	65,823,921	65,928,717
Calculation of Earnings per Share – Basic
Net (loss) income attributable to common shares	$20,045	$7,943
Net income allocated to unvested restricted shares	(116)	(55)
Net (loss) income attributable to common shares, adjusted	19,929	7,888
Weighted average common shares – basic	65,348,269	65,089,972
(Loss) earnings per common share – basic	$0.30	$0.12
Calculation of Earnings per Share – Diluted
Net (loss) income attributable to common shares	$20,045	$7,943
Adjustments to redeemable noncontrolling interests	27	21
Adjusted net (loss) income available to common shares	20,072	7,964
Weighted average common shares – diluted	65,823,921	65,928,717
Loss (earnings) per common share – diluted	$0.30	$0.12
The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2014	2013
Restricted Shares	—	—
Stock Options	0.3	1.1
Performance Units	0.2	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended March 31,
	2014	2013
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,956,206	81,257,611
Effect of dilutive securities	475,652	838,745
Weighted average common units – diluted	81,431,858	82,096,356
The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2014	2013
Restricted Units	—	—
Stock Options	0.3	1.1
Performance Units	0.2	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2014:

•
Cash and cash equivalents: The carrying amount of cash and cash equivalents reported in the accompanying consolidated balance sheets approximates fair value because of the short maturity of these instruments (i.e., less than 90 days).

•	Restricted cash: The carrying amount of restricted cash reported in the accompanying consolidated balance sheets approximates fair value because of the short maturities of these instruments.

•
Rents and other receivables, accounts payable and accrued liabilities, and prepaid rents: The carrying amount of these assets and liabilities reported in the accompanying consolidated balance sheets approximates fair value because of the short-term nature of these amounts.

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Term Loan and ACC3 Term Loan was $965.0 million with a fair value of $976.9 million based on Level 1 and Level 3 data. The Level 1 data is for the Unsecured Notes due 2021 and consisted of a quote from the market maker for the Unsecured Notes due 2021. The Level 3 data is for the ACC3 Loan and the Unsecured Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate of 1.74% as of March 31, 2014 plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 4). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcels of land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 data center under development, the ACC8 and CH2 parcels of land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	March 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,320,579	102,778	—	2,423,357
	—	2,395,464	103,849	—	2,499,313
Less: accumulated depreciation	—	(407,848)	(27,536)	—	(435,384)
Net income producing property	—	1,987,616	76,313	—	2,063,929
Construction in progress and land held for development	—	192,834	172,779	—	365,613
Net real estate	—	2,180,450	249,092	—	2,429,542
Cash and cash equivalents	64,744	—	2,824	—	67,568
Rents and other receivables	4,106	7,108	2,439	—	13,653
Deferred rent	—	144,544	4,783	—	149,327
Lease contracts above market value, net	—	8,879	—	—	8,879
Deferred costs, net	16,566	16,120	5,421	—	38,107
Investment in affiliates	2,436,118	—	—	(2,436,118)	—
Prepaid expenses and other assets	2,162	44,671	1,615	—	48,448
Total assets	$2,523,696	$2,401,772	$266,174	$(2,436,118)	$2,755,524

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	1,722	16,200	4,524	—	22,446
Construction costs payable	46	12,610	12,833	—	25,489
Accrued interest payable	1,965	—	6	—	1,971
Distribution payable	34,238	—	—	—	34,238
Lease contracts below market value, net	—	9,656	—	—	9,656
Prepaid rents and other liabilities	41	57,802	3,197	—	61,040
Total liabilities	888,012	96,268	135,560	—	1,119,840
Redeemable partnership units	375,144	—	—	—	375,144
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2014	166,250	—	—	—	166,250
Common units, 65,142,375 issued and outstanding at March 31, 2014	900,137	2,305,504	130,614	(2,436,118)	900,137
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2014	9,153	—	—	—	9,153
Total partners’ capital	1,260,540	2,305,504	130,614	(2,436,118)	1,260,540
Total liabilities & partners’ capital	$2,523,696	$2,401,772	$266,174	$(2,436,118)	$2,755,524

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,318,414	102,572	—	2,420,986
	—	2,393,299	103,643	—	2,496,942
Less: accumulated depreciation	—	(386,796)	(26,598)	—	(413,394)
Net income producing property	—	2,006,503	77,045	—	2,083,548
Construction in progress and land held for development	—	154,404	147,664	—	302,068
Net real estate	—	2,160,907	224,709	—	2,385,616
Cash and cash equivalents	32,903	—	1,611	—	34,514
Rents and other receivables	4,226	3,981	4,467	—	12,674
Deferred rent	—	144,377	5,661	—	150,038
Lease contracts above market value, net	—	9,154	—	—	9,154
Deferred costs, net	17,318	16,971	5,577	—	39,866
Investment in affiliates	2,372,121	—	—	(2,372,121)	—
Prepaid expenses and other assets	2,264	37,331	4,912	—	44,507
Total assets	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	154,000	—	—	—	154,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,547	14,582	5,437	—	23,566
Construction costs payable	—	22,670	22,774	—	45,444
Accrued interest payable	9,970	—	13	—	9,983
Distribution payable	25,971	—	—	—	25,971
Lease contracts below market value, net	—	10,530	—	—	10,530
Prepaid rents and other liabilities	45	49,915	6,616	—	56,576
Total liabilities	793,533	97,697	149,840	—	1,041,070
Redeemable partnership units	387,244	—	—	—	387,244
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013	166,250	—	—	—	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013	887,695	2,275,024	97,097	(2,372,121)	887,695
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2013	9,110	—	—	—	9,110

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Total partners’ capital	1,248,055	2,275,024	97,097	(2,372,121)	1,248,055
Total liabilities & partners’ capital	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,226	$64,966	$4,276	$(4,264)	$69,204
Recoveries from tenants	—	29,409	2,280	—	31,689
Other revenues	—	409	798	(13)	1,194
Total revenues	4,226	94,784	7,354	(4,277)	102,087
Expenses:
Property operating costs	—	31,862	2,472	(4,239)	30,095
Real estate taxes and insurance	—	3,357	110	—	3,467
Depreciation and amortization	16	22,117	1,136	—	23,269
General and administrative	3,907	16	317	—	4,240
Other expenses	256	11	644	(38)	873
Total expenses	4,179	57,363	4,679	(4,277)	61,944
Operating income	47	37,421	2,675	—	40,143
Interest income	67	—	1	—	68
Interest:
Expense incurred	(10,210)	1,328	1,058	—	(7,824)
Amortization of deferred financing costs	(822)	75	4	—	(743)
Equity in earnings	42,562	—	—	(42,562)	—
Net (loss) income	31,644	38,824	3,738	(42,562)	31,644
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net (loss) income attributable to common units	$24,833	$38,824	$3,738	$(42,562)	$24,833

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$3,649	$59,861	$4,309	$(3,687)	$64,132
Recoveries from tenants	—	20,646	2,044	—	22,690
Other revenues	—	412	548	(23)	937
Total revenues	3,649	80,919	6,901	(3,710)	87,759
Expenses:
Property operating costs	—	24,900	2,284	(3,672)	23,512
Real estate taxes and insurance	—	3,530	111	—	3,641
Depreciation and amortization	26	22,009	1,004	—	23,039
General and administrative	4,252	31	267	—	4,550
Other expenses	90	296	424	(38)	772
Total expenses	4,368	50,766	4,090	(3,710)	55,514
Operating (loss) income	(719)	30,153	2,811	—	32,245
Interest income	(248)	20	—	265	37
Interest:
Expense incurred	(12,059)	(1,042)	429	(265)	(12,937)
Amortization of deferred financing costs	(682)	(246)	10	—	(918)
Loss on early extinguishment of debt	—	(1,700)	—	—	(1,700)
Equity in earnings	30,435	—	—	(30,435)	—
Net income (loss)	16,727	27,185	3,250	(30,435)	16,727
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$9,916	$27,185	$3,250	$(30,435)	$9,916

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(11,706)	$50,066	$6,132	$—	$44,492
Cash flow from investing activities
Investments in real estate – development	(152)	(44,951)	(35,056)	—	(80,159)
Investments in affiliates	(28,651)	(3,162)	31,813	—	—
Interest capitalized for real estate under development	(1)	(1,328)	(1,636)	—	(2,965)
Improvements to real estate	—	(425)	—	—	(425)
Additions to non-real estate property	(5)	(200)	(15)	—	(220)
Net cash used in investing activities	(28,809)	(50,066)	(4,894)	—	(83,769)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(71)	—	(25)	—	(96)
Exercises of stock options	3,457	—	—	—	3,457
Distributions	(27,030)	—	—	—	(27,030)
Net cash provided by (used in) financing activities	72,356	—	(25)	—	72,331
Net increase in cash and cash equivalents	31,841	—	1,213	—	33,054
Cash and cash equivalents, beginning	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending	$64,744	$—	$2,824	$—	$67,568

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(14,237)	$56,553	$5,496	$—	$47,812
Cash flow from investing activities
Investments in real estate – development	(22)	(8,324)	1,006	—	(7,340)
Investments in affiliates	26,963	92,722	(119,685)	—	—
Interest capitalized for real estate under development	—	(7)	(203)	—	(210)
Improvements to real estate	—	(776)	(33)	—	(809)
Additions to non-real estate property	—	(18)	—	—	(18)
Net cash provided by (used in) investing activities	26,941	83,597	(118,915)	—	(8,377)
Cash flow from financing activities
Line of credit:
Proceeds	62,000	—	—	—	62,000
Repayments	(20,000)	—	—	—	(20,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Payments of Financing costs	(53)	—	(1,662)	—	(1,715)
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(23,236)	—	—	—	(23,236)
Net cash (used in) provided by financing activities	(19,081)	(139,600)	113,338	—	(45,343)
Net (decrease) increase in cash and cash equivalents	(6,377)	550	(81)	—	(5,908)
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$11,863	$911	$600	$—	$13,374

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2014, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of March 31, 2014, we owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

The following table presents a summary of our operating properties as of April 1, 2014:

Operating Properties
As of April 1, 2014

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	98%	98%	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	64%	64%	18.2	52%	52%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	100%	100%	18.2	100%	100%
VA3 (6)	Reston, VA	2003	256,000	147,000	74%	74%	13.0	75%	75%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			2,534,000	1,255,000	94%	94%	218.5	94%	94%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of April 1, 2014 represent $275 million of base rent on a GAAP basis and $288 million of base rent on a cash basis over the next twelve months. Both amounts include $17 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under generally accepted accounting principles.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (1 MW is equal to 1,000 kW).

(6)	As of April 23, 2014, VA3 is 95% leased on a critical load basis and 94% leased on a CRSF basis.

Lease Expirations
As of April 1, 2014
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2014. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2014	2	8	0.7%	1,705	0.8%	1.1%
2015	4	70	5.9%	13,812	6.7%	6.6%
2016	4	32	2.7%	4,686	2.3%	2.4%
2017	14	102	8.6%	18,106	8.9%	8.9%
2018	19	215	18.2%	39,298	19.1%	18.4%
2019	13	171	14.5%	31,337	15.2%	14.8%
2020	10	106	9.0%	16,496	8.0%	8.7%
2021	9	159	13.5%	27,682	13.4%	13.8%
2022	6	75	6.3%	12,812	6.2%	7.1%
2023	4	48	4.1%	6,475	3.1%	2.8%
After 2023	12	196	16.5%	33,425	16.3%	15.4%
Total	97	1,182	100%	205,834	100%	100%

(1)	Represents 34 customers with 97 lease expiration dates. Top four customers represent 62% of annualized base rent.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2014.

Development Projects
As of March 31, 2014
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
SC1 Phase IIA	Santa Clara, CA	90,000	44,000	9.1	$106,000 - $112,000	$94,018	50%	50%
ACC7 Phase I	Ashburn, VA	126,000	70,000	11.9	90,000 - 95,000	79,214	0%	0%
		216,000	114,000	21.0	196,000 - 207,000	173,232

Future Development Projects/Phases
SC1 Phase IIB	Santa Clara, CA	90,000	44,000	9.1	54,000 - 58,000	54,051
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	85,000 - 90,000	72,796
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		590,000	308,000	57.0	$178,212 - $187,212	166,059
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		3,986
CH2	Elk Grove Village, IL	338,000	167,000	25.6		16,782
SC2	Santa Clara, CA	200,000	125,000	26.0		5,554
		638,000	342,000	62.0		26,322
Total		1,444,000	764,000	140.0		$365,613

(1)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers’ computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (1 MW is equal to 1,000 kW). The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(4)
Current development projects include land, capitalization for construction and development and capitalized interest and operating carrying costs, as applicable, upon completion. Future development projects/phases other than SC1 Phase IIB include land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

(5)
Amount capitalized as of March 31, 2014. Future development projects/phases other than SC1 Phase IIB include land, shell and underground work through Phase I opening only. SC1 Phase IIB also includes a portion of the electrical and mechanical infrastructure.

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

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the first three months of 2014, we executed one lease at VA3 representing a total of 0.49 MW of critical load and 5,581 computer room square feet of space with a lease term of 3.1 years.
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

We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 6.6 years as of March 31, 2014. Although approximately 10% of our leases – in terms of annualized base rent – are scheduled to expire through 2016, our ability to generate rental income over time will depend on our ability to retain customers when their leases expire and re-lease power and space available from leases that expire or are terminated at attractive rates. For the two leases expiring in 2014 totaling 1.71 MW, we do not anticipate a material impact to our earnings. Also, we receive expense reimbursement from customers only on power and space that is leased. Vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.

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
As of the April 23, 2014, our operating portfolio is 97% leased on a CRSF basis and 95% on a critical load basis. The opportunity for revenue growth in the near term primarily depends on our ability to lease the remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the two data center facilities currently under development.
As of the April 23, 2014, we have one data center facility with a significant amount of vacant space - NJ1 Phase I, which has available for lease 48% of its critical load power and 36% of its computer room floor space. Generally, under each lease, the percentage of available critical load power leased is equal to the percentage of square feet of computer room floor space leased. At NJ1 Phase I, however, the terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provide for the lease of 25% of the square footage of computer room floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the customer has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of computer room floor space leased. If, however, this customer does not utilize this additional critical load power, it may not be possible for us to lease this available power to another customer as part of a NJ1 Phase I lease. Consequently, we will seek to divert this power for use in NJ1 Phase II, if and when that phase is developed. There is no assurance that we will be able to utilize this critical load power in NJ1 Phase II.
Our two data center facilities currently under development are ACC7 Phase I, located in Ashburn, Virginia, and SC1 Phase IIA, located in Santa Clara, California. As discussed above, when completed, ACC7 Phase I will have 11.89 MW of critical load available for use by customers and SC1 Phase IIA will have 9.10 MW of critical load available for use by customers. ACC7 Phase I is expected to be completed in early summer 2014 and SC1 Phase IIA is expected to be completed in May 2014. As of the April 23, 2014, the entire 11.89 MW of critical load in ACC7 Phase I remains available to be leased, and 4.55 MW of critical load in SC1 Phase IIA remains available to be leased.
We take into account various factors when negotiating the terms of our leases, which can vary among leases, including the following factors: the customer’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 6.6 years as of March 31, 2014, it is difficult to predict the market conditions that will exist when the terms or our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customer were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. The returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively if we are unable to lease vacant space with rents equal to or above historic rates.
Our four largest customers comprised 62% of our annualized base rent as of March 31, 2014. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.
One of our four largest customers, which has leased our entire ACC2 data center facility and 13.65 MW, or 38%, of our ACC4 data center facility, has notified us of its intent to sublease this data center space to third parties, and has retained a real estate brokerage firm to market this space on its behalf. The term of the ACC2 lease expires in September 2015 and the term of the ACC4 lease expires in three equal tranches of 4.55 MW in June 2017, March 2018 and March 2019. For the 10.4 MW expiring in 2015 at our ACC2 data center facility, we are forecasting a 20% decline in cash base rents upon re-leasing the vacant space. The lease agreements that govern this data center space each provide that the customer may sublease the leased premises, subject to our consent, which may not be conditioned, delayed or withheld unreasonably. Each of the leases provides that our consent to a sublease does not relieve the customer of its obligations under the lease, and the customer would remain primarily liable for payments under the terms of the lease. These leases represent 11% of our operating property portfolio.
We believe that it will be difficult for this customer to sublease this space because of the relatively short period of time remaining during the lease terms for this space, particularly in the case of the ACC2 space, and because lessees of data center space typically prefer a direct contractual relationship with the data center owner and operator, as opposed to the indirect relationship as a subtenant. Nevertheless, this additional inventory of available data center space could have a negative impact on demand for space that we have available in Northern Virginia and the rental rates for such space. Given this situation, we believe that it is unlikely that this customer will renew any of the leases for any of the space in ACC2 or ACC4 that it leases from us. We believe that we will be able to lease this space to new customers if and when the current customer vacates the space because we expect to have limited inventory in the Northern Virginia area as this space becomes available and we have been successful in re-leasing vacated space at our VA3 data center facility. We, however, cannot ensure that we will be able to attract replacement customers on similar terms in a timely manner for this space and, if we are unable to do so, our rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating Revenue. Operating revenue for the three months ended March 31, 2014 was $102.1 million. This includes base rent of $69.2 million, which includes our management fee, tenant recoveries of $31.7 million and other revenue of $1.2 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenue of $87.8 million for the three months ended March 31, 2013. The increase of $14.3 million, or 16.3%, was primarily due to new leases commencing at ACC6 Phase II, SC1 Phase I, CH1 Phase II, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the three months ended March 31, 2014 were $61.9 million, compared to $55.5 million for the three months ended March 31, 2013. The increase of $6.4 million, or 11.5%, was primarily due to increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2014 was $8.6 million compared to interest expense of $13.9 million for the three months ended March 31, 2013. Total interest incurred for the three months ended March 31, 2014 was $11.7 million, of which $3.1 million was capitalized, as compared to $14.1 million for the corresponding period in 2013, of which $0.2 million was capitalized. The decrease in total interest is due primarily to refinancing our Unsecured Notes due 2017 in September 2013. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in the first quarter of 2014 compared to the first quarter of 2013.
Loss on Early Extinguishment of Debt. For the three months ended March 31, 2013, we incurred a loss of $1.7 million due to the write-off of loan fees related to the repayment of the ACC5 Term Loan in March 2013.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2014 was $4.8 million compared to $2.0 million for the three months ended March 31, 2013. The increase of $2.8 million was primarily due to the Operating Partnership receiving its allocation of higher net income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2013 through March 31, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2014 was $20.0 million compared to $7.9 million for the three months ended March 31, 2013. The increase of $12.1 million was primarily due to higher operating revenue, lower interest expense and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2014 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net cash provided by operating activities decreased by $3.3 million, or 6.9%, to $44.5 million for the three months ended March 31, 2014, as compared to $47.8 million for the corresponding period in 2013. The decrease is primarily due to an interest payment made in the first quarter of 2014 that we were not required to make in the first quarter of 2013. In September 2013, we issued Unsecured Notes due 2021 that provide for interest payments in March and September of each year. In the first quarter of 2013, the Unsecured Notes due 2017 that were outstanding at the time provided for interest payments in June and December of each year. We retired the Unsecured Notes due 2017 in the fall of 2013 in connection with the issuance of the Unsecured Notes due 2021. This timing difference in interest payments resulted in a decrease in cash flows from operations of

$19.5 million in the first quarter of 2014 as compared to the first quarter of 2013. This decrease was partially offset by a $16.1 million increase in cash from operations primarily due to higher cash rents received from customers.
Net cash used in investing activities increased by $75.4 million to $83.8 million for the three months ended March 31, 2014 compared to $8.4 million for the corresponding period in 2013. The majority of cash used in investing activities in each period was expenditures for projects under development. During the three months ended March 31, 2014, we had two projects under development, while it only had one project under development during the three months ended March 31, 2013.
Net cash provided by financing activities was $72.3 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $45.3 million in the corresponding period in 2013. Cash provided by financing activities for the three months ended March 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $3.5 million of proceeds received from stock option exercises, partially offset by $27.0 million paid for dividends and distributions. Cash used in financing activities for the three months ended March 31, 2013 consisted of the repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $23.2 million paid for dividends and distributions, $1.7 million in financing costs related to the ACC3 Term Loan and the amendment of the line of credit and $1.3 million of principal payments on the ACC5 Term Loan, partially offset by $115.0 million of proceeds from the closing of the ACC3 Term Loan and $42.0 million net borrowings under the Unsecured Credit Facility.
Market Capitalization
The following table sets forth our total market capitalization as of March 31, 2014:
Capital Structure as of March 31, 2014
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				600,000
Total Debt				965,000	29.5%
Common Shares	81%	65,805
Operating Partnership (“OP”) Units	19%	15,585
Total Shares and Units	100%	81,390
Common Share Price at March 31, 2014		$24.07
Common Share and OP Unit Capitalization			$1,959,057
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,310,307	70.5%
Total Market Capitalization				$3,275,307	100.0%
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
DFT's Board of Directors has approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. This program allows purchases of up to $122.2 million, and no shares were repurchased during the three months ended March 31, 2014.

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

A summary of our total debt as of March 31, 2014 and December 31, 2013 is as follows:
Debt Summary as of March 31, 2014 and December 31, 2013
($ in thousands)

	March 31, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	2.0%	4.0	$115,000
Unsecured	850,000	88%	4.7%	6.7	754,000
Total	$965,000	100%	4.4%	6.4	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.5	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	2.0	—
Unsecured Term Loan	250,000	26%	1.9%	4.9	154,000
ACC3 Term Loan	115,000	12%	2.0%	4.0	115,000
Floating Rate Debt	365,000	38%	1.9%	4.6	269,000
Total	$965,000	100%	4.4%	6.4	$869,000

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
The ACC3 Term Loan is secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195.0 million unsecured term loan facility (the "Unsecured Term Loan"). The Unsecured Term Loan matures on February 15, 2019, with no extension option.

The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. As of December 31, 2013 we had drawn $154.0 million under this loan and the remaining $96.0 million was advanced on January 10, 2014.
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
As of March 31, 2014, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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
We were in compliance with all of the covenants under the loan as of March 31, 2014.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
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
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness.
At any time prior to September 15, 2016, the Operating Partnership may redeem the Unsecured Notes due 2021, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2021 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after September 15, 2016 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2016	104.406%
2017	102.938%
2018	101.469%
2019 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2021) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2021 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2021 at 100% of the principal amount thereof, plus accrued and unpaid interest.

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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the

Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2014.
Unsecured Credit Facility
In June 2013, we exercised the accordion feature on our unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $225 million to $400 million. The maturity date of the facility is March 21, 2016, with a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions. In June 2013, we also amended the facility to provide for an option to increase the total commitment under the facility to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
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
As of March 31, 2014, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

As of March 31, 2014, no amounts or letters of credit were outstanding under the facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2014.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, we entered into a $150 million term loan facility (the “ACC5 Term Loan”). In March 2013, we paid off the $138 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
Unsecured Notes due 2017
On December 16, 2009, the Operating Partnership completed the sale of $550 million of 8.5% unsecured notes due 2017 (the “Unsecured Notes due 2017”). The Unsecured Notes due 2017 were issued at face value. We paid interest on the Unsecured Notes due 2017 semi-annually, in arrears, on December 15 and June 15 of each year. In September 2013, we commenced a tender offer to repurchase the notes at 106.04%. Under the early deadline for this offer, $418.1 million of these notes were tendered and we paid $25.5 million in tender consideration and fees, in addition to accrued interest due through the repayment date. The early repayment of these notes resulted in a write-off of unamortized deferred financing costs of $5.1 million. The remaining $131.9 million of Unsecured Notes due 2017 were irrevocably called in September 2013 and paid off in October 2013 at a premium of $7.1 million, which resulted in the write-off the remaining unamortized deferred financing costs related to these notes totaling $1.6 million.
A summary of our debt maturity schedule as of March 31, 2014 is as follows:
Debt Maturity as of March 31, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	2.0%
2017	—		8,750	(2)	8,750	0.9%	2.0%
2018	—		102,500	(2)	102,500	10.6%	2.0%
2019	—		250,000	(3)	250,000	25.9%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.4%

(1)	The 5.875% Unsecured Notes due 2021 were issued in September 2013.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

The Unsecured Term Loan matures on February 15, 2019 with no extension option.

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2014, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$—	$3,750	$111,250	$850,000	$965,000
Interest on long-term debt obligations	24,096	86,556	82,818	106,346	299,816
Construction costs payable	25,489	—	—	—	25,489
Commitments under development contracts	26,486	—	—	—	26,486
Operating leases	307	702	—	—	1,009
Total	$76,378	$91,008	$194,068	$956,346	$1,317,800

Off-Balance Sheet Arrangements
As of March 31, 2014, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$31,644	$16,727
Depreciation and amortization	23,269	23,039
Less: Non real estate depreciation and amortization	(172)	(242)
FFO (1)	$54,741	$39,524

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
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of March 31, 2014 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.15% at March 31, 2014, a decrease of 0.15% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of March 31, 2014, 62% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.2	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.3	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.4	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	April 24, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	April 24, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.2	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.3	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.4	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

32.2*
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.