Form 10-Q
period 2014-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2014-07-24
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,831,672

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2014, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$81,006	$75,956
Buildings and improvements	2,524,016	2,420,986
	2,605,022	2,496,942
Less: accumulated depreciation	(457,696)	(413,394)
Net income producing property	2,147,326	2,083,548
Construction in progress and land held for development	310,935	302,068
Net real estate	2,458,261	2,385,616
Cash and cash equivalents	56,141	38,733
Rents and other receivables, net	10,443	12,674
Deferred rent, net	148,022	150,038
Lease contracts above market value, net	8,604	9,154
Deferred costs, net	40,140	39,866
Prepaid expenses and other assets	49,659	44,507
Total assets	$2,771,270	$2,680,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	24,089	23,566
Construction costs payable	25,032	45,444
Accrued interest payable	10,588	9,983
Dividend and distribution payable	34,243	25,971
Lease contracts below market value, net	8,783	10,530
Prepaid rents and other liabilities	64,058	56,576
Total liabilities	1,131,793	1,041,070
Redeemable noncontrolling interests – operating partnership	419,801	387,244
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at June 30, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at June 30, 2014 and December 31, 2013	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,831,672 shares issued and outstanding at June 30, 2014 and 65,205,274 shares issued and outstanding at December 31, 2013	66	65
Additional paid in capital	868,360	900,959
Retained earnings	—	—
Total stockholders’ equity	1,219,676	1,252,274
Total liabilities and stockholders’ equity	$2,771,270	$2,680,588
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Base rent	$70,455	$65,438	$139,659	$129,570
Recoveries from tenants	29,964	25,319	61,653	48,009
Other revenues	1,531	807	2,725	1,744
Total revenues	101,950	91,564	204,037	179,323
Expenses:
Property operating costs	27,782	24,767	57,877	48,279
Real estate taxes and insurance	3,411	3,673	6,878	7,314
Depreciation and amortization	23,603	23,196	46,872	46,235
General and administrative	3,868	4,332	8,108	8,882
Other expenses	1,599	585	2,472	1,357
Total expenses	60,263	56,553	122,207	112,067
Operating income	41,687	35,011	81,830	67,256
Interest income	39	16	107	53
Interest:
Expense incurred	(7,707)	(12,505)	(15,531)	(25,442)
Amortization of deferred financing costs	(723)	(775)	(1,466)	(1,693)
Loss on early extinguishment of debt	(338)	—	(338)	(1,700)
Net income	32,958	21,747	64,602	38,474
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,026)	(2,965)	(9,814)	(4,938)
Net income attributable to controlling interests	27,932	18,782	54,788	33,536
Preferred stock dividends	(6,811)	(6,811)	(13,622)	(13,622)
Net income attributable to common shares	$21,121	$11,971	$41,166	$19,914
Earnings per share – basic:
Net income attributable to common shares	$0.32	$0.19	$0.63	$0.31
Weighted average common shares outstanding	65,486,202	64,380,566	65,417,615	64,733,309
Earnings per share – diluted:
Net income attributable to common shares	$0.32	$0.18	$0.63	$0.30
Weighted average common shares outstanding	65,951,113	65,188,907	65,887,897	65,556,852
Dividends declared per common share	$0.35	$0.25	$0.70	$0.45
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
Net income attributable to controlling interests					54,788	54,788
Dividends declared on common stock				(4,907)	(41,166)	(46,073)
Dividends earned on preferred stock				—	(13,622)	(13,622)
Redemption of operating partnership units		100,300	—	2,400		2,400
Issuance of stock awards		160,519	—	360		360
Stock option exercises		409,134	1	3,456		3,457
Retirement and forfeiture of stock awards		(43,555)	—	(1,153)		(1,153)
Amortization of deferred compensation costs				3,292		3,292
Adjustments to redeemable noncontrolling interests – operating partnership				(36,047)		(36,047)
Balance at June 30, 2014	$351,250	65,831,672	$66	$868,360	$—	$1,219,676
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2014	2013
Cash flow from operating activities
Net income	$64,602	$38,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,872	46,235
Loss on early extinguishment of debt	338	1,700
Straight line revenues, net of reserve	2,016	(6,654)
Amortization of deferred financing costs	1,466	1,693
Amortization of lease contracts above and below market value	(1,197)	(1,195)
Compensation paid with Company common shares	3,100	3,515
Changes in operating assets and liabilities
Rents and other receivables	2,231	(3,219)
Deferred costs	(442)	(205)
Prepaid expenses and other assets	(6,229)	(10,650)
Accounts payable and accrued liabilities	(994)	2,260
Accrued interest payable	605	(254)
Prepaid rents and other liabilities	6,260	14,087
Net cash provided by operating activities	118,628	85,787
Cash flow from investing activities
Investments in real estate – development	(128,068)	(20,516)
Interest capitalized for real estate under development	(6,163)	(504)
Improvements to real estate	(1,020)	(4,357)
Additions to non-real estate property	(283)	(24)
Net cash used in investing activities	(135,534)	(25,401)
Cash flow from financing activities
Line of credit:
Proceeds	—	72,000
Repayments	—	(30,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	—
Payments of financing costs	(2,816)	(3,036)
Exercises of stock options	3,457	—
Common stock repurchases	—	(37,792)
Dividends and distributions:
Common shares	(39,333)	(25,597)
Preferred shares	(13,622)	(13,622)
Redeemable noncontrolling interests – operating partnership	(9,372)	(6,944)
Net cash provided by (used in) financing activities	34,314	(69,591)

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2014	2013
Net increase (decrease) in cash and cash equivalents	17,408	(9,205)
Cash and cash equivalents, beginning	38,733	23,578
Cash and cash equivalents, ending	$56,141	$14,373
Supplemental information:
Cash paid for interest	$21,089	$26,200
Deferred financing costs capitalized for real estate under development	$354	$34
Construction costs payable capitalized for real estate under development	$25,032	$5,762
Redemption of operating partnership units	$2,400	$69,900
Adjustments to redeemable noncontrolling interests - operating partnership	$36,047	$2,111
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except units)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$81,006	$75,956
Buildings and improvements	2,524,016	2,420,986
	2,605,022	2,496,942
Less: accumulated depreciation	(457,696)	(413,394)
Net income producing property	2,147,326	2,083,548
Construction in progress and land held for development	310,935	302,068
Net real estate	2,458,261	2,385,616
Cash and cash equivalents	51,923	34,514
Rents and other receivables, net	10,443	12,674
Deferred rent, net	148,022	150,038
Lease contracts above market value, net	8,604	9,154
Deferred costs, net	40,140	39,866
Prepaid expenses and other assets	49,659	44,507
Total assets	$2,767,052	$2,676,369
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	24,089	23,566
Construction costs payable	25,032	45,444
Accrued interest payable	10,588	9,983
Dividend and distribution payable	34,243	25,971
Lease contracts below market value, net	8,783	10,530
Prepaid rents and other liabilities	64,058	56,576
Total liabilities	1,131,793	1,041,070
Redeemable partnership units	419,801	387,244
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2014 and December 31, 2013	166,250	166,250
Common units, 65,169,299 issued and outstanding at June 30, 2014 and 64,542,901 issued and outstanding at December 31, 2013	855,513	887,695
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2014 and December 31, 2013	8,695	9,110
Total partners’ capital	1,215,458	1,248,055
Total liabilities and partners’ capital	$2,767,052	$2,676,369
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Base rent	$70,455	$65,438	$139,659	$129,570
Recoveries from tenants	29,964	25,319	61,653	48,009
Other revenues	1,531	807	2,725	1,744
Total revenues	101,950	91,564	204,037	179,323
Expenses:
Property operating costs	27,782	24,767	57,877	48,279
Real estate taxes and insurance	3,411	3,673	6,878	7,314
Depreciation and amortization	23,603	23,196	46,872	46,235
General and administrative	3,868	4,332	8,108	8,882
Other expenses	1,599	585	2,472	1,357
Total expenses	60,263	56,553	122,207	112,067
Operating income	41,687	35,011	81,830	67,256
Interest income	39	16	107	53
Interest:
Expense incurred	(7,707)	(12,505)	(15,531)	(25,442)
Amortization of deferred financing costs	(723)	(775)	(1,466)	(1,693)
Loss on early extinguishment of debt	(338)	—	(338)	(1,700)
Net income	32,958	21,747	64,602	38,474
Preferred unit distributions	(6,811)	(6,811)	(13,622)	(13,622)
Net income attributable to common units	$26,147	$14,936	$50,980	$24,852
Earnings per unit – basic:
Net income attributable to common units	$0.32	$0.19	$0.63	$0.31
Weighted average common units outstanding	81,064,230	80,311,476	81,010,515	80,781,930
Earnings per unit – diluted:
Net income attributable to common units	$0.32	$0.18	$0.63	$0.30
Weighted average common units outstanding	81,529,141	81,119,817	81,480,797	81,605,473
Distributions declared per unit	$0.35	$0.25	$0.70	$0.45
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			63,952		650	64,602
Common unit distributions			(56,513)		(464)	(56,977)
Preferred unit distributions			(13,485)		(137)	(13,622)
Issuance of OP units to DFT when redeemable partnership units redeemed		100,300	2,400			2,400
Issuance of OP units for stock awards		160,519	360			360
Issuance of OP units due to option exercises		409,134	3,457			3,457
Retirement and forfeiture of OP units		(43,555)	(1,153)			(1,153)
Amortization of deferred compensation costs			3,292			3,292
Adjustments to redeemable partnership units			(34,492)		(464)	(34,956)
Balance at June 30, 2014	$351,250	65,169,299	$855,513	662,373	$8,695	$1,215,458
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2014	2013
Cash flow from operating activities
Net income	$64,602	$38,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,872	46,235
Loss on early extinguishment of debt	338	1,700
Straight line rent, net of reserve	2,016	(6,654)
Amortization of deferred financing costs	1,466	1,693
Amortization of lease contracts above and below market value	(1,197)	(1,195)
Compensation paid with Company common shares	3,100	3,515
Changes in operating assets and liabilities
Rents and other receivables	2,231	(3,219)
Deferred costs	(442)	(205)
Prepaid expenses and other assets	(6,229)	(10,650)
Accounts payable and accrued liabilities	(993)	2,260
Accrued interest payable	605	(254)
Prepaid rents and other liabilities	6,260	14,087
Net cash provided by operating activities	118,629	85,787
Cash flow from investing activities
Investments in real estate – development	(128,068)	(20,516)
Interest capitalized for real estate under development	(6,163)	(504)
Improvements to real estate	(1,020)	(4,357)
Additions to non-real estate property	(283)	(24)
Net cash used in investing activities	(135,534)	(25,401)
Cash flow from financing activities
Line of credit:
Proceeds	—	72,000
Repayments	—	(30,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	—
Payments of financing costs	(2,816)	(3,036)
Issuance of OP units for stock option exercises	3,457	—
OP unit repurchases	—	(37,792)
Distributions	(62,327)	(46,163)
Net cash provided by (used in) financing activities	34,314	(69,591)

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2014	2013
Net increase (decrease) in cash and cash equivalents	17,409	(9,205)
Cash and cash equivalents, beginning	34,514	19,282
Cash and cash equivalents, ending	$51,923	$10,077
Supplemental information:
Cash paid for interest	$21,089	$26,200
Deferred financing costs capitalized for real estate under development	$354	$34
Construction costs payable capitalized for real estate under development	$25,032	$5,762
Redemption of operating partnership units	$2,400	$69,900
Adjustments to redeemable partnership units	$34,956	$(112)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of June 30, 2014 the Company holds a fee simple interest in the following properties:

•	ten operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I and IIA;

•	three data centers currently under development – ACC7 Phase I, SC1 Phase IIB and CH2 Phase I;

•	data center projects available for future development – ACC7 Phases II-IV, CH2 Phases II-III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8 and SC2.
ACC7 Phase I was placed into service in July 2014.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-

operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $22.5 million and $22.0 million for the three months ended June 30, 2014 and 2013, respectively, and $44.7 million and $44.2 million for the six months ended June 30, 2014 and 2013, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million for each of the three months ended June 30, 2014 and 2013, respectively, and $1.6 million for each of the six months ended June 30, 2014 and 2013, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2014 and 2013.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method, or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In March 2013, we paid off the $138.3 million balance of the term loan facility (the “ACC5 Term Loan”), which resulted in a write-off of $1.7 million of unamortized deferred financing costs.
Balances, net of accumulated amortization, at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Financing costs	$24,620	$22,756
Accumulated amortization	(5,217)	(4,013)
Financing costs, net	$19,403	$18,743

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. We incurred leasing costs of $1.5 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $0.2 million for the six months ended June 30, 2014 and 2013. All of these costs were incurred in connection with the execution of new leases. Amortization of deferred leasing costs totaled $1.0 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. Balances, net of accumulated amortization, at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Leasing costs	$49,804	$48,312
Accumulated amortization	(29,067)	(27,189)
Leasing costs, net	$20,737	$21,123
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2014 and December 31, 2013, the fuel inventory was $4.0 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(14,496)	(13,946)
Lease contracts above market value, net	$8,604	$9,154

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(30,592)	(28,845)
Lease contracts below market value, net	$8,783	$10,530

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of June 30, 2014 and

December 31, 2013, we had reserves against rents and other receivables of $1.6 million. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, we had reserves against deferred rent of $2.1 million.

The reserves described above were set up for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us was converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring this customer has the right to defer up to two-thirds of base rent due through July 2014 at NJ1 in Piscataway, New Jersey. Any base rent deferred is added to the principal amount of the note. The note balance was $5.8 million and $5.7 million as of June 30, 2014 and December 31, 2013, respectively, which is recorded within rents and other receivables, net in the accompanying consolidated balance sheets.
Customer leases generally contain provisions under which the customers reimburse us for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the accompanying consolidated statements of operations in the period the applicable expenditures are incurred. Most of our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Property management fees are included in base rent in the accompanying consolidated statements of operations in the applicable period in which they are earned.

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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	9,814
Distributions declared	—	(10,904)
Redemption of operating partnership units	(100,300)	(2,400)
Adjustments to redeemable noncontrolling interests – operating partnership	—	36,047
Balance at June 30, 2014	15,571,237	$419,801

The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(100,300)	(2,400)
Adjustments to redeemable partnership units	—	34,957
Balance at June 30, 2014	15,571,237	$419,801
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to controlling interests	$27,932	$18,782	$54,788	$33,536
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(45,081)	1,900	(33,647)	67,789
	$(17,149)	$20,682	$21,141	$101,325

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation. For the three and six months June 30, 2013, we have reclassified the management fee that we collect from customers from "Recoveries from Tenants" to "Base Rent" in our accompanying consolidated statements of operations totaling $3.7 million and $7.4 million, respectively.

3. Real Estate Assets
The following is a summary of our properties as of June 30, 2014 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,093	$—	$161,593
ACC3	Ashburn, VA	1,071	95,860	—	96,931
ACC4	Ashburn, VA	6,600	538,419	—	545,019
ACC5	Ashburn, VA	6,443	298,574	—	305,017
ACC6	Ashburn, VA	5,518	216,697	—	222,215
VA3	Reston, VA	9,000	177,960	—	186,960
VA4	Bristow, VA	6,800	148,765	—	155,565
CH1	Elk Grove Village, IL	23,611	358,167	—	381,778
NJ1 Phase I	Piscataway, NJ	4,311	209,169	—	213,480
SC1 Phase I and IIA	Santa Clara, CA	15,152	321,312	—	336,464
		81,006	2,524,016	—	2,605,022
Construction in progress and land held for development	(1)	—	—	310,935	310,935
		$81,006	$2,524,016	$310,935	$2,915,957

(1)	Properties located in Ashburn, VA (ACC7 and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase IIB and SC2).

4. Debt
Debt Summary as of June 30, 2014 and December 31, 2013
($ in thousands)

	June 30, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	1.7%	3.7	$115,000
Unsecured	850,000	88%	4.7%	6.5	754,000
Total	$965,000	100%	4.3%	6.1	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.2	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.2	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	3.9	—
Unsecured Term Loan	250,000	26%	1.9%	4.6	154,000
ACC3 Term Loan	115,000	12%	1.7%	3.7	115,000
Floating Rate Debt	365,000	38%	1.8%	4.4	269,000
Total	$965,000	100%	4.3%	6.1	$869,000

Outstanding Indebtedness

ACC3 Term Loan

On May 9, 2014, we amended our $115 million term loan facility (the “ACC3 Term Loan”) to, among other things, reduce the rate at which borrowings will bear interest. Per the amendment, the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.55% (in lieu of the original margin of 1.85%) or (ii) a base rate, which is based on the lender's prime rate, plus 0.55% (in lieu of the original margin of 0.85%). The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
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
We were in compliance with all of the covenants under the loan as of June 30, 2014.
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
Under the terms of the Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of June 30, 2014, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

In July 2014, we executed an amendment to our Unsecured Term Loan that reduced the interest rate and extended the maturity date to July 21, 2019.
Under the terms of the amendment, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.50%	0.50%
Level 2	Greater than 35% but less than or equal to 40%	1.60%	0.60%
Level 3	Greater than 40% but less than or equal to 45%	1.75%	0.75%
Level 4	Greater than 45% but less than or equal to 52.5%	1.90%	0.90%
Level 5	Greater than 52.5%	2.10%	1.10%
The applicable margin is currently set at pricing level 1. The terms of the amendment also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.825%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.875%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.25%	0.25%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.65%	0.65%

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
We were in compliance with all of the covenants under the loan as of June 30, 2014.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcel of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and CH2 data centers under development, the ACC8 parcel of land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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

The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2014.
Unsecured Credit Facility
On May 13, 2014, we amended our Unsecured Credit Facility, resulting in an increase in total commitment from $400 million to $560 million and a reduction of the rate at which borrowings will bear interest. The fifth amendment also provided us with the ability to, at our option, increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The amendment also extended the maturity date from March 21, 2016 to May 13, 2018, with a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a partial write-off of unamortized deferred financing costs related to the Unsecured Credit Facility totaling $0.3 million.
Under the terms of the amended facility, we may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.55%	0.55%
Level 2	Greater than 35% but less than or equal to 40%	1.65%	0.65%
Level 3	Greater than 40% but less than or equal to 45%	1.80%	0.80%
Level 4	Greater than 45% but less than or equal to 52.5%	1.95%	0.95%
Level 5	Greater than 52.5%	2.15%	1.15%
As of June 30, 2014, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the fifth amendment also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.875%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.925%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.05%	0.05%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.30%	0.30%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.70%	0.70%
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

As of June 30, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. There were no borrowings outstanding.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of June 30, 2014.
Indebtedness Retired During 2013
ACC5 Term Loan
On December 2, 2009, we entered into the $150 million ACC5 Term Loan. In March 2013, we paid off the $138.3 million remaining balance of the ACC5 Term Loan which resulted in a write-off of unamortized deferred financing costs of $1.7 million in the first quarter of 2013. The ACC5 Term Loan was scheduled to mature on December 2, 2014 and bore interest at LIBOR plus 3.00%.
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
A summary of our debt maturity schedule as of June 30, 2014 is as follows:
Debt Maturity as of June 30, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.9%	1.7%
2018	—		102,500	(2)	102,500	10.6%	1.7%
2019	—		250,000	(3)	250,000	25.9%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.3%

(1)	The 5.875% Unsecured Notes Unsecured Notes mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.

5. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the ACC7 Phase I, SC1 Phase IIA, SC1 Phase IIB and CH2 Phase I data centers were in place as of June 30, 2014. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2014 the ACC7 Phase I control estimate was $160.1 million of which $150.9 million had been incurred. An additional $6.5 million has been committed under this contract as of June 30, 2014. As of June 30, 2014, the SC1 Phase IIA control estimate was $96.6 million of which $92.5 million has been incurred. An additional $2.2 million has been committed under this contract as of June 30, 2014. As of June 30, 2014, the SC1 Phase IIB control estimate was $50.0 million of which $7.0 million has been incurred. An additional $18.1 million has been committed under this contract as of June 30, 2014. As of June 30, 2014, the CH2 Phase I control estimate was $168.9 million of which $4.2 million has been incurred. An additional $27.8 million has been committed under this contract as of June 30, 2014.
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
The redemption value of redeemable noncontrolling interests – operating partnership as of June 30, 2014 and December 31, 2013 was $419.8 million and $387.2 million, respectively, based on the closing share price of DFT’s common stock of $26.96 and $24.71, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2014, OP unitholders redeemed a total of 100,300 OP units in exchange for an equal number of shares of common stock. See Note 2.

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

In 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.4921875 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.
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
In 2014, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.4765625 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2014, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.35 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.35 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.
In 2013, the Board of Directors approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. During the six months ended June 30, 2014, DFT repurchased no shares of its common stock and $122.2 million is still available for repurchase under the program.

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
As of June 30, 2014, 2,152,534 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,147,466.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	303,964	$22.89
Granted	146,940	$25.58
Vested	(119,251)	$23.02
Forfeited	(610)	$23.52
Unvested balance at June 30, 2014	331,043	$24.04
During the six months ended June 30, 2014, we issued 146,940 shares of restricted stock, which had an aggregate value of $3.8 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the six months ended June 30, 2014, 119,251 shares of restricted stock vested at a value of $3.2 million on the respective vesting dates.
As of June 30, 2014, total unearned compensation on restricted stock was $6.7 million, and the weighted average vesting period was 1.6 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the six months ended June 30, 2014, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the six months ended June 30, 2014 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(409,134)	$8.45
Forfeited	—	$—
Under option, June 30, 2014	1,690,776	$19.23

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of June 30, 2014	1,690,776	$1.2	million	1.0 year	6.7 years
The following table sets forth the number of unvested options as of June 30, 2014 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at June 30, 2014	302,324	$5.05
The following tables sets forth the number of exercisable options as of June 30, 2014 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(409,134)	$2.71
Options Exercisable at June 30, 2014	1,388,452	$5.83

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2014	1,388,452	$11.8	million	$18.50	6.3 years
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
For performance unit grants awarded in 2014, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the six months ended June 30, 2014.

Assumption
Number of performance units granted	110,441
Expected volatility	30%
Expected annual dividend	5%
Risk-free rate	0.74%
Performance unit fair value at date of grant	$33.50
Total grant fair value at date of grant	$3.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$8.5 million

As of June 30, 2014, total unearned compensation on outstanding performance units was $4.3 million.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,486,202	64,380,566	65,417,615	64,733,309
Effect of dilutive securities	464,911	808,341	470,282	823,543
Weighted average common shares – diluted	65,951,113	65,188,907	65,887,897	65,556,852
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$21,121	$11,971	$41,166	$19,914
Net income allocated to unvested restricted shares	(116)	(69)	(232)	(124)
Net income attributable to common shares, adjusted	21,005	11,902	40,934	19,790
Weighted average common shares – basic	65,486,202	64,380,566	65,417,615	64,733,309
Earnings per common share – basic	$0.32	$0.19	$0.63	$0.31
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$21,121	$11,971	$41,166	$19,914
Adjustments to redeemable noncontrolling interests	29	29	56	50
Adjusted net income available to common shares	21,150	12,000	41,222	19,964
Weighted average common shares – diluted	65,951,113	65,188,907	65,887,897	65,556,852
Earnings per common share – diluted	$0.32	$0.18	$0.63	$0.30
The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Restricted Shares	—	—	—	—
Stock Options	—	1.3	—	1.2
Performance Units	0.2	0.1	0.2	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,064,230	80,311,476	81,010,515	80,781,930
Effect of dilutive securities	464,911	808,341	470,282	823,543
Weighted average common units – diluted	81,529,141	81,119,817	81,480,797	81,605,473

The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Restricted Units	—	—	—	—
Stock Options	—	1.3	—	1.2
Performance Units	0.2	0.1	0.2	0.1

12. Fair Value
Assets and Liabilities Measured at Fair Value
The authoritative guidance issued by the Financial Accounting Standards Board requires disclosure of the fair value of financial instruments. Fair value estimates are subjective in nature and are dependent on a number of important assumptions, including estimates of future cash flows, risks, discount rates, and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the amounts are not necessarily indicative of the amounts we would realize in a current market exchange.
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2014:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Term Loan and ACC3 Term Loan was $965.0 million with a fair value of $987.6 million based on Level 2 and Level 3 data. The Level 2 data is for the Unsecured Notes due 2021 and consisted of a quoted price for the Unsecured Notes due 2021 from a third party financial market data provider. The Level 3 data is for the ACC3 Loan and the Unsecured Term Loan and is based on discounted cash flows using a one-month LIBOR swap rate as of June 30, 2014 plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 4). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcel of land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and CH2 data centers under development, the ACC8 parcel of land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the six months ended June 30, 2014 and 2013 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$1,071	$—	$81,006
Buildings and improvements	—	2,421,238	102,778	—	2,524,016
	—	2,501,173	103,849	—	2,605,022
Less: accumulated depreciation	—	(429,223)	(28,473)	—	(457,696)
Net income producing property	—	2,071,950	75,376	—	2,147,326
Construction in progress and land held for development	—	108,338	202,597	—	310,935
Net real estate	—	2,180,288	277,973	—	2,458,261
Cash and cash equivalents	48,997	—	2,926	—	51,923
Rents and other receivables	4,276	4,404	1,763	—	10,443
Deferred rent	—	144,117	3,905	—	148,022
Lease contracts above market value, net	—	8,604	—	—	8,604
Deferred costs, net	17,853	15,458	6,829	—	40,140
Investment in affiliates	2,459,181	—	—	(2,459,181)	—
Prepaid expenses and other assets	2,917	43,773	2,969	—	49,659
Total assets	$2,533,224	$2,396,644	$296,365	$(2,459,181)	$2,767,052

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	2,996	15,633	5,460	—	24,089
Construction costs payable	112	9,340	15,580	—	25,032
Accrued interest payable	10,577	—	11	—	10,588
Distribution payable	34,243	—	—	—	34,243
Lease contracts below market value, net	—	8,783	—	—	8,783
Prepaid rents and other liabilities	37	59,998	4,023	—	64,058
Total liabilities	897,965	93,754	140,074	—	1,131,793
Redeemable partnership units	419,801	—	—	—	419,801
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2014	166,250	—	—	—	166,250
Common units, 65,169,299 issued and outstanding at June 30, 2014	855,513	2,302,890	156,291	(2,459,181)	855,513
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2014	8,695	—	—	—	8,695
Total partners’ capital	1,215,458	2,302,890	156,291	(2,459,181)	1,215,458
Total liabilities & partners’ capital	$2,533,224	$2,396,644	$296,365	$(2,459,181)	$2,767,052

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,318,414	102,572	—	2,420,986
	—	2,393,299	103,643	—	2,496,942
Less: accumulated depreciation	—	(386,796)	(26,598)	—	(413,394)
Net income producing property	—	2,006,503	77,045	—	2,083,548
Construction in progress and land held for development	—	154,404	147,664	—	302,068
Net real estate	—	2,160,907	224,709	—	2,385,616
Cash and cash equivalents	32,903	—	1,611	—	34,514
Rents and other receivables	4,226	3,981	4,467	—	12,674
Deferred rent	—	144,377	5,661	—	150,038
Lease contracts above market value, net	—	9,154	—	—	9,154
Deferred costs, net	17,318	16,971	5,577	—	39,866
Investment in affiliates	2,372,121	—	—	(2,372,121)	—
Prepaid expenses and other assets	2,264	37,331	4,912	—	44,507
Total assets	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	154,000	—	—	—	154,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,547	14,582	5,437	—	23,566
Construction costs payable	—	22,670	22,774	—	45,444
Accrued interest payable	9,970	—	13	—	9,983
Distribution payable	25,971	—	—	—	25,971
Lease contracts below market value, net	—	10,530	—	—	10,530
Prepaid rents and other liabilities	45	49,915	6,616	—	56,576
Total liabilities	793,533	97,697	149,840	—	1,041,070
Redeemable partnership units	387,244	—	—	—	387,244
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013	166,250	—	—	—	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013	887,695	2,275,024	97,097	(2,372,121)	887,695
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2013	9,110	—	—	—	9,110

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Total partners’ capital	1,248,055	2,275,024	97,097	(2,372,121)	1,248,055
Total liabilities & partners’ capital	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,290	$66,218	$4,274	$(4,327)	$70,455
Recoveries from tenants	—	27,611	2,353	—	29,964
Other revenues	—	410	1,168	(47)	1,531
Total revenues	4,290	94,239	7,795	(4,374)	101,950
Expenses:
Property operating costs	—	29,586	2,533	(4,337)	27,782
Real estate taxes and insurance	—	3,313	98	—	3,411
Depreciation and amortization	17	22,452	1,134	—	23,603
General and administrative	3,683	33	152	—	3,868
Other expenses	742	16	878	(37)	1,599
Total expenses	4,442	55,400	4,795	(4,374)	60,263
Operating income	(152)	38,839	3,000	—	41,687
Interest income	39	—	—	—	39
Interest:
Expense incurred	(10,367)	1,270	1,390	—	(7,707)
Amortization of deferred financing costs	(807)	74	10	—	(723)
Loss on early extinguishment of debt	(338)	—	—	—	(338)
Equity in earnings	44,583	—	—	(44,583)	—
Net income (loss)	32,958	40,183	4,400	(44,583)	32,958
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$26,147	$40,183	$4,400	$(44,583)	$26,147

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$3,728	$61,229	$4,246	$(3,765)	$65,438
Recoveries from tenants	—	23,111	2,208	—	25,319
Other revenues	—	397	461	(51)	807
Total revenues	3,728	84,737	6,915	(3,816)	91,564
Expenses:
Property operating costs	—	26,219	2,327	(3,779)	24,767
Real estate taxes and insurance	—	3,562	111	—	3,673
Depreciation and amortization	20	22,035	1,141	—	23,196
General and administrative	4,253	26	53	—	4,332
Other expenses	349	—	273	(37)	585
Total expenses	4,622	51,842	3,905	(3,816)	56,553
Operating (loss) income	(894)	32,895	3,010	—	35,011
Interest income	16	—	—	—	16
Interest:
Expense incurred	(12,205)	27	(327)	—	(12,505)
Amortization of deferred financing costs	(704)	2	(73)	—	(775)
Equity in earnings	35,534	—	—	(35,534)	—
Net income (loss)	21,747	32,924	2,610	(35,534)	21,747
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$14,936	$32,924	$2,610	$(35,534)	$14,936

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$8,516	$131,184	$8,550	$(8,591)	$139,659
Recoveries from tenants	—	57,020	4,633	—	61,653
Other revenues	—	819	1,966	(60)	2,725
Total revenues	8,516	189,023	15,149	(8,651)	204,037
Expenses:
Property operating costs	—	61,448	5,005	(8,576)	57,877
Real estate taxes and insurance	—	6,670	208	—	6,878
Depreciation and amortization	33	44,569	2,270	—	46,872
General and administrative	7,590	49	469	—	8,108
Other expenses	998	27	1,522	(75)	2,472
Total expenses	8,621	112,763	9,474	(8,651)	122,207
Operating (loss) income	(105)	76,260	5,675	—	81,830
Interest income	106	—	1	—	107
Interest:
Expense incurred	(20,577)	2,598	2,448	—	(15,531)
Amortization of deferred financing costs	(1,629)	149	14	—	(1,466)
Loss on early extinguishment of debt	(338)	—	—	—	(338)
Equity in earnings	87,145	—	—	(87,145)	—
Net income (loss)	64,602	79,007	8,138	(87,145)	64,602
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income (loss) attributable to common units	$50,980	$79,007	$8,138	$(87,145)	$50,980

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$7,377	$121,090	$8,555	$(7,452)	$129,570
Recoveries from tenants	—	43,757	4,252	—	48,009
Other revenues	—	809	1,009	(74)	1,744
Total revenues	7,377	165,656	13,816	(7,526)	179,323
Expenses:
Property operating costs	—	51,119	4,611	(7,451)	48,279
Real estate taxes and insurance	—	7,092	222	—	7,314
Depreciation and amortization	46	44,044	2,145	—	46,235
General and administrative	8,505	57	320	—	8,882
Other expenses	439	296	697	(75)	1,357
Total expenses	8,990	102,608	7,995	(7,526)	112,067
Operating (loss) income	(1,613)	63,048	5,821	—	67,256
Interest income	(232)	20	—	265	53
Interest:
Expense incurred	(24,264)	(1,015)	102	(265)	(25,442)
Amortization of deferred financing costs	(1,386)	(244)	(63)	—	(1,693)
Loss on early extinguishment of debt	—	(1,700)	—	—	(1,700)
Equity in earnings	65,969	—	—	(65,969)	—
Net income (loss)	38,474	60,109	5,860	(65,969)	38,474
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income (loss) attributable to common units	$24,852	$60,109	$5,860	$(65,969)	$24,852

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(21,458)	$127,378	$12,709	$—	$118,629
Cash flow from investing activities
Investments in real estate – development	(236)	(65,705)	(62,127)	—	(128,068)
Investments in affiliates	3,174	(57,808)	54,634	—	—
Interest capitalized for real estate under development	(4)	(2,597)	(3,562)	—	(6,163)
Improvements to real estate	—	(1,020)	—	—	(1,020)
Additions to non-real estate property	(9)	(248)	(26)	—	(283)
Net cash used in investing activities	2,925	(127,378)	(11,081)	—	(135,534)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(2,503)	—	(313)	—	(2,816)
Exercises of stock options	3,457	—	—	—	3,457
Distributions	(62,327)	—	—	—	(62,327)
Net cash provided by (used in) financing activities	34,627	—	(313)	—	34,314
Net increase in cash and cash equivalents	16,094	—	1,315	—	17,409
Cash and cash equivalents, beginning	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending	$48,997	$—	$2,926	$—	$51,923

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(26,379)	$104,102	$8,064	$—	$85,787
Cash flow from investing activities
Investments in real estate – development	(13)	(13,649)	(6,854)	—	(20,516)
Investments in affiliates	60,306	53,516	(113,822)	—	—
Interest capitalized for real estate under development	—	(33)	(471)	—	(504)
Improvements to real estate	—	(4,260)	(97)	—	(4,357)
Additions to non-real estate property	(6)	(18)	—	—	(24)
Net cash provided by (used in) investing activities	60,287	35,556	(121,244)	—	(25,401)
Cash flow from financing activities
Line of credit:
Proceeds	72,000	—	—	—	72,000
Repayments	(30,000)	—	—	—	(30,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Payments of Financing costs	(1,329)	(4)	(1,703)	—	(3,036)
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(46,163)	—	—	—	(46,163)
Net cash (used in) provided by financing activities	(43,284)	(139,604)	113,297	—	(69,591)
Net (decrease) increase in cash and cash equivalents	(9,376)	54	117	—	(9,205)
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$8,864	$415	$798	$—	$10,077

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2014, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of June 30, 2014, we owned and operated ten data centers, seven of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. In July 2014, we placed into service our eleventh data center, ACC7 Phase I, located in Ashburn, Virginia. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

The following table presents a summary of our operating properties as of July 1, 2014:
Operating Properties
As of July 1, 2014

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	98%	98%	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	64%	64%	18.2	52%	52%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	100%	100%	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,534,000	1,255,000	97%	97%	218.5	95%	95%
Completed, not Stabilized
SC1 Phase IIA	Santa Clara, CA	2014	90,000	44,000	75%	75%	9.1	77%	77%
Subtotal – non-stabilized			90,000	44,000	75%	75%	9.1	77%	77%
Total Operating Properties			2,624,000	1,299,000	96%	96%	227.6	95%	95%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of July 1, 2014 represent $286 million of base rent on a GAAP basis and $300 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

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

(6)	As of July 23, 2014, NJ1 Phase I was 59% leased on a critical load basis and 70% leased on a CRSF basis.

Lease Expirations
As of July 1, 2014
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2014. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2014 (4)	1	5	0.4%	1,137	0.5%	0.7%
2015	4	70	5.6%	13,812	6.4%	6.4%
2016	4	32	2.6%	4,686	2.2%	2.4%
2017	14	102	8.2%	18,106	8.5%	8.4%
2018	20	203	16.3%	38,566	17.9%	17.8%
2019	16	247	19.9%	42,287	19.6%	18.1%
2020	10	106	8.5%	16,496	7.7%	8.4%
2021	9	159	12.8%	27,682	12.8%	13.2%
2022	6	75	6.0%	12,812	5.9%	6.9%
2023	4	48	3.9%	6,475	3.0%	2.7%
After 2023	12	196	15.8%	33,425	15.5%	15.0%
Total	100	1,243	100%	215,484	100%	100%

(1)	Represents 34 customers with 100 lease expiration dates. Top four customers represent 62% of annualized base rent.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2014.

(4)	In July 2014, this lease was renewed for two years and now expires in 2016.

Development Projects
As of June 30, 2014
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase I (6)	Ashburn, VA	126,000	70,000	11.9	$90,000 - $95,000	$90,589	12%	17%
SC1 Phase IIB	Santa Clara, CA	90,000	44,000	9.1	107,000 - 113,000	63,636	—%	—%
CH2 Phase I	Elk Grove Village, IL	93,000	46,000	7.1	70,000 - 80,000	6,853	—%	—%
		309,000	160,000	28.1	267,000 - 288,000	161,078

Future Development Projects/Phases
ACC7 Phases II to IV	Ashburn, VA	320,000	176,000	29.7	87,000 - 93,000	86,544
CH2 Phases II to III	Elk Grove Village, IL	243,000	120,000	18.5	120,000 - 130,000	14,542
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		743,000	384,000	66.4	$246,212 - $262,212	140,298
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,069
SC2	Santa Clara, CA	200,000	125,000	26.0		5,490
		300,000	175,000	36.4		9,559
Total		1,352,000	719,000	130.9		$310,935

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

(4)
Current development projects include land, capitalization for construction and development and capitalized interest and operating carrying costs, as applicable, upon completion. Future development projects/phases include land, shell and underground work through Phase I opening only.

(5)	Amount capitalized as of June 30, 2014. Future development projects/phases include land, shell and underground work through Phase I opening only.

(6)	ACC7 Phase I was placed into service in July 2014.

Current Development Projects
In June 2014, we placed SC1 Phase IIA into service totaling 9.10 MW of critical load, which was 77% pre-leased on a critical load basis. In July 2014, we placed ACC7 Phase I into service totaling 11.89 MW of critical load, which was 17% pre-leased on a critical load basis. In June 2014, we executed an agreement with our general contractor to build the entire shell and portions of underground conduit at CH2 and fully develop the first phase of CH2 (7.10 MW of critical load) with expected completion in the third quarter of 2015. CH2 is expected to be built in three phases, which will total 25.6 MW of available critical load. In June 2014, we executed an agreement with our general contractor to fully develop Phase IIB of SC1 totaling 9.10 MW of critical load. SC1 Phase IIB is expected to be completed late first quarter of 2015.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the first six months of 2014, we executed four leases representing a total of 7.59 MW of critical load and 52,747 computer room square feet ("CRSF") of space with a weighted average lease term of 6.8 years. These four leases are expected to generate approximately $7.8 million of annualized GAAP base rent revenue. Two leases were at VA3 representing 3.09 MW of critical load and 33,533 CRSF, one lease was at SC1 Phase IIA representing 2.50 MW of critical load and 11,037 CRSF, and one lease was at ACC7 Phase I representing 2.00 MW of critical load and 8,177 CRSF.
During the first six months of 2014, we renewed two leases for a weighted average lease term of 1.7 years totaling 1.87 MW and 17,672 CRSF. These two renewals did not have an impact on cash base rent. GAAP base rent for these two renewals is 3.8% higher than GAAP base rent prior to the renewals, in the aggregate, on a straight line basis.
Each of our leases includes pass-through provisions under which customers are required to pay for their pro rata share of most of the property level operating expenses, including real estate taxes and insurance – commonly referred to as a triple net lease. Also, customers pay for certain of our operating properties' capital expenditures over their estimated life. In addition, under our triple-net lease structure, customers pay directly for the power they use to run their servers and other computer equipment and power that is used to cool their space. We intend to continue to structure future wholesale leases as triple net leases. Most of our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Also, most of our leases provide for annual rent increases, generally at a rate of 2%-3% or a function of the consumer price index.
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 6.3 years as of June 30, 2014. Less than 10% of our leases – in terms of annualized base rent – are scheduled to expire through 2016. In July 2014, the one lease expiring in 2014 totaling 1.14 MW was renewed for two years and now expires in 2016. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.

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
As of the June 30, 2014, our operating portfolio was 96% leased on a CRSF basis and 95% leased on a critical load basis. The opportunity for revenue growth in the near term primarily depends on our ability to lease the remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the two data center facilities currently under development - SC1 Phase IIB, located in Santa Clara, California and CH2 Phase I in Elk Grove Village, Illinois.
As of the July 23, 2014, we have two data center facilities with a significant amount of vacant space: ACC7 Phase I, which still was under development at June 30, 2014 but has since opened and has available for lease 83% of its critical load and 88% of its computer room floor space; and NJ1 Phase I, which opened in November 2010 and has available for lease 41% of its critical load power and 30% of its computer room floor space. The terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provide for the lease of 25% of the square footage of computer room floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the customer has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of computer room floor space leased. If, however, this customer does not utilize this additional critical load power, it may not be possible for us to lease this available power to another customer as part of a NJ1 Phase I lease. A portion of this this excess power was leased to a customer in July 2014. Consequently, although we will seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, there is no assurance that we will be able to utilize this critical load power in NJ1 Phase II.

As discussed above, when the data center facilities under development are completed, we will have an additional 16.2 MW of critical load available for use by customers: 9.10 MW at SC1 Phase IIB and 7.10 MW at CH2 Phase I. SC1 Phase IIB is expected to be placed into service late first quarter of 2015 and CH2 Phase I is expected to be placed into service in the third quarter of 2015. As of July 23, 2014, the entire critical load of each of these development projects remains available to be leased.
We take into account various factors when negotiating the terms of our leases, which can vary among leases, including the following factors: the customer’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. In determining credit quality, if a prospective customer is a publicly held entity, we evaluate its publicly filed financial statements. If a prospective customer is a privately held entity, we request audited financial statements from the customer if they exist, and unaudited financial statements if audited financial statements do not exist. We also consider any relevant news, market or industry data related to a prospective or existing customer. Furthermore, we also evaluate an existing customer's payment history with us.
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 6.3 years as of June 30, 2014, it is difficult to predict the market conditions that will exist when the terms or our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customer were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
Our four largest customers comprised 62% of our annualized base rent as of June 30, 2014. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.
One of our four largest customers, which has leased our entire ACC2 data center facility and 13.65 MW, or 38%, of our ACC4 data center facility, has notified us of its intent to sublease this data center space to third parties, and has retained a real estate brokerage firm to market this space on its behalf. The term of the ACC2 lease expires in September 2015 and the term of the ACC4 lease expires in three equal tranches of 4.55 MW in June 2017, March 2018 and March 2019. For the 10.4 MW expiring in 2015 at our ACC2 data center facility, we are forecasting an approximate 20% decline in cash base rents upon re-leasing the vacant space. The lease agreements that govern this data center space each provide that the customer may sublease the leased premises, subject to our consent, which may not be conditioned, delayed or withheld unreasonably. Each of the leases provides that our consent to a sublease does not relieve the customer of its obligations under the lease, and the customer would remain primarily liable for payments under the terms of the lease. These leases represent 11% of our operating property portfolio.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Operating Revenue. Operating revenue for the three months ended June 30, 2014 was $102.0 million. This includes base rent of $70.5 million, which includes our management fee, tenant recoveries of $30.0 million and other revenue of $1.5 million, primarily from a la carte projects for our customers performed by the TRS. This compares to revenue of $91.6 million for the three months ended June 30, 2013. The increase of $10.4 million, or 11.4%, was primarily due to new leases commencing at ACC6 Phase II, SC1 Phase I, SC1 Phase IIA, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the three months ended June 30, 2014 were $60.3 million, compared to $56.6 million for the three months ended June 30, 2013. The increase of $3.7 million, or 6.5%, was primarily due to increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I as well as a $1.0 increase in other expense partially due to a la carte projects for our customers performed by the TRS. These increases were partially offset by a decrease in general and administrative expense of $0.5 million primarily due to increases in capitalization for development properties.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2014 was $8.4 million compared to interest expense of $13.3 million for the three months ended June 30, 2013. Total interest incurred for the three months ended June 30, 2014 was $11.8 million, of which $3.4 million was capitalized, as compared to $13.6 million for the corresponding period in 2013, of which $0.3 million was capitalized. The decrease in total interest was due primarily to refinancing our Unsecured Notes due 2017 in September 2013. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in the second quarter of 2014 compared to the second quarter of 2013.
Loss on Early Extinguishment of Debt. For the three months ended June 30, 2014, we incurred a loss of $0.3 million due to the write-off of loan fees related to the amendment of the Unsecured Credit Facility in May 2014.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended June 30, 2014 was $5.0 million compared to $3.0 million for the three months ended June 30, 2013. The increase of $2.0 million was primarily due to the Operating Partnership receiving its allocation of higher net income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 0.4 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from April 1, 2013 through June 30, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2014 was $21.1 million compared to $12.0 million for the three months ended June 30, 2013. The increase of $9.1 million was primarily due to higher operating revenue, lower interest expense and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Operating Revenue. Operating revenue for the six months ended June 30, 2014 was $204.0 million. This includes base rent of $139.7 million, which includes our management fee, tenant recoveries of $61.6 million and other revenue of $2.7 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenue of $179.3 million for the six months ended June 30, 2013. The increase of $24.7 million, or 13.8%, was primarily due to new leases commencing at ACC6 Phase II, SC1 Phase I, SC Phase IIA, CH1 Phase II, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the six months ended June 30, 2014 were $122.2 million, compared to $112.1 million for the six months ended June 30, 2013. The increase of $10.1 million, or 9.0%, was primarily due to increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I and an increase in other expense of $1.1 million partially from a la carte projects for our customers performed by the TRS. These increases were partially offset by a decrease in general and administrative expense of $0.8 million primarily due to increases in capitalization for development properties and a decrease in real estate taxes and insurance of $0.4 million at SC1.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2014 was $17.0 million compared to interest expense of $27.1 million for the six months ended June 30, 2013. Total interest incurred for the six months ended June 30, 2014 was $23.5 million, of which $6.5 million was capitalized, as compared to $27.6 million for the corresponding period in 2013, of which $0.5 million was capitalized. The decrease in total interest was due primarily to refinancing our Unsecured Notes due 2017 in September 2013. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in the first six months of 2014 compared to 2013.
Loss on Early Extinguishment of Debt. For the six months ended June 30, 2014, we incurred a loss of $0.3 million due to the write-off of loan fees related to the amendment of the Unsecured Credit Facility in May 2014. For the six months ended June 30, 2013 we incurred a loss of $1.7 million due to the write-off of loan fees related to the repayment of the ACC5 Term Loan in March 2013.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2014 was $9.8 million compared to $4.9 million for the six months ended June 30, 2013. The increase of $4.9 million was primarily due to the Operating Partnership receiving its allocation of higher net income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2013 through June 30, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2014 was $41.2 million compared to $19.9 million for the six months ended June 30, 2013. The increase of $21.3 million was primarily due to higher operating revenue, lower interest expense and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2014 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net cash provided by operating activities increased by $32.8 million, or 38.2%, to $118.6 million for the six months ended June 30, 2014, as compared to $85.8 million for the corresponding period in 2013. The increase is primarily due to higher cash rents from tenants and decreases in rents and other receivables and prepaid expenses and other assets, partially offset by decrease in prepaid rents and other liabilities and accounts payable and accrued liabilities.
Net cash used in investing activities increased by $110.1 million to $135.5 million for the six months ended June 30, 2014 compared to $25.4 million for the corresponding period in 2013. The majority of cash used in investing activities in each period was expenditures for projects under development. During the six months ended June 30, 2014, we had two projects in the later stages of development, while we only had one project in the early stage of development during the corresponding period in 2013. Accordingly, development costs paid during the six months ended June 30, 2014 were $107.6 million higher compared to the corresponding period in 2013, and interest capitalized on these projects increased $5.7 million. Also, improvements to real estate decreased by $3.3 million for the six months ended June 30, 2014 due to a battery replacement project at VA4 and a lobby upgrade at VA3 that occurred in corresponding period in 2013.
Net cash provided by financing activities was $34.3 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $69.6 million in the corresponding period in 2013. Cash provided by financing activities for the six months ended June 30, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $3.5 million of proceeds received from stock option exercises, partially offset by $62.3 million paid for dividends and distributions and the payment of $3.5 million of financing costs related to the amendments of the Revolving Credit Facility and the ACC3 Term Loan. Cash used in financing activities for the six months ended June 30, 2013 consisted of the repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $46.2 million paid for dividends and distributions, $3.0 million in financing costs related to the ACC3 Term Loan and the amendment of the line of credit and $1.3 million of principal payments on the ACC5 Term Loan, partially offset by $115.0 million of proceeds from the closing of the ACC3 Term Loan and $42.0 million net borrowings under the Unsecured Credit Facility.
Market Capitalization
The following table sets forth our total market capitalization as of June 30, 2014:
Capital Structure as of June 30, 2014
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				600,000
Total Debt				965,000	27.5%
Common Shares	81%	65,832
Operating Partnership (“OP”) Units	19%	15,571
Total Shares and Units	100%	81,403
Common Share Price at June 30, 2014		$26.96
Common Share and OP Unit Capitalization			$2,194,625
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,545,875	72.5%
Total Market Capitalization				$3,510,875	100.0%
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
We generally fund the majority of the cost of data center development from additional capital, which, for future developments, we would expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
DFT's Board of Directors has approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. This program allows purchases of up to $122.2 million. No shares were repurchased during the six months ended June 30, 2014.
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

A summary of our total debt as of June 30, 2014 and December 31, 2013 is as follows:
Debt Summary as of June 30, 2014 and December 31, 2013
($ in thousands)

	June 30, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	1.7%	3.7	$115,000
Unsecured	850,000	88%	4.7%	6.5	754,000
Total	$965,000	100%	4.3%	6.1	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.2	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.2	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	3.9	—
Unsecured Term Loan	250,000	26%	1.9%	4.6	154,000
ACC3 Term Loan	115,000	12%	1.7%	3.7	115,000
Floating Rate Debt	365,000	38%	1.8%	4.4	269,000
Total	$965,000	100%	4.3%	6.1	$869,000
Outstanding Indebtedness

ACC3 Term Loan

On May 9, 2014, we amended our $115 million term loan facility (the “ACC3 Term Loan”) to, among other things, reduce the rate at which borrowings will bear interest. Per the amendment, the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.55% (in lieu of the original margin of 1.85%) or (ii) a base rate, which is based on the lender's prime rate, plus 0.55% (in lieu of the original margin of 0.85%). The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.

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
We were in compliance with all of the covenants under the loan as of June 30, 2014.
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
Under the terms of the Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of June 30, 2014, the applicable margin was set at pricing level 1. The terms of the loan provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
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

In July 2014, we executed an amendment to our Unsecured Term Loan that reduced the interest rate and extended the maturity date to July 21, 2019.
Under the terms of the amendment, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.50%	0.50%
Level 2	Greater than 35% but less than or equal to 40%	1.60%	0.60%
Level 3	Greater than 40% but less than or equal to 45%	1.75%	0.75%
Level 4	Greater than 45% but less than or equal to 52.5%	1.90%	0.90%
Level 5	Greater than 52.5%	2.10%	1.10%
The applicable margin is currently set at pricing level 1. The terms of the amendment also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.825%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.875%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.25%	0.25%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.65%	0.65%

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
We were in compliance with all of the covenants under the loan as of June 30, 2014.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 parcel of land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 data center facility, the ACC7 and CH2 data centers under development, the ACC8 parcel of land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2014.
Unsecured Credit Facility
On May 13, 2014, we amended our unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $400 million to $560 million and a reduction of the rate at which borrowings will bear interest. The fifth amendment also provided us with the ability to, at our option, increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The amendment also extended the maturity date from March 21, 2016 to May 13, 2018, with a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a partial write-off of unamortized deferred financing costs related to the Unsecured Credit Facility totaling $0.3 million.
Under the terms of the amended facility, we may elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

		Applicable Margin
Pricing Level	Ratio of Total Indebtedness to Gross Asset Value	LIBOR Rate Loans	Base Rate Loans
Level 1	Less than or equal to 35%	1.55%	0.55%
Level 2	Greater than 35% but less than or equal to 40%	1.65%	0.65%
Level 3	Greater than 40% but less than or equal to 45%	1.80%	0.80%
Level 4	Greater than 45% but less than or equal to 52.5%	1.95%	0.95%
Level 5	Greater than 52.5%	2.15%	1.15%

As of June 30, 2014, the applicable margin was set at pricing level 1. The terms of the facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
The terms of the fifth amendment also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.875%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.925%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.05%	0.05%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.30%	0.30%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.70%	0.70%
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

As of June 30, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. There were no borrowings outstanding.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of June 30, 2014.
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
A summary of our debt maturity schedule as of June 30, 2014 is as follows:
Debt Maturity as of June 30, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	—		—		—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.9%	1.7%
2018	—		102,500	(2)	102,500	10.6%	1.7%
2019	—		250,000	(3)	250,000	25.9%	1.9%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.3%

(1)	The 5.875% Unsecured Notes mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2014, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$—	$3,750	$111,250	$850,000	$965,000
Interest on long-term debt obligations	21,567	86,128	83,781	125,020	316,496
Construction costs payable	25,032	—	—	—	25,032
Commitments under development contracts	54,572	—	—	—	54,572
Operating leases	205	701	—	—	906
Total	$101,376	$90,579	$195,031	$975,020	$1,362,006

Off-Balance Sheet Arrangements
As of June 30, 2014, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$32,958	$21,747	$64,602	$38,474
Depreciation and amortization	23,603	23,196	46,872	46,235
Less: Non real estate depreciation and amortization	(185)	(229)	(357)	(471)
FFO (1)	$56,376	$44,714	$111,117	$84,238

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

Critical Accounting Policies

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2017 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of June 30, 2014 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.15% at June 30, 2014, a decrease of 0.15% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of June 30, 2014, 62% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014).

10.2
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 24, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 24, 2014	By:	/s/ Jeffrey H. Foster
Jeffrey H. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014).

10.2
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.