Form 10-Q
period 2014-09-30
DUPONT FABROS TECHNOLOGY, INC.
filed 2014-10-30
CIK 1407739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,855,165

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of September 30, 2014, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$83,793	$75,956
Buildings and improvements	2,617,736	2,420,986
	2,701,529	2,496,942
Less: accumulated depreciation	(481,149)	(413,394)
Net income producing property	2,220,380	2,083,548
Construction in progress and land held for development	288,914	302,068
Net real estate	2,509,294	2,385,616
Cash and cash equivalents	8,718	38,733
Rents and other receivables, net	10,051	12,674
Deferred rent, net	145,742	150,038
Lease contracts above market value, net	8,329	9,154
Deferred costs, net	38,119	39,866
Prepaid expenses and other assets	49,879	44,507
Total assets	$2,770,132	$2,680,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	26,612	23,566
Construction costs payable	35,860	45,444
Accrued interest payable	1,935	9,983
Dividend and distribution payable	34,243	25,971
Lease contracts below market value, net	7,910	10,530
Prepaid rents and other liabilities	62,486	56,576
Total liabilities	1,134,046	1,041,070
Redeemable noncontrolling interests – operating partnership	420,478	387,244
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at September 30, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at September 30, 2014 and December 31, 2013	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,852,165 shares issued and outstanding at September 30, 2014 and 65,205,274 shares issued and outstanding at December 31, 2013	66	65
Additional paid in capital	864,292	900,959
Retained earnings	—	—
Total stockholders’ equity	1,215,608	1,252,274
Total liabilities and stockholders’ equity	$2,770,132	$2,680,588
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Base rent	$72,268	$67,221	$211,927	$196,791
Recoveries from tenants	31,211	27,747	92,864	75,756
Other revenues	2,099	1,374	4,824	3,118
Total revenues	105,578	96,342	309,615	275,665
Expenses:
Property operating costs	29,127	27,119	87,004	75,398
Real estate taxes and insurance	4,108	3,630	10,986	10,944
Depreciation and amortization	24,799	23,538	71,671	69,773
General and administrative	4,561	3,664	12,669	12,546
Other expenses	1,517	874	3,989	2,231
Total expenses	64,112	58,825	186,319	170,892
Operating income	41,466	37,517	123,296	104,773
Interest income	6	32	113	85
Interest:
Expense incurred	(9,032)	(12,048)	(24,563)	(37,490)
Amortization of deferred financing costs	(805)	(849)	(2,271)	(2,542)
Loss on early extinguishment of debt	(1,363)	(30,610)	(1,701)	(32,310)
Net income (loss)	30,272	(5,958)	94,874	32,516
Net (income) loss attributable to redeemable noncontrolling interests – operating partnership	(4,501)	2,541	(14,315)	(2,397)
Net income (loss) attributable to controlling interests	25,771	(3,417)	80,559	30,119
Preferred stock dividends	(6,811)	(6,811)	(20,433)	(20,433)
Net income (loss) attributable to common shares	$18,960	$(10,228)	$60,126	$9,686
Earnings (loss) per share – basic:
Net income (loss) attributable to common shares	$0.29	$(0.16)	$0.91	$0.15
Weighted average common shares outstanding	65,507,879	64,432,010	65,448,034	64,631,772
Earnings (loss) per share – diluted:
Net income (loss) attributable to common shares	$0.29	$(0.16)	$0.91	$0.15
Weighted average common shares outstanding	66,298,221	64,432,010	66,025,002	65,485,430
Dividends declared per common share	$0.35	$0.25	$1.05	$0.70
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
Net income attributable to controlling interests					80,559	80,559
Dividends declared on common stock				(8,995)	(60,126)	(69,121)
Dividends earned on preferred stock				—	(20,433)	(20,433)
Redemption of operating partnership units		121,300	—	3,000		3,000
Issuance of stock awards		163,187	—	360		360
Stock option exercises		409,134	1	3,456		3,457
Retirement and forfeiture of stock awards		(46,730)		(1,154)		(1,154)
Amortization of deferred compensation costs				4,932		4,932
Adjustments to redeemable noncontrolling interests – operating partnership				(38,266)		(38,266)
Balance at September 30, 2014	$351,250	65,852,165	$66	$864,292	$—	$1,215,608
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2014	2013
Cash flow from operating activities
Net income	$94,874	$32,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,671	69,773
Loss on early extinguishment of debt	1,701	32,310
Straight line revenues, net of reserve	4,296	(5,323)
Amortization of deferred financing costs	2,271	2,542
Amortization of lease contracts above and below market value	(1,795)	(1,793)
Compensation paid with Company common shares	4,645	5,076
Changes in operating assets and liabilities
Rents and other receivables	2,623	(2,376)
Deferred costs	(1,904)	(2,132)
Prepaid expenses and other assets	(7,088)	(10,951)
Accounts payable and accrued liabilities	2,814	4,593
Accrued interest payable	(8,048)	2,050
Prepaid rents and other liabilities	5,752	14,365
Net cash provided by operating activities	171,812	140,650
Cash flow from investing activities
Investments in real estate – development	(188,443)	(50,164)
Land acquisition costs	—	(14,186)
Interest capitalized for real estate under development	(7,889)	(1,522)
Improvements to real estate	(2,083)	(5,035)
Additions to non-real estate property	(292)	(24)
Net cash used in investing activities	(198,707)	(70,931)
Cash flow from financing activities
Line of credit:
Proceeds	—	102,000
Repayments	—	(120,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	120,000
Unsecured notes payable:
Proceeds	—	600,000
Repayments	—	(418,111)
Payments of financing costs	(3,794)	(18,073)
Payments for early extinguishment of debt	—	(25,462)
Exercises of stock options, net	2,303	61
Common stock repurchases	—	(37,792)

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2014	2013
Dividends and distributions:
Common shares	(62,374)	(41,772)
Preferred shares	(20,433)	(20,434)
Redeemable noncontrolling interests – operating partnership	(14,822)	(10,918)
Net cash (used in) provided by financing activities	(3,120)	104,899
Net (decrease) increase in cash and cash equivalents	(30,015)	174,618
Cash and cash equivalents, beginning	38,733	23,578
Cash and cash equivalents, ending	$8,718	$198,196
Supplemental information:
Cash paid for interest	$40,500	$36,961
Deferred financing costs capitalized for real estate under development	$459	$95
Construction costs payable capitalized for real estate under development	$35,860	$22,243
Redemption of operating partnership units	$3,000	$70,200
Adjustments to redeemable noncontrolling interests - operating partnership	$38,266	$34,326
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Income producing property:
Land	$83,793	$75,956
Buildings and improvements	2,617,736	2,420,986
	2,701,529	2,496,942
Less: accumulated depreciation	(481,149)	(413,394)
Net income producing property	2,220,380	2,083,548
Construction in progress and land held for development	288,914	302,068
Net real estate	2,509,294	2,385,616
Cash and cash equivalents	4,500	34,514
Rents and other receivables, net	10,051	12,674
Deferred rent, net	145,742	150,038
Lease contracts above market value, net	8,329	9,154
Deferred costs, net	38,119	39,866
Prepaid expenses and other assets	49,879	44,507
Total assets	$2,765,914	$2,676,369
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	26,612	23,566
Construction costs payable	35,860	45,444
Accrued interest payable	1,935	9,983
Dividend and distribution payable	34,243	25,971
Lease contracts below market value, net	7,910	10,530
Prepaid rents and other liabilities	62,486	56,576
Total liabilities	1,134,046	1,041,070
Redeemable partnership units	420,478	387,244
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2014 and December 31, 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2014 and December 31, 2013	166,250	166,250
Common units, 65,189,792 issued and outstanding at September 30, 2014 and 64,542,901 issued and outstanding at December 31, 2013	851,488	887,695
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2014 and December 31, 2013	8,652	9,110
Total partners’ capital	1,211,390	1,248,055
Total liabilities and partners’ capital	$2,765,914	$2,676,369
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Base rent	$72,268	$67,221	$211,927	$196,791
Recoveries from tenants	31,211	27,747	92,864	75,756
Other revenues	2,099	1,374	4,824	3,118
Total revenues	105,578	96,342	309,615	275,665
Expenses:
Property operating costs	29,127	27,119	87,004	75,398
Real estate taxes and insurance	4,108	3,630	10,986	10,944
Depreciation and amortization	24,799	23,538	71,671	69,773
General and administrative	4,561	3,664	12,669	12,546
Other expenses	1,517	874	3,989	2,231
Total expenses	64,112	58,825	186,319	170,892
Operating income	41,466	37,517	123,296	104,773
Interest income	6	32	113	85
Interest:
Expense incurred	(9,032)	(12,048)	(24,563)	(37,490)
Amortization of deferred financing costs	(805)	(849)	(2,271)	(2,542)
Loss on early extinguishment of debt	(1,363)	(30,610)	(1,701)	(32,310)
Net income (loss)	30,272	(5,958)	94,874	32,516
Preferred unit distributions	(6,811)	(6,811)	(20,433)	(20,433)
Net income (loss) attributable to common units	$23,461	$(12,769)	$74,441	$12,083
Earnings (loss) per unit – basic:
Net income (loss) attributable to common units	$0.29	$(0.16)	$0.91	$0.15
Weighted average common units outstanding	81,071,866	80,321,840	81,031,191	80,626,882
Earnings (loss) per unit – diluted:
Net income (loss) attributable to common units	$0.29	$(0.16)	$0.91	$0.15
Weighted average common units outstanding	81,862,208	80,321,840	81,608,159	81,480,540
Distributions declared per common unit	$0.35	$0.25	$1.05	$0.70
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			93,920		954	94,874
Common unit distributions			(84,773)		(695)	(85,468)
Preferred unit distributions			(20,227)		(206)	(20,433)
Issuance of OP units to DFT when redeemable partnership units redeemed		121,300	3,000			3,000
Issuance of OP units for stock awards		163,187	360			360
Issuance of OP units due to option exercises		409,134	3,457			3,457
Retirement and forfeiture of OP units		(46,730)	(1,154)			(1,154)
Amortization of deferred compensation costs			4,932			4,932
Adjustments to redeemable partnership units			(35,722)		(511)	(36,233)
Balance at September 30, 2014	$351,250	65,189,792	$851,488	662,373	$8,652	$1,211,390
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2014	2013
Cash flow from operating activities
Net income	$94,874	$32,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,671	69,773
Loss on early extinguishment of debt	1,701	32,310
Straight line rent, net of reserve	4,296	(5,323)
Amortization of deferred financing costs	2,271	2,542
Amortization of lease contracts above and below market value	(1,795)	(1,793)
Compensation paid with Company common shares	4,645	5,076
Changes in operating assets and liabilities
Rents and other receivables	2,623	(2,376)
Deferred costs	(1,904)	(2,132)
Prepaid expenses and other assets	(7,088)	(10,951)
Accounts payable and accrued liabilities	2,815	4,593
Accrued interest payable	(8,048)	2,050
Prepaid rents and other liabilities	5,752	14,365
Net cash provided by operating activities	171,813	140,650
Cash flow from investing activities
Investments in real estate – development	(188,443)	(50,164)
Land acquisition costs	—	(14,186)
Interest capitalized for real estate under development	(7,889)	(1,522)
Improvements to real estate	(2,083)	(5,035)
Additions to non-real estate property	(292)	(24)
Net cash used in investing activities	(198,707)	(70,931)
Cash flow from financing activities
Line of credit:
Proceeds	—	102,000
Repayments	—	(120,000)
Mortgage notes payable:
Proceeds	—	115,000
Lump sum payoffs	—	(138,300)
Repayments	—	(1,300)
Unsecured term loan:
Proceeds	96,000	120,000
Unsecured notes payable:
Proceeds	—	600,000
Repayments	—	(418,111)
Payments of financing costs	(3,794)	(18,073)
Payments for early extinguishment of debt	—	(25,462)
Issuance of OP units for stock option exercises, net	2,303	61
OP unit repurchases	—	(37,792)
Distributions	(97,629)	(73,124)

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2014	2013
Net cash (used in) provided by financing activities	(3,120)	104,899
Net (decrease) increase in cash and cash equivalents	(30,014)	174,618
Cash and cash equivalents, beginning	34,514	19,282
Cash and cash equivalents, ending	$4,500	$193,900
Supplemental information:
Cash paid for interest	$40,500	$36,961
Deferred financing costs capitalized for real estate under development	$459	$95
Construction costs payable capitalized for real estate under development	$35,860	$22,243
Redemption of operating partnership units	$3,000	$70,200
Adjustments to redeemable partnership units	$36,233	$25,591
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of September 30, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of September 30, 2014, the Company holds a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phase I and IIA;

•	two data centers currently under development – SC1 Phase IIB and CH2 Phase I;

•	data center projects available for future development – ACC7 Phases II-IV, CH2 Phases II-III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8 and SC2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2013 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $23.7 million and $22.2 million for the three months ended September 30, 2014 and 2013, respectively, and $68.4 million and $66.4 million for the nine months ended September 30, 2014 and 2013, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.8 million for each of the three months ended September 30, 2014 and 2013, respectively, and $2.4 million for each of the nine months ended September 30, 2014 and 2013, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2014 and 2013.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method, or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. In March 2013, we paid off the $138.3 million balance of the ACC5 term loan facility (the “ACC5 Term Loan”), which resulted in a write-off of $1.7 million of unamortized deferred financing costs. In September 2013, we issued $600 million of Unsecured Notes due 2021 (see Note 4) and incurred financing costs of $13.4 million. Also, in September 2013, we paid off $418.1 million of our Unsecured Notes Due 2017 pursuant to a tender offer, which resulted in a write off of $5.1 million of unamortized deferred financing costs.
Balances, net of accumulated amortization, at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Financing costs	$24,080	$22,756
Accumulated amortization	(5,972)	(4,013)
Financing costs, net	$18,108	$18,743

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. We incurred leasing costs of $0.3 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $1.9 million and $2.1 million for the nine months ended September 30, 2014 and 2013. Amortization of deferred leasing costs totaled $1.0 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively. Balances, net of accumulated amortization, at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Leasing costs	$50,104	$48,312
Accumulated amortization	(30,093)	(27,189)
Leasing costs, net	$20,011	$21,123
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2014 and December 31, 2013, the fuel inventory was $4.3 million and $4.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(14,771)	(13,946)
Lease contracts above market value, net	$8,329	$9,154

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(31,465)	(28,845)
Lease contracts below market value, net	$7,910	$10,530

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of September 30, 2014 and December 31, 2013, we had reserves against rents and other receivables of $1.6 million. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, we had reserves against deferred rent of $2.1 million.

The reserves described above were set up for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us were converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring, this customer had the right to defer up to two-thirds of base rent due through July 2014 at NJ1 in Piscataway, New Jersey. All deferred base rent was added to the principal amount of the note. The note balance was $6.0 million and $5.7 million as of September 30, 2014 and December 31, 2013, respectively, which is recorded within rents and other receivables, net in the accompanying consolidated balance sheets.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	14,315
Distributions declared	—	(16,347)
Redemption of operating partnership units	(121,300)	(3,000)
Adjustments to redeemable noncontrolling interests – operating partnership	—	38,266
Balance at September 30, 2014	15,550,237	$420,478
The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(121,300)	(3,000)
Adjustments to redeemable partnership units	—	36,234
Balance at September 30, 2014	15,550,237	$420,478
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to controlling interests	$25,771	$(3,417)	$80,559	$30,119
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(1,619)	(31,915)	(35,266)	35,874
	$24,152	$(35,332)	$45,293	$65,993

Earnings Per Share of DFT
Basic earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common shares outstanding during the period using the two class method. Diluted earnings per share is calculated by dividing the net income attributable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period using the two class method.
Earnings Per Unit of the Operating Partnership
Basic earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common units outstanding during the period using the two class method. Diluted earnings per unit is calculated by dividing the net income attributable to common units for the period by the weighted average number of common and dilutive securities outstanding during the period using the two class method.

Stock-based Compensation
We award stock-based compensation to employees and members of our Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or a common unit. We estimate the fair value of the awards and recognize this value over the requisite vesting period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.

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
Reclassifications
Certain amounts from the prior year have been reclassified for consistency with the current year presentation. For the three and nine months September 30, 2013, we have reclassified the management fee that we collect from customers from "Recoveries from Tenants" to "Base Rent" in our accompanying consolidated statements of operations totaling $3.9 million and $11.3 million, respectively.

3. Real Estate Assets
The following is a summary of our properties as of September 30, 2014 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,093		$161,593
ACC3	Ashburn, VA	1,071	95,926		96,997
ACC4	Ashburn, VA	6,600	538,466		545,066
ACC5	Ashburn, VA	6,443	298,582		305,025
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I	Ashburn, VA	2,787	90,880		93,667
VA3	Reston, VA	9,000	178,061		187,061
VA4	Bristow, VA	6,800	149,174		155,974
CH1	Elk Grove Village, IL	23,611	358,227		381,838
NJ1 Phase I	Piscataway, NJ	4,311	209,884		214,195
SC1 Phase I and IIA	Santa Clara, CA	15,152	322,746		337,898
		83,793	2,617,736	—	2,701,529
Construction in progress and land held for development	(1)			288,914	288,914
		$83,793	$2,617,736	$288,914	$2,990,443

(1)	Properties located in Ashburn, VA (ACC7 Phases II-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase IIB and SC2).

4. Debt
Debt Summary as of September 30, 2014 and December 31, 2013
($ in thousands)

	September 30, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	1.7%	3.5	$115,000
Unsecured	850,000	88%	4.6%	6.3	754,000
Total	$965,000	100%	4.3%	6.0	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.0	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.0	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	3.6	—
Unsecured Term Loan	250,000	26%	1.7%	4.8	154,000
ACC3 Term Loan	115,000	12%	1.7%	3.5	115,000
Floating Rate Debt	365,000	38%	1.7%	4.4	269,000
Total	$965,000	100%	4.3%	6.0	$869,000
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
We were in compliance with all of the covenants under the loan as of September 30, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195.0 million unsecured term loan facility (the "Unsecured Term Loan"). Prior to the amendment executed in July 2014, described below, the Unsecured Term Loan matured on February 15, 2019, with no extension option.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. As of December 31, 2013 we had drawn $154.0 million under this loan and the remaining $96.0 million was advanced on January 10, 2014.
Prior to the amendment to the Unsecured Term Loan, we could elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate was based on the table below.

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
The terms of the loan also provided that, in the event we received an investment grade credit rating, borrowings under the loan would bear interest based on the table below.

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

In July 2014, we executed an amendment to our Unsecured Term Loan that reduced the interest rate and extended the maturity date to July 21, 2019. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million.
Under the terms of the amendment to our Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
We were in compliance with all of the covenants under the loan as of September 30, 2014.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 and ACC7 data center facilities, the CH2 data center under development, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2014.
Unsecured Credit Facility
On May 13, 2014, we executed the fifth amendment to our unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $400 million to $560 million and a reduction of the rate at which borrowings bear interest. Prior to the fifth amendment, the maturity date of the Unsecured Credit Facility was March 21, 2016 and included a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions. The facility also included an option to increase the total commitment to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Prior to the fifth amendment, we could elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate was based on the table below.

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

The terms of the facility also provided that, in the event we receive an investment grade credit rating, borrowings under the facility would bear interest based on the table below.

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
The fifth amendment provided us with the ability to, at our option, increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The amendment also extended the maturity date to May 13, 2018, with a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a partial write-off of unamortized deferred financing costs related to the Unsecured Credit Facility totaling $0.3 million.
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
The terms of the amended facility also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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

As of September 30, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. There were no borrowings outstanding as of September 30, 2014. As of October 30, 2014, $50 million of borrowings were outstanding under this facility.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of September 30, 2014.
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
A summary of our debt maturity schedule as of September 30, 2014 is as follows:
Debt Maturity as of September 30, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	$—		$—		$—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.9%	1.7%
2018	—		102,500	(2)	102,500	10.6%	1.7%
2019	—		250,000	(3)	250,000	25.9%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.3%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

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
Contracts related to the development of the SC1 Phase IIB and CH2 Phase I data centers were in place as of September 30, 2014. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2014, the SC1 Phase IIB control estimate was $50.0 million of which $35.2 million has been incurred. An additional $3.9 million has been committed under this contract as of September 30, 2014. As of September 30, 2014, the CH2 Phase I control estimate was $168.9 million of which $35.9 million has been incurred. An additional $39.7 million has been committed under this contract as of September 30, 2014.
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
The redemption value of redeemable noncontrolling interests – operating partnership as of September 30, 2014 and December 31, 2013 was $420.5 million and $387.2 million, respectively, based on the closing share price of DFT’s common stock of $27.04 and $24.71, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2014, OP unitholders redeemed a total of 121,300 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.4921875 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.

•	$0.4921875 per share payable to stockholders of record as of October 3, 2014. This dividend was paid on October 15, 2014.
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
In 2014, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.4765625 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.

•	$0.4765625 per share payable to stockholders of record as of October 3, 2014. This dividend was paid on October 15, 2014.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2014, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.35 per share payable to stockholders of record as of April 4, 2014. This dividend was paid on April 15, 2014.

•	$0.35 per share payable to stockholders of record as of July 3, 2014. This dividend was paid on July 15, 2014.

•	$0.35 per share payable to stockholders of record as of October 3, 2014. This dividend was paid on October 15, 2014.
In 2013, the Board of Directors approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. During the nine months ended September 30, 2014, DFT repurchased no shares of its common stock and $122.2 million is still available for repurchase under the program.
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
As of September 30, 2014, 2,151,338 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,148,662.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	303,964	$22.89
Granted	149,608	$25.63
Vested	(119,251)	$23.02
Forfeited	(3,785)	$23.98
Unvested balance at September 30, 2014	330,536	$24.07
During the nine months ended September 30, 2014, we issued 149,608 shares of restricted stock, which had an aggregate value of $3.8 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the nine months ended September 30, 2014, 119,251 shares of restricted stock vested at a value of $3.2 million on the respective vesting dates.
As of September 30, 2014, total unearned compensation on restricted stock was $5.8 million, and the weighted average vesting period was 1.3 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the nine months ended September 30, 2014, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the nine months ended September 30, 2014 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(409,134)	$8.45
Forfeited	—	$—
Under option, September 30, 2014	1,690,776	$19.23

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of September 30, 2014	1,690,776	$0.9	million	0.8 years	6.4 years
The following table sets forth the number of unvested options as of September 30, 2014 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at September 30, 2014	302,324	$5.05
The following tables sets forth the number of exercisable options as of September 30, 2014 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(409,134)	$2.71
Options Exercisable at September 30, 2014	1,388,452	$5.83

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2014	1,388,452	$11.9	million	$18.50	6.1 years
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
For performance unit grants awarded in 2014, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the nine months ended September 30, 2014.

Assumption
Number of performance units granted	110,441
Expected volatility	30%
Expected annual dividend	5%
Risk-free rate	0.74%
Performance unit fair value at date of grant	$33.50
Total grant fair value at date of grant	$3.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$8.5 million

As of September 30, 2014, total unearned compensation on outstanding performance units was $3.7 million.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,507,879	64,432,010	65,448,034	64,631,772
Effect of dilutive securities	790,342	—	576,968	853,658
Weighted average common shares – diluted	66,298,221	64,432,010	66,025,002	65,485,430
Calculation of Earnings per Share – Basic
Net income (loss) attributable to common shares	$18,960	$(10,228)	$60,126	$9,686
Net income allocated to unvested restricted shares	(116)	(67)	(348)	(191)
Net income (loss) attributable to common shares, adjusted	18,844	(10,295)	59,778	9,495
Weighted average common shares – basic	65,507,879	64,432,010	65,448,034	64,631,772
Earnings (loss) per common share – basic	$0.29	$(0.16)	$0.91	$0.15
Calculation of Earnings per Share – Diluted
Net income (loss) attributable to common shares	$18,960	$(10,228)	$60,126	$9,686
Adjustments to redeemable noncontrolling interests	41	(25)	97	25
Adjusted net income (loss) available to common shares	19,001	(10,253)	60,223	9,711
Weighted average common shares – diluted	66,298,221	64,432,010	66,025,002	65,485,430
Earnings (loss) per common share – diluted	$0.29	$(0.16)	$0.91	$0.15
The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted Shares	—	0.3	—	—
Stock Options	—	2.4	—	1.2
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,071,866	80,321,840	81,031,191	80,626,882
Effect of dilutive securities	790,342	—	576,968	853,658
Weighted average common units – diluted	81,862,208	80,321,840	81,608,159	81,480,540
The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted Units	—	0.3	—	—
Stock Options	—	2.4	—	1.2
Performance Units	0.1	0.1	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2014:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Term Loan and ACC3 Term Loan was $965.0 million with a fair value of $980.8 million. The Unsecured Notes due 2021 were valued based on Level 2 data which consisted of a quoted price for the Unsecured Notes due 2021 from a third party financial market data provider. Because our ACC3 Term Loan and Unsecured Term Loan were refinanced in 2014, we believe that their carrying values approximate each of their fair values as of September 30, 2014. Each of these loans bear interest at LIBOR plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 4). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 and ACC7 data center facilities, the CH2 data center under development, the ACC8 land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of September 30, 2014 and December 31, 2013 and the results of operations and cash flows for the nine months ended September 30, 2014 and 2013 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,424,012	193,724	—	2,617,736
	—	2,503,947	197,582	—	2,701,529
Less: accumulated depreciation	—	(451,201)	(29,948)	—	(481,149)
Net income producing property	—	2,052,746	167,634	—	2,220,380
Construction in progress and land held for development	—	137,762	151,152	—	288,914
Net real estate	—	2,190,508	318,786	—	2,509,294
Cash and cash equivalents	1,519	—	2,981	—	4,500
Rents and other receivables	4,467	4,137	1,447	—	10,051
Deferred rent	—	142,621	3,121	—	145,742
Lease contracts above market value, net	—	8,329	—	—	8,329
Deferred costs, net	16,666	14,785	6,668	—	38,119
Investment in affiliates	2,496,331	—	—	(2,496,331)	—
Prepaid expenses and other assets	2,882	44,724	2,273	—	49,879
Total assets	$2,521,865	$2,405,104	$335,276	$(2,496,331)	$2,765,914

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,706	19,277	3,629	—	26,612
Construction costs payable	85	12,156	23,619	—	35,860
Accrued interest payable	1,930	—	5	—	1,935
Distribution payable	34,243	—	—	—	34,243
Lease contracts below market value, net	—	7,910	—	—	7,910
Prepaid rents and other liabilities	33	58,730	3,723	—	62,486
Total liabilities	889,997	98,073	145,976	—	1,134,046
Redeemable partnership units	420,478	—	—	—	420,478
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2014	166,250	—	—	—	166,250
Common units, 65,189,792 issued and outstanding at September 30, 2014	851,488	2,307,031	189,300	(2,496,331)	851,488
General partner’s capital, 662,373 common units issued and outstanding at September 30, 2014	8,652	—	—	—	8,652
Total partners’ capital	1,211,390	2,307,031	189,300	(2,496,331)	1,211,390
Total liabilities & partners’ capital	$2,521,865	$2,405,104	$335,276	$(2,496,331)	$2,765,914

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,318,414	102,572	—	2,420,986
	—	2,393,299	103,643	—	2,496,942
Less: accumulated depreciation	—	(386,796)	(26,598)	—	(413,394)
Net income producing property	—	2,006,503	77,045	—	2,083,548
Construction in progress and land held for development	—	154,404	147,664	—	302,068
Net real estate	—	2,160,907	224,709	—	2,385,616
Cash and cash equivalents	32,903	—	1,611	—	34,514
Rents and other receivables	4,226	3,981	4,467	—	12,674
Deferred rent	—	144,377	5,661	—	150,038
Lease contracts above market value, net	—	9,154	—	—	9,154
Deferred costs, net	17,318	16,971	5,577	—	39,866
Investment in affiliates	2,372,121	—	—	(2,372,121)	—
Prepaid expenses and other assets	2,264	37,331	4,912	—	44,507
Total assets	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	154,000	—	—	—	154,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,547	14,582	5,437	—	23,566
Construction costs payable	—	22,670	22,774	—	45,444
Accrued interest payable	9,970	—	13	—	9,983
Distribution payable	25,971	—	—	—	25,971
Lease contracts below market value, net	—	10,530	—	—	10,530
Prepaid rents and other liabilities	45	49,915	6,616	—	56,576
Total liabilities	793,533	97,697	149,840	—	1,041,070
Redeemable partnership units	387,244	—	—	—	387,244
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013	166,250	—	—	—	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013	887,695	2,275,024	97,097	(2,372,121)	887,695
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2013	9,110	—	—	—	9,110
Total partners’ capital	1,248,055	2,275,024	97,097	(2,372,121)	1,248,055
Total liabilities & partners’ capital	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,513	$67,780	$4,525	$(4,550)	$72,268
Recoveries from tenants	—	28,805	2,406	—	31,211
Other revenues	—	414	1,731	(46)	2,099
Total revenues	4,513	96,999	8,662	(4,596)	105,578
Expenses:
Property operating costs	—	30,565	3,121	(4,559)	29,127
Real estate taxes and insurance	—	3,890	218	—	4,108
Depreciation and amortization	16	23,084	1,699	—	24,799
General and administrative	4,383	14	164	—	4,561
Other expenses	14	5	1,535	(37)	1,517
Total expenses	4,413	57,558	6,737	(4,596)	64,112
Operating income	100	39,441	1,925	—	41,466
Interest income	6	—	—	—	6
Interest:
Expense incurred	(10,259)	762	465	—	(9,032)
Amortization of deferred financing costs	(801)	46	(50)	—	(805)
Loss on early extinguishment of debt	(1,363)	—	—	—	(1,363)
Equity in earnings	42,589	—	—	(42,589)	—
Net income (loss)	30,272	40,249	2,340	(42,589)	30,272
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$23,461	$40,249	$2,340	$(42,589)	$23,461

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$3,940	$62,970	$4,289	$(3,978)	$67,221
Recoveries from tenants	—	25,149	2,598	—	27,747
Other revenues	—	382	1,037	(45)	1,374
Total revenues	3,940	88,501	7,924	(4,023)	96,342
Expenses:
Property operating costs	—	28,314	2,790	(3,985)	27,119
Real estate taxes and insurance	—	3,480	150	—	3,630
Depreciation and amortization	18	22,380	1,140	—	23,538
General and administrative	3,534	21	109	—	3,664
Other expenses	161	—	751	(38)	874
Total expenses	3,713	54,195	4,940	(4,023)	58,825
Operating income	227	34,306	2,984	—	37,517
Interest income	32	—	—	—	32
Interest:
Expense incurred	(12,467)	420	(1)	—	(12,048)
Amortization of deferred financing costs	(820)	22	(51)	—	(849)
Loss on early extinguishment of debt	(30,610)	—	—	—	(30,610)
Equity in earnings	37,680	—	—	(37,680)	—
Net income (loss)	(5,958)	34,748	2,932	(37,680)	(5,958)
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$(12,769)	$34,748	$2,932	$(37,680)	$(12,769)

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,029	$198,964	$13,075	$(13,141)	$211,927
Recoveries from tenants	—	85,825	7,039	—	92,864
Other revenues	—	1,233	3,697	(106)	4,824
Total revenues	13,029	286,022	23,811	(13,247)	309,615
Expenses:
Property operating costs	—	92,013	8,126	(13,135)	87,004
Real estate taxes and insurance	—	10,560	426	—	10,986
Depreciation and amortization	49	67,653	3,969	—	71,671
General and administrative	11,973	63	633	—	12,669
Other expenses	1,012	32	3,057	(112)	3,989
Total expenses	13,034	170,321	16,211	(13,247)	186,319
Operating (loss) income	(5)	115,701	7,600	—	123,296
Interest income	112	—	1	—	113
Interest:
Expense incurred	(30,836)	3,360	2,913	—	(24,563)
Amortization of deferred financing costs	(2,430)	195	(36)	—	(2,271)
Loss on early extinguishment of debt	(1,701)	—	—	—	(1,701)
Equity in earnings	129,734	—	—	(129,734)	—
Net income (loss)	94,874	119,256	10,478	(129,734)	94,874
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net income (loss) attributable to common units	$74,441	$119,256	$10,478	$(129,734)	$74,441

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$11,317	$184,060	$12,844	$(11,430)	$196,791
Recoveries from tenants	—	68,906	6,850	—	75,756
Other revenues	—	1,191	2,046	(119)	3,118
Total revenues	11,317	254,157	21,740	(11,549)	275,665
Expenses:
Property operating costs	—	79,433	7,401	(11,436)	75,398
Real estate taxes and insurance	—	10,572	372	—	10,944
Depreciation and amortization	64	66,424	3,285	—	69,773
General and administrative	12,039	78	429	—	12,546
Other expenses	600	296	1,448	(113)	2,231
Total expenses	12,703	156,803	12,935	(11,549)	170,892
Operating (loss) income	(1,386)	97,354	8,805	—	104,773
Interest income	(200)	20	—	265	85
Interest:
Expense incurred	(36,731)	(595)	101	(265)	(37,490)
Amortization of deferred financing costs	(2,206)	(222)	(114)	—	(2,542)
Loss on early extinguishment of debt	(30,610)	(1,700)	—	—	(32,310)
Equity in earnings	103,649	—	—	(103,649)	—
Net income (loss)	32,516	94,857	8,792	(103,649)	32,516
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net income (loss) attributable to common units	$12,083	$94,857	$8,792	$(103,649)	$12,083

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(31,070)	$187,125	$15,758	$—	$171,813
Cash flow from investing activities
Investments in real estate – development	(309)	(94,621)	(93,513)	—	(188,443)
Investments in affiliates	2,818	(86,880)	84,062	—	—
Interest capitalized for real estate under development	(7)	(3,360)	(4,522)	—	(7,889)
Improvements to real estate	—	(2,017)	(66)	—	(2,083)
Additions to non-real estate property	(9)	(247)	(36)	—	(292)
Net cash provided by (used in) investing activities	2,493	(187,125)	(14,075)	—	(198,707)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(3,481)	—	(313)	—	(3,794)
Issuance of OP units for stock option exercises, net	2,303	—	—	—	2,303
Distributions	(97,629)	—	—	—	(97,629)
Net cash used in financing activities	(2,807)	—	(313)	—	(3,120)
Net (decrease) increase in cash and cash equivalents	(31,384)	—	1,370	—	(30,014)
Cash and cash equivalents, beginning	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending	$1,519	$—	$2,981	$—	$4,500

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(36,793)	$165,509	$11,934	$—	$140,650
Cash flow from investing activities
Investments in real estate – development	(8)	(27,469)	(22,687)	—	(50,164)
Land acquisition costs	—	—	(14,186)	—	(14,186)
Investments in affiliates	80,340	6,545	(86,885)	—	—
Interest capitalized for real estate under development	—	(453)	(1,069)	—	(1,522)
Improvements to real estate	—	(4,871)	(164)	—	(5,035)
Additions to non-real estate property	(6)	(18)	—	—	(24)
Net cash provided by (used in) investing activities	80,326	(26,266)	(124,991)	—	(70,931)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	—	—	—	102,000
Repayments	(120,000)	—	—	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Unsecured term loan:
Proceeds	120,000	—	—	—	120,000
Unsecured notes payable:
Proceeds	600,000	—	—	—	600,000
Repayments	(418,111)	—	—	—	(418,111)
Payments of Financing costs	(16,369)	(4)	(1,700)	—	(18,073)
Payments for early extinguishment of debt	(25,462)	—	—	—	(25,462)
Issuance of OP units for stock option exercises, net	61	—	—	—	61
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(73,124)	—	—	—	(73,124)
Net cash provided by (used in) financing activities	131,203	(139,604)	113,300	—	104,899
Net increase (decrease) in cash and cash equivalents	174,736	(361)	243	—	174,618
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$192,976	$—	$924	$—	$193,900

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2014, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB,” respectively.
As of September 30, 2014, we owned and operated 11 data centers, eight of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

The following table presents a summary of our operating properties as of October 1, 2014:
Operating Properties
As of October 1, 2014

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	98%	98%	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I (6)	Piscataway, NJ	2010	180,000	88,000	70%	64%	18.2	59%	52%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	100%	100%	18.2	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,534,000	1,255,000	97%	97%	218.5	96%	95%
Completed, not Stabilized
ACC7 Phase I	Ashburn, VA	2014	126,000	67,000	25%	25%	11.9	29%	29%
SC1 Phase IIA (7)	Santa Clara, CA	2014	90,000	43,000	77%	77%	9.3	76%	76%
Subtotal – non-stabilized			216,000	110,000	45%	45%	21.2	50%	50%
Total Operating Properties			2,750,000	1,365,000	93%	92%	239.7	92%	91%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of October 1, 2014 represent $291 million of base rent on a GAAP basis and $305 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

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

(6)	As of October 29, 2014, NJ1 Phase I was 70% leased and commenced based on CRSF and 59% leased and commenced on a critical load basis.

(7)	As of October 29, 2014, SC1 Phase IIA was 100% leased and commenced.

Lease Expirations
As of October 1, 2014
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2014. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2014	—	—	—%	—	—%	—%
2015	4	70	5.6%	13,812	6.3%	6.4%
2016	5	37	2.9%	5,823	2.7%	3.0%
2017	15	111	8.8%	19,592	8.9%	8.9%
2018	20	203	16.1%	38,566	17.6%	17.4%
2019	16	247	19.6%	42,287	19.3%	17.6%
2020	10	106	8.4%	16,496	7.5%	8.1%
2021	9	159	12.6%	27,682	12.6%	12.9%
2022	6	75	6.0%	12,812	5.9%	6.7%
2023	4	48	3.8%	6,475	3.0%	3.4%
After 2023	13	204	16.2%	35,425	16.2%	15.6%
Total	102	1,260	100%	218,970	100%	100%

(1)	Represents 35 customers with 102 lease expiration dates. Top four customers represent 61% of annualized base rent.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of October 1, 2014.

Same Store Analysis
As of September 30, 2014
($ in thousands)
The following tables sets forth an analysis of our same store and same store, same capital operating property portfolio for the three and nine months ended September 30, 2014. Same store properties represent those properties placed into service on or before January 1, 2013, which, as of September 30, 2014, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2013 and have less than 10% of additional critical load developed after January 1, 2013. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7, for the reason described above, and SC1, due to phase IIA of this facility being placed into service in June 2014 and increasing the critical load at SC1 by over 10%.

Same Store Properties	Three Months Ended					Nine Months Ended
	30-Sep-14	30-Sep-13	% Change	30-Jun-14	% Change	30-Sep-14	30-Sep-13	% Change
Revenue:
Base rent	$72,029	$67,221	7.2%	$70,455	2.2%	$211,688	$196,791	7.6%
Recoveries from tenants	31,211	27,747	12.5%	29,964	4.2%	92,864	75,756	22.6%
Other revenues	461	429	7.5%	459	0.4%	1,376	1,332	3.3%
Total revenues	103,701	95,397	8.7%	100,878	2.8%	305,928	273,879	11.7%

Expenses:
Property operating costs	28,613	27,119	5.5%	27,782	3.0%	86,489	75,398	14.7%
Real estate taxes and insurance	3,990	3,578	11.5%	3,411	17.0%	10,861	10,867	(0.1)%
Other expenses	18	20	(10.0)%	51	(64.7)%	95	373	(74.5)%
Total expenses	32,621	30,717	6.2%	31,244	4.4%	97,445	86,638	12.5%

Net operating income (1)	71,080	64,680	9.9%	69,634	2.1%	208,483	187,241	11.3%

Straight line revenues, net of reserve	2,517	1,331	89.1%	1,305	92.9%	4,533	(5,323)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(1,795)	(1,793)	0.1%

Cash net operating income (1)	$72,999	$65,413	11.6%	$70,341	3.8%	$211,221	$180,125	17.3%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2013 and excludes ACC7.

Same Store, Same Capital Properties	Three Months Ended					Nine Months Ended
	30-Sep-14	30-Sep-13	% Change	30-Jun-14	% Change	30-Sep-14	30-Sep-13	% Change
Revenue:
Base rent	$64,906	$62,619	3.7%	$64,528	0.6%	$193,344	$184,152	5.0%
Recoveries from tenants	26,838	25,058	7.1%	25,669	4.6%	80,344	68,818	16.7%
Other revenues	435	403	7.9%	427	1.9%	1,289	1,264	2.0%
Total revenues	92,179	88,080	4.7%	90,624	1.7%	274,977	254,234	8.2%

Expenses:
Property operating costs	24,500	24,315	0.8%	23,923	2.4%	75,162	67,775	10.9%
Real estate taxes and insurance	3,198	2,870	11.4%	2,727	17.3%	8,707	8,364	4.1%
Other expenses	17	17	—%	35	(51.4)%	77	348	(77.9)%
Total expenses	27,715	27,202	1.9%	26,685	3.9%	83,946	76,487	9.8%

Net operating income (1)	64,464	60,878	5.9%	63,939	0.8%	191,031	177,747	7.5%

Straight line revenues, net of reserve	2,871	2,171	32.2%	1,505	90.8%	5,205	(1,330)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(1,795)	(1,793)	0.1%

Cash net operating income (1)	$66,737	$62,451	6.9%	$64,846	2.9%	$194,441	$174,624	11.3%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2013 and have less than 10% of additional critical load developed after January 1, 2013. Excludes SC1 and ACC7.

(1) See next page for information regarding Net Operating Income and Cash Net Operating Income.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Same Store Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Nine Months Ended
	30-Sep-14	30-Sep-13	% Change	30-Jun-14	% Change	30-Sep-14	30-Sep-13	% Change
Operating income	$46,861	$41,347	13.3%	$46,234	1.4%	$137,424	$117,954	16.5%

Depreciation and amortization	24,219	23,333	3.8%	23,400	3.5%	71,059	69,287	2.6%

Net operating income	71,080	64,680	9.9%	69,634	2.1%	208,483	187,241	11.3%

Straight line revenues, net of reserve	2,517	1,331	89.1%	1,305	92.9%	4,533	(5,323)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(1,795)	(1,793)	0.1%

Cash net operating income	$72,999	$65,413	11.6%	$70,341	3.8%	$211,221	$180,125	17.3%

Reconciliation of Same Store, Same Capital Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Nine Months Ended
	30-Sep-14	30-Sep-13	% Change	30-Jun-14	% Change	30-Sep-14	30-Sep-13	% Change
Operating income	$43,030	$39,419	9.2%	$42,717	0.7%	$126,817	$114,050	11.2%

Depreciation and amortization	21,434	21,459	(0.1)%	21,222	1.0%	64,214	63,697	0.8%

Net operating income	64,464	60,878	5.9%	63,939	0.8%	191,031	177,747	7.5%

Straight line revenues, net of reserve	2,871	2,171	32.2%	1,505	90.8%	5,205	(1,330)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(1,795)	(1,793)	0.1%

Cash net operating income	$66,737	$62,451	6.9%	$64,846	2.9%	$194,441	$174,624	11.3%

(1) Net Operating Income ("NOI") represents total revenues less property operating costs, real estate taxes and insurance, and other expenses (each as reflected in the consolidated statements of operations) for the properties included in the analysis. Cash Net Operating Income ("Cash NOI") is NOI less straight line revenues, net and amortization of lease contracts above and below market value for the properties included in the analysis.
We use NOI and Cash NOI as supplemental performance measures because, in excluding depreciation and amortization and gains and losses from property dispositions, each provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. However, because NOI and Cash NOI exclude depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of NOI and Cash NOI as a measure of our performance is limited.
Other REITs may not calculate NOI and Cash NOI in the same manner we do and, accordingly, our NOI and Cash NOI may not be comparable to the NOI and Cash NOI of other REITs. NOI and Cash NOI should not be considered as an alternative to operating income (as computed in accordance with GAAP).

Development Projects
As of September 30, 2014
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
SC1 Phase IIB (6)	Santa Clara, CA	90,000	42,000	9.1	$107,000 - $113,000	$93,110	—%	—%
CH2 Phase I	Elk Grove Village, IL	93,000	46,000	7.1	70,000 - 80,000	19,176	—%	—%
		183,000	88,000	16.2	177,000 - 193,000	112,286

Future Development Projects/Phases
ACC7 Phases II to IV	Ashburn, VA	320,000	161,000	29.7	94,000	92,381
CH2 Phases II to III	Elk Grove Village, IL	243,000	120,000	18.5	120,000 - 130,000	35,466
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		743,000	369,000	66.4	$253,212 - $263,212	167,059
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,129
SC2	Santa Clara, CA	200,000	125,000	26.0		5,440
		300,000	175,000	36.4		9,569
Total		1,226,000	632,000	119.0		$288,914

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

(5)	Amount capitalized as of September 30, 2014. Future development projects/phases include land, shell and underground work through Phase I opening only.

(6)	As of October 29, 2014, SC1 Phase IIB was 49% pre-leased based on CRSF and 50% pre-leased on a critical load basis.

Current Development Projects
ACC7 Phase I was placed into service in July 2014. In June 2014, we executed an agreement with our general contractor to build the entire shell and portions of underground conduit at CH2 and fully develop the first phase of CH2 (7.10 MW of critical load) with expected completion in the third quarter of 2015. CH2 is expected to be built in three phases, which will total 25.6 MW of available critical load. In June 2014, we executed an agreement with our general contractor to fully develop Phase IIB of SC1 totaling 9.10 MW of critical load. SC1 Phase IIB is expected to be completed early second quarter of 2015.
Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the first nine months of 2014, we executed six leases representing a total of 10.35 MW of critical load and 66,578 computer room square feet ("CRSF") of space with a weighted average lease term of 6.0 years. These six leases are expected to generate approximately $10.6 million of annualized GAAP base rent revenue. Two leases were at VA3 representing 3.09 MW of critical load and 33,533 CRSF, one lease was at SC1 Phase IIA representing 2.50 MW of critical load and 11,037 CRSF, two leases were at ACC7 Phase I representing 3.49 MW of critical load and 16,638 CRSF and one lease was at NJ1 Phase I representing 1.27 MW of critical load and 5,370 of CRSF.
During the first nine months of 2014, we renewed three leases for a weighted average lease term of 1.8 years totaling 3.01 MW and 23,072 CRSF. GAAP base rent for these three renewals is 5.8% higher than GAAP base rent prior to the renewals, in the aggregate, on a straight line basis. Cash base rent for these three renewals will decline 0.7%, in the aggregate, at the time the renewal rates take effect compared to cash base rents in place at the end of the original lease term.
We incurred leasing costs of $0.3 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $1.9 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Included in these amounts are costs incurred in connection with the execution of renewed leases totaling $0.2 million for each of the three and nine months ended September 30, 2014. All leasing costs incurred for the three and nine months ended September 30, 2013 were incurred in connection with the execution of new leases.
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
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 6.1 years as of September 30, 2014. Less than 10% of our leases – in terms of annualized base rent – are scheduled to expire through 2016. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.

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
As of the October 29, 2014, our operating portfolio was 94% leased on a CRSF basis and 93% leased on a critical load basis. The opportunity for revenue growth in the near term primarily depends on our ability to lease the remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the two data center facilities currently under development - SC1 Phase IIB, located in Santa Clara, California and CH2 Phase I in Elk Grove Village, Illinois.
As of October 29, 2014, we have two data center facilities with a significant amount of vacant space: ACC7 Phase I, which opened in July 2014, has available for lease 71% of its critical load and 75% of its computer room floor space; and NJ1 Phase I, which opened in November 2010 and has available for lease 41% of its critical load power and 30% of its computer room floor space. The terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provide for the lease of 25% of the square footage of computer room floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the customer has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of computer room floor space leased. If, however, this customer does not utilize this additional critical load power, it may not be possible for us to lease this available power to another customer as part of a NJ1 Phase I lease. A portion of this excess power was leased to a customer in July 2014. We will seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, but there is no assurance that we will be able to utilize this critical load power in NJ1 Phase II.
As discussed above, when the data center facilities under development are completed, we will have an additional 16.2 MW of critical load available for use by customers: 9.10 MW at SC1 Phase IIB and 7.10 MW at CH2 Phase I. SC1 Phase IIB is expected to be placed into service early second quarter of 2015 and CH2 Phase I is expected to be placed into service in the third quarter of 2015. As of October 29, 2014, SC1 Phase IIB was 50% pre-leased on a critical load basis. The remaining 4.55 MW of critical load of SC1 Phase IIB and the entire critical load of the CH1 Phase I development project were available for lease as of October 29, 2014.
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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 6.1 years as of September 30, 2014, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customer were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
Our four largest customers comprised 61% of our annualized base rent as of September 30, 2014. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.
One of our four largest customers has sub-leased to another of our customers all 13.65 MW of space that it leases from us at our ACC4 data center facility, which represents 38% of available critical load in that facility. The term of this sublease is for the remainder of the term of the lease, which expires in three equal tranches of 4.55 MW in June 2017, March 2018 and March 2019. In connection with the sublease, we entered into a tri-party agreement with our customers so that the sub-tenant has a direct contractual relationship with us during the remainder of the lease term. This agreement does not relieve the original tenant of any of its obligations to us under the lease. We also entered into a lease with our subleasing customer that extends the terms of the leases that are set to expire in 2017 and 2018 so that the lease term related to all 13.65 MW of the space now expires in March 2019. Compared to the rental rates that we are currently receiving from the sublessor, there will be an approximate 30% decline in cash base rents upon the expiration of the original lease terms. These lower rates do not take effect until 2017 and 2018 and represent super wholesale rates.
This same customer has notified us that it has retained a real estate brokerage firm to market on its behalf the space that it leases from us in our ACC2 data center facility, which lease comprises all 10.4 MW of that facility’s available critical load and expires in September 2015. The lease agreement that governs this space provides that the customer may sublease the leased premises, subject to our consent, which may not be conditioned, delayed or withheld unreasonably. The lease also provides that our consent to a sublease does not relieve the customer of its obligations under the lease, and the customer would remain primarily liable for payments under the terms of the lease. This lease represents 4% of our operating property portfolio.
We believe that it will be difficult for this customer to sublease the ACC2 space because of the short period of time remaining during the lease term. Nevertheless, this additional inventory of available data center space could have a negative impact on demand for space that we have available in Northern Virginia and the rental rates for such space. Given this situation, we believe that it is unlikely that this customer will renew any of the leases for any of the space in ACC2. We believe that we will be able to lease this space to new customers if and when the current customer vacates the space because we expect to have limited inventory in the Northern Virginia area as this space becomes available and we have been successful in re-leasing vacated space at our VA3 data center facility. We forecast an approximate 20% decline in cash base rents upon re-leasing the vacant space. We, however, cannot ensure that we will be able to attract replacement customers on similar terms in a timely manner for this space and, if we are unable to do so, our rental income could be materially adversely impacted in future periods.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating Revenue. Operating revenue for the three months ended September 30, 2014 was $105.6 million. This includes base rent of $72.3 million, which includes our management fee, tenant recoveries of $31.2 million and other revenue of $2.1 million, primarily from a la carte projects for our customers performed by the TRS. This compares to revenue of $96.3 million for the three months ended September 30, 2013. The increase of $9.3 million, or 9.7%, was primarily due to new leases commencing at ACC6 Phase II, ACC7 Phase I, SC1 Phase I, SC1 Phase IIA, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I and CH1 Phase II.
Operating Expenses. Operating expenses for the three months ended September 30, 2014 were $64.1 million, compared to $58.8 million for the three months ended September 30, 2013. The increase of $5.3 million, or 9.0%, was primarily due to the following: $2.0 million of increased property operating costs primarily from increased power costs at ACC6 Phase II, SC1 Phase I and CH1 Phase II and placing ACC7 Phase I and SC1 Phase IIA into service, $1.3 million of increased depreciation and amortization from the opening of SC1 Phase IIA and ACC7 Phase I, $0.9 million of increased general and administrative expense primarily due to increases in payroll and professional expenses and a $0.6 million increase in other expenses primarily due to a la carte projects for our customers performed by our TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2014 was $9.8 million compared to interest expense of $12.9 million for the three months ended September 30, 2013. Total interest incurred for the three months ended September 30, 2014 was $11.7 million, of which $1.8 million was capitalized, as compared to $14.0 million for the corresponding period in 2013, of which $1.1 million was capitalized. The decrease in total interest for the three months ended September 30, 2014 was due primarily to refinancing our Unsecured Notes due 2017 in September 2013. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in the third quarter of 2014 compared to the third quarter of 2013.
Loss on Early Extinguishment of Debt. For the three months ended September 30, 2014, we incurred a loss of $1.4 million due to the refinancing of our Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP. For three months ended September 30, 2013, we incurred a loss of $30.6 million on the early extinguishment of $418.1 million of our Unsecured Notes due 2017 pursuant to a tender offer. The loss in the three months ended September 30, 2013 consisted of $25.5 million of cash expended for the tender premium and fees and the non-cash write off of $5.1 million of unamortized deferred financing costs.

Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended September 30, 2014 was $4.5 million compared to a $2.5 million net loss attributable to redeemable noncontrolling interests – operating partnership for the three months ended September 30, 2013. The increase of $7.0 million was primarily due to the Operating Partnership receiving its allocation of higher net income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 0.3 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from July 1, 2013 through September 30, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended September 30, 2014 was $19.0 million compared to a $10.2 million net loss attributable to common shares for the three months ended September 30, 2013. The increase of $29.2 million was due to the decline in the loss on early extinguishment of debt of
$29.2 million for the three months ended September 30, 2014 as compared to the year ago period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Operating Revenue. Operating revenue for the nine months ended September 30, 2014 was $309.6 million. This includes base rent of $211.9 million, which includes our management fee, tenant recoveries of $92.9 million and other revenue of $4.8 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenue of $275.7 million for the nine months ended September 30, 2013. The increase of $33.9 million, or 12.3%, was primarily due to new leases commencing at ACC6 Phase II, SC1 Phase I, SC1 Phase IIA, CH1 Phase II, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the nine months ended September 30, 2014 were $186.3 million, compared to $170.9 million for the nine months ended September 30, 2013. The increase of $15.4 million, or 9.0%, was primarily due to increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I and placing ACC7 Phase I and SC1 Phase IIA into service.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2014 was $26.8 million compared to interest expense of $40.0 million for the nine months ended September 30, 2013. Total interest incurred for the nine months ended September 30, 2014 was $35.1 million, of which $8.3 million was capitalized, as compared to $41.6 million for the corresponding period in 2013, of which $1.6 million was capitalized. The decrease in total interest was due primarily to refinancing our Unsecured Notes due 2017 in September 2013. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in the first nine months of 2014 compared to 2013.
Loss on Early Extinguishment of Debt. For the nine months ended September 30, 2014, we incurred a loss of $1.7 million comprised of the write-off of $0.3 million of loan fees related to the refinancing of our Unsecured Credit Facility in May 2014 and a loss of $1.4 million due to the refinancing of our Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP. For the nine months ended September 30, 2013 we incurred a loss of $32.3 million, which included the $1.7 million write-off of loan fees related to the repayment of our ACC5 Term Loan in March 2013 and a loss of $30.6 million on the early extinguishment of $418.1 million of our Unsecured Notes due 2017 pursuant to a tender offer. The loss on the Unsecured Notes due 2017 consisted of $25.5 million of cash expended for the tender premium and fees and the non-cash write off of $5.1 million of unamortized deferred financing costs.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2014 was $14.3 million compared to $2.4 million for the nine months ended September 30, 2013. The increase of $11.9 million was primarily due to the Operating Partnership receiving its allocation of higher net income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2013 through September 30, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2014 was $60.1 million compared to $9.7 million for the nine months ended September 30, 2013. The increase of $50.4 million was primarily due to the decline in the loss on early extinguishment of debt of $30.6 million, higher operating revenue, lower interest expense and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows

The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2014 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net cash provided by operating activities increased by $31.1 million, or 22.1%, to $171.8 million for the nine months ended September 30, 2014, as compared to $140.7 million for the corresponding period in 2013. The increase is primarily due to higher cash rents from tenants and decreases in rents and other receivables and prepaid expenses and other assets, partially offset by decreases in cash flows from prepaid rents and other liabilities, interest payable and accounts payable and accrued liabilities.
Net cash used in investing activities increased by $127.8 million to $198.7 million for the nine months ended September 30, 2014 compared to $70.9 million for the corresponding period in 2013. The majority of cash used in investing activities in each period was expenditures for projects under development. During the nine months ended September 30, 2014, we had three projects in development, while we only had two projects in the early stages of development during the corresponding period in 2013. Accordingly, development costs paid during the nine months ended September 30, 2014 were $138.3 million higher compared to the corresponding period in 2013, and interest capitalized on these projects increased $6.4 million. Also, improvements to real estate decreased by $3.0 million for the nine months ended September 30, 2014 due to a battery replacement project at VA4 and a lobby upgrade at VA3 that occurred in the corresponding period in 2013.
Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $104.9 million in the corresponding period in 2013. Net cash used in financing activities for the nine months ended September 30, 2014 consisted of $97.6 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, the ACC3 Term Loan and the Unsecured Term Loan, partially offset by $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $2.3 million of proceeds received from stock option exercises, net. Cash provided by financing activities for the nine months ended September 30, 2013 consisted of $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $120.0 million of proceeds from the closing of the Unsecured Term Loan and $115.0 million of proceeds from the closing of the ACC3 Term Loan, partially offset by the repayment of $418.1 million of Unsecured Notes due 2017, repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $73.1 million paid for dividends and distributions, $25.5 million paid for the early extinguishment of a portion of the Unsecured Notes due 2017, $18.0 million of net repayments under the Unsecured Credit Facility, $18.1 million in financing costs related to the Unsecured Notes due 2021, Unsecured Term Loan, ACC3 Term Loan and the execution of amendments of the Unsecured Credit Facility and $1.3 million of scheduled principal payments on the ACC5 Term Loan.
Market Capitalization
The following table sets forth our total market capitalization as of September 30, 2014:
Capital Structure as of September 30, 2014
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				600,000
Total Debt				965,000	27.4%
Common Shares	81%	65,852
Operating Partnership (“OP”) Units	19%	15,550
Total Shares and Units	100%	81,402
Common Share Price at September 30, 2014		$27.04
Common Share and OP Unit Capitalization			$2,201,110
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,552,360	72.6%
Total Market Capitalization				$3,517,360	100.0%

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
DFT's Board of Directors has approved a common stock repurchase program that commenced in November 2013 and expires on December 31, 2014. This program allows purchases of up to $122.2 million. No shares were repurchased during the nine months ended September 30, 2014.
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

A summary of our total debt as of September 30, 2014 and December 31, 2013 is as follows:
Debt Summary as of September 30, 2014 and December 31, 2013
($ in thousands)

	September 30, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	12%	1.7%	3.5	$115,000
Unsecured	850,000	88%	4.6%	6.3	754,000
Total	$965,000	100%	4.3%	6.0	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	62%	5.9%	7.0	$600,000
Fixed Rate Debt	600,000	62%	5.9%	7.0	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—	—	3.6	—
Unsecured Term Loan	250,000	26%	1.7%	4.8	154,000
ACC3 Term Loan	115,000	12%	1.7%	3.5	115,000
Floating Rate Debt	365,000	38%	1.7%	4.4	269,000
Total	$965,000	100%	4.3%	6.0	$869,000
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
We were in compliance with all of the covenants under the loan as of September 30, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195.0 million unsecured term loan facility (the "Unsecured Term Loan"). Prior to the amendment executed in July 2014, described below, the Unsecured Term Loan matured on February 15, 2019, with no extension option.
The Unsecured Term Loan includes an accordion feature permitting an increase in the amount of the loan by up to an additional $55 million. On October 18, 2013, we exercised the accordion and the Unsecured Term Loan was increased to $250 million. As of December 31, 2013 we had drawn $154.0 million under this loan and the remaining $96.0 million was advanced on January 10, 2014.
Prior to the amendment to the Unsecured Term Loan, we could elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate was based on the table below.

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
The terms of the loan also provided that, in the event we received an investment grade credit rating, borrowings under the loan would bear interest based on the table below.

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

In July 2014, we executed an amendment to our Unsecured Term Loan that reduced the interest rate and extended the maturity date to July 21, 2019. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million.

Under the terms of the amendment to our Unsecured Term Loan, we may elect to have borrowings under the loan bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
We were in compliance with all of the covenants under the loan as of September 30, 2014.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on

September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3 and ACC7 data center facilities, the CH2 data center under development, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2014.

Unsecured Credit Facility
On May 13, 2014, we executed the fifth amendment to our unsecured revolving credit facility ("Unsecured Credit Facility"), resulting in an increase in total commitment from $400 million to $560 million and a reduction of the rate at which borrowings bear interest. Prior to the fifth amendment, the maturity date of the Unsecured Credit Facility was March 21, 2016 and included a one-year extension option, subject to the payment of an extension fee equal to 25 basis points on the total commitment in effect on the maturity date and certain other customary conditions. The facility also included an option to increase the total commitment to $600 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Prior to the fifth amendment, we could elect to have borrowings under the facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate was based on the table below.

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

The terms of the facility also provided that, in the event we receive an investment grade credit rating, borrowings under the facility would bear interest based on the table below.

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
The fifth amendment provided us with the ability to, at our option, increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The amendment also extended the maturity date to May 13, 2018, with a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a partial write-off of unamortized deferred financing costs related to the Unsecured Credit Facility totaling $0.3 million.
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

The terms of the amended facility also provide that, in the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

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

As of September 30, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. There were no borrowings outstanding as of September 30, 2014. As of October 30, 2014, $50 million of borrowings were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of September 30, 2014.
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
A summary of our debt maturity schedule as of September 30, 2014 is as follows:
Debt Maturity as of September 30, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	$—		$—		$—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.9%	1.7%
2018	—		102,500	(2)	102,500	10.6%	1.7%
2019	—		250,000	(3)	250,000	25.9%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	62.2%	5.9%
Total	$600,000		$365,000		$965,000	100%	4.3%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2014, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2014	2015-2016	2017-2018	Thereafter	Total
Long-term debt obligations	$—	$3,750	$111,250	$850,000	$965,000
Interest on long-term debt obligations	1,915	85,683	83,072	123,227	293,897
Construction costs payable	35,860				35,860
Commitments under development contracts	43,612				43,612
Operating leases	102	702			804
Total	$81,489	$90,135	$194,322	$973,227	$1,339,173

Off-Balance Sheet Arrangements
As of September 30, 2014, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$30,272	$(5,958)	$94,874	$32,516
Depreciation and amortization	24,799	23,538	71,671	69,773
Less: Non real estate depreciation and amortization	(195)	(218)	(552)	(689)
FFO (1)	$54,876	$17,362	$165,993	$101,600

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
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of September 30, 2014 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.15% at September 30, 2014, a decrease of 0.15% would increase future net income and cash flows by $0.5 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of September 30, 2014, 62% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014).

10.2
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	October 30, 2014	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	October 30, 2014	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014).

10.2
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.