Form 10-K
period 2014-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2015-02-25
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2014.
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
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common shares held by non-affiliates of the registrant was $1,756 million as of June 30, 2014.
As of February 20, 2015, there were 66,079,804 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference
Portions of the Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 27, 2015 to be filed with the Securities and Exchange Commission no later than April 30, 2015, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of December 31, 2014, DFT owned 81.1% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate developments in our markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to successfully lease vacant space in or operate properties;

•	defaults on or non-renewal of leases by customers, including by our four largest customers that accounted for 60% of our annualized base rent as of December 31, 2014;

•	failure to collect customer obligations and note receivables;

•	failure to obtain necessary financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	decreased rental rates, increased vacancy rates or customer bankruptcies;

•	increased interest rates;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations, including disruptions in the financial and credit markets and the availability of capital and other financing; and

•	changes in real estate and zoning laws.
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
The Company
DuPont Fabros Technology, Inc. (“DFT”) was formed in 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of, and, as of December 31, 2014, owned 81.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). The remaining 18.9% common economic interest was owned by certain individuals and entities that hold redeemable noncontrolling interests-operating partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively. For the year ended December 31, 2014, we generated $417.6 million of total revenues, $124.6 million in net income and $78.7 million of net income attributable to common shares, and, as of December 31, 2014, we had total assets of $2.8 billion.
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud providers, healthcare and financial services. Our data centers are strategically located in four major population centers - Northern Virginia, suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. Our 11 data centers have a total of 2.75 million gross square feet and 240 megawatts of available critical load to power the servers and computing equipment of our customers.
We lease the computer room square feet, or CRSF, and available power of each of our facilities to customers under long-term triple-net leases, most of which contain annual rental increases. As of January 1, 2015, we had 36 customers with 105 different lease expirations, with approximately 12% of the expirations occurring over the next three years. Since January 1, 2015, we have added two new customers to bring our customer count to 38 customers. As of January 1, 2015, the weighted average remaining term of our leases is six years. We are positioned to be a preferred provider to the Fortune 1000 and, as of January 1, 2015, our customers included four of the Fortune 25 and 18 of the Fortune 1000, which includes private or foreign enterprises of equivalent size. These 18 customers provided 71% of our annualized base rent as of January 1, 2015. Additionally, as of January 1, 2015, our top four customers provided 60% of our annualized base rent, and our top 10 customers provided 81% of our annualized base rent. Our goal is to continue to expand and grow our customer roster.
As of December 31, 2014, we held a fee simple interest in the following properties:

•	11 operating data centers;

•	two data center properties under development;

•	three data center properties held for future development; and

•	two parcels of land to be used to develop two additional data centers.
In February 2015, we began development of a new phase in one of the data center properties held for development. With this portfolio of operating and development properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We believe that our data centers are engineered to the highest specifications commercially available and provide sufficient power to meet the needs of the world's largest technology companies. Critical load is that portion of each facility's total power capacity that is made available for the exclusive use by our customers to operate their computer servers. Because we believe that critical load is the primary factor used by customers in evaluating their data center requirements, our rents are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. Accordingly, throughout this Form 10-K, we discuss our operations in terms of critical load because it is one of the primary metrics that we use to manage our business. Also provided is information relating to each facility's total gross building area and its CRSF, which is the net rentable square feet of each of our facilities.
Through our taxable REIT subsidiary, we also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.

In February 2015, we completed our succession planning process by appointing Christopher P. Eldredge as President and Chief Executive Officer. Mr. Eldredge succeeded Hossein Fateh, who co-founded DFT and its predecessor companies with Lammot J. du Pont, our Chairman of the Board of Directors. Mr. Fateh now serves as our Vice Chairman of the Board of Directors. Prior to joining us, Mr. Eldredge served as Executive Vice President of NTT America, Inc., a subsidiary of Nippon Telephone and Telegraph Corporation, beginning in 2013. Mr. Eldredge led NTT America’s data center services and global solutions business unit, which is comprised of 10 data centers in North America. In this role, he was responsible for the network services business, full profit and loss accountability, business development, marketing, new product development, and product and service delivery. Prior to NTT America, Mr. Eldredge was President and General Manager, Ethernet Exchange and Product Management at The Telx Group Inc. Previously, he held executive leadership roles at Broadview Networks and Frontier Communications (formerly Citizens Communications).
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
In contrast, colocation providers operate on a retail model and serve customers with smaller data processing requirements by renting individual racks/cabinets or small amounts of space that can range in size from 500 to 5,000 square feet in size, but offers customers services related to the management and operation of their servers. We have introduced a "mini-wholesale" offering that we anticipate will compete in a portion of this market.
Competitive Strengths
We believe that we distinguish ourselves from other data center providers through the following competitive strengths:
Data centers strategically located with high power capacity. Our operating and planned development properties are strategically located in the Northern Virginia; suburban Chicago, Illinois; metro New York and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. We believe that these locations help attract and retain customers because access to less expensive power yields significant cost savings for our customers under the terms of our triple-net leases, and the proximity to large population centers enhances performance by reducing latency (the time it takes a packet of information to reach the end user). Additionally, our facilities are engineered to provide critical load sufficient to serve many of the world's largest technology companies, which require more power than many colocation facilities are designed to provide.
Long-term triple net leases to industry-leading customers with strong credit. Our customer base includes leading national and international technology companies. As of January 1, 2015, our four largest customers, Microsoft Corporation, Facebook, Inc., Rackspace Hosting, and Yahoo! Inc., which are currently under long term leases with staggered lease expirations, collectively accounted for 60% of our annualized base rent. Under the terms of our triple net leases, our customers occupy all or a percentage of each of our data centers and are obligated to reimburse us for property-level operating expenses. In addition, under our triple-net lease structure, customers pay for only the power they use to operate their computer servers and the power that is used to cool their space. We believe that this lease structure, together with the economies of scale resulting from the size of our data centers, results in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs and operating expenses are included in the license fee paid to the provider. Our triple-net lease terms also enable customers to control costs during any ramp-up phase (the period before they are utilizing all of the power they have contracted for). Most of our leases provide for annual rent increases, and, as of January 1, 2015, our weighted average remaining lease term was approximately six years.
Strong development track record and pipeline. We currently own and operate 11 data centers, seven of which were 100% leased as of December 31, 2014. Our stabilized portfolio is 96% leased and are total operating portfolio is 93% leased. We are currently developing three data center properties:

•	9.1 MW of critical load in our Santa Clara, California market, which is expected to be completed in the middle of the second quarter of 2015 and, as of December 31, 2014, was 62% pre-leased;

•	7.1 MW of critical load in our suburban Chicago, Illinois market, which is expected to be completed in the third quarter of 2015; and

•	8.9 MW of critical load in our Northern Virginia market, which is expected to be completed in the fourth quarter of 2015.
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
Maximize cash flow from existing properties. We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. We strive to maximize our cash flows under these leases by including a monthly base rent obligation and, in many cases, a property management fee to compensate us for the management of the properties, and a triple net structure, which obligates our customers to reimburse us for the costs that we incur to operate the data center, including the cost of electricity used by customers to power their computer equipment and their pro rata share of most other operating expenses, such as real estate taxes and insurance. Our customers are also obligated to reimburse us for certain of the capital expenditures of our operating properties over the asset's estimated useful life, together with the associated cost of capital. Most of our leases provide for annual increases of base rent - either a flat rate of about 2-3% or based on the consumer price index.
Lease available space. Our primary focus for 2015 is to lease space that is vacant or is being developed. As of December 31, 2014, we had two operating properties with significant amounts of vacant space available to be leased - ACC7 Phase I in Northern Virginia and NJ1 Phase I in Piscataway, New Jersey. Additional space will become available in 2015 when we place in service our current development projects. Also, Yahoo! plans to vacate 10.4 MW of space at ACC2 when the leases expires on September 30, 2015. We are actively marketing all of this space.
Expand and diversify customer base. Our existing customer base consists primarily of large technology companies, and our top four customers account for 60% of our annualized base rent. In recent years, we have been expanding our customer base by marketing our available space to other customers, including financial services companies, enterprise companies and government agencies, which demand data center space in smaller quantities - generally 3 MW or less - than large technology companies. We added three new customers in 2014 and have added two new customers in 2015 as of February 25, 2015.
In 2014, to expand on our offering of wholesale data center space to customers with small data center requirements, we introduced a "mini-wholesale" service. This service will enable customers to procure the use of smaller amounts of space and power - from 100 kilowatts to 300 kilowatts - than we typically offer to house their servers and other computer equipment. We expect that this offering will appeal to customers that do not require the amount of critical load or computing space typically utilized by customers at a wholesale data center, but do require a secure and reliable environment for their servers and equipment. We currently offer this service at three of our locations: our ACC5 data center facility in Ashburn, Virginia, where we have made 0.5 MW of critical load available for this initiative, of which 0.2 MW has been leased; (ii) our ACC7 data center facility in Ashburn, Virginia and (iii) our NJ1 data center facility in Piscataway, New Jersey. We may offer this service under a modified gross lease given the small space and power requirements, which could leave us exposed to not recovering increases in operating costs, real estate taxes and insurance in our revenues.
Prudently build-out our current development pipeline. We determine when to develop data center properties based on pre-leases, the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Currently, we have the second phase of ACC7 located in Ashburn, Virginia, the final portion of the second phase of SC1, located in Santa Clara, California, and the first phase of CH2, located in Elk Grove, Village, Illinois under development. We intend to finance future developments through a combination of cash generated from operations and equity and debt financing.

Properties
Operating Properties
For the year ended December 31, 2014, we executed 14 leases totaling 30.82 MW of critical load and 162,381 CRSF with an average lease term of 4.6 years. In addition, for the year ended December 31, 2014, we extended the terms of four leases that comprise a total of 4.14 MW of critical load and 28,472 CRSF for an average of 3.0 years. The weighted average base rent, measured on a general accepted accounting principles ("GAAP") basis, for all of the leases that have commenced at our operating properties as of December 31, 2014 was $101 per kilowatt per month. This amount excludes the reimbursed operating expenses and management fees, if applicable, under our triple-net lease structure.
The following table presents a summary of our operating properties as of January 1, 2015:
Operating Properties
As of January 1, 2015

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	98%	98%	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	59%	59%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	100%	100%	18.2	100%	100%
SC1 Phase IIA	Santa Clara, CA	2014	90,000	43,000	100%	100%	9.3	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,624,000	1,298,000	97%	97%	227.8	96%	96%
Completed, not Stabilized
ACC7 Phase I (7)	Ashburn, VA	2014	126,000	67,000	25%	25%	11.9	29%	29%

Total Operating Properties			2,750,000	1,365,000	94%	94%	239.7	93%	93%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2015 represent $292 million of base rent on a GAAP basis and $306 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months. These amounts include $9.7 million of GAAP base rent, $10.3 million of cash base rent and $0.6 million of management fees from the customer who has suspended base rent payments.

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

(6)	As of February 25, 2015, ACC5 was 99% leased based on CRSF and critical load.

(7)	As of February 25, 2015, ACC7 Phase I was 37% leased based on CRSF and 46% leased on a critical load basis.

Customer Diversification
As of January 1, 2015, our operating property portfolio of commenced leases had 36 data center customers with 105 different lease expiration dates. As of January 1, 2015, our four largest customers - Microsoft, Facebook, Rackspace and Yahoo! - accounted for 60% of our annualized base rent. As of January 1, 2015, we had commenced six leases with Microsoft, with expiration dates ranging from December 31, 2017 to August 31, 2026 and options by Microsoft to renew three of these leases for five years and one of these leases from one to five years. As of January 1, 2015, we had commenced three leases with Facebook, with expiration dates ranging from June 30, 2018 to July 31, 2022 and an option by Facebook to renew one lease for three years. As of January 1, 2015, we had commenced three leases with Rackspace, with expiration dates ranging from June 30, 2024 to December 31, 2033 and options by Rackspace to renew these leases for five years. Rackspace has early termination options for two its leases which gives them a right to make a termination payment and terminate these leases on June 30, 2019 and May 31, 2024. As of January 1, 2015, we had commenced three leases with Yahoo!, with expiration dates ranging from September 30, 2015 to March 31, 2019 and options by Yahoo! to renew these leases for five years. Yahoo! has subleased its space with us at ACC4 and has announced its intention to exit ACC2 when that lease term expires on September 30, 2015. Yahoo!'s remaining lease is through an Internet blogging company that they acquired and expires on January 31, 2017 at NJ1.
The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2015:

	Customer	Number of Buildings	Numbers of Markets	Remaining Term	% of Annualized Base Rent
1	Microsoft	6	3	6.9	20.5%
2	Facebook	3	1	5.5	18.5%
3	Yahoo!	3	2	2.2	10.8%
4	Rackspace	3	2	10.6	10.5%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	3	2	7.0	5.5%
6	Fortune 25 Investment Grade Rated Company	2	2	3.6	4.9%
7	Net Data Centers	4	2	7.7	3.5%
8	Server Central	1	1	6.6	2.9%
9	Zynga	1	1	0.9	2.5%
10	Dropbox	1	1	4.0	1.8%
11	IAC	1	1	4.3	1.7%
12	Symantec	2	1	2.5	1.5%
13	Fortune 25 Investment Grade Rated Company	2	2	6.2	1.3%
14	UBS	1	1	3.5	1.2%
15	Sanofi Aventis	2	1	3.9	1.1%
For revenue information for our top four customers for the last three years, see Note 5 to the Company's consolidated financial statements included herein.
Lease Expirations
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2015. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Lease Expirations
As of January 1, 2015

Year of Lease Expiration	Number of Leases Expiring (1)	Computer Room Square Feet of Expiring Commenced Leases (in thousands) (2)	% of Leased Computer Room Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2015	2	59	4.6%	11,537	5.2%	4.0%
2016	4	26	2.0%	3,548	1.6%	1.7%
2017	14	90	7.1%	15,042	6.8%	6.6%
2018	20	186	14.6%	35,154	15.8%	15.6%
2019	19	296	23.2%	52,662	23.6%	22.6%
2020	11	111	8.7%	17,633	7.9%	8.6%
2021	10	164	12.9%	28,819	13.0%	13.8%
2022	6	75	5.9%	12,812	5.8%	6.3%
2023	4	48	3.8%	6,475	2.9%	3.4%
2024	7	107	8.4%	18,142	8.2%	9.3%
After 2024	8	114	8.8%	20,696	9.2%	8.1%
Total	105	1,276	100%	222,520	100%	100%

(1)	Represents 36 customers with 105 lease expiration dates. Top four customers represent 60% of annualized base rent.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2015.

Development Projects
The following table presents a summary of our development properties as of December 31, 2014:

Development Projects
As of December 31, 2014
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
SC1 Phase IIB	Santa Clara, CA	90,000	42,000	9.1	$110,000 - $113,000	$100,640	62%	63%
CH2 Phase I	Elk Grove Village, IL	93,000	46,000	7.1	75,000 - 80,000	43,523	0%	0%
		183,000	88,000	16.2	185,000 - 193,000	144,163

Future Development Projects/Phases
ACC7 Phases II to IV	Ashburn, VA	320,000	161,000	29.7	92,350	92,350
CH2 Phases II to III	Elk Grove Village, IL	243,000	120,000	18.5	120,000 - 125,000	73,573
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		743,000	369,000	66.4	$251,562 - $256,562	205,135
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,290
SC2	Santa Clara, CA	200,000	125,000	26.0		5,377
		300,000	175,000	36.4		9,667
Total		1,226,000	632,000	119.0		$358,965

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

(5)	Amount capitalized as of December 31, 2014. Future development projects/phases include land, shell and underground work through Phase I opening only.

Competition
We believe we have two types of competitors:

•	Companies who choose to build, own and operate their own data centers rather than outsource, and

•	Owners, operators and developers of both wholesale and colocation data centers.
The data center market in North America is highly fragmented with more than 300 companies providing different forms of multi-tenant data center services. We compete with many of these companies, including other REIT’s in the data center industry, including CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust Inc., Equinix, Inc. and QTS Realty Trust,

Inc. In operating and managing our portfolio, we compete for customers based on factors including location, available critical load, amount of CRSF, flexibility, total cost for the customer and expertise in the design and operation of data centers.
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
Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, CH2, NJ1 and SC1), and the undeveloped land for our ACC8 and SC2 facilities, used these sites for industrial or retail purposes, and, therefore, each of those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large fuel storage tanks that we use to power our back-up engine generators. If any of these tanks were to release fuel into the environment, we would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may expose us to third-party liability, which could be for amounts that are material, or may materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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

The NJ1 property located in Piscataway, New Jersey, is subject to New Jersey's Industrial Site Recovery Act, or ISRA. Under ISRA or other clean up laws, New Jersey's Department of Environmental Protection, or NJDEP, can require a landowner to undertake efforts to remediate pollution on or emanating from its site. In this case, the prior owner of the New Jersey site, GlaxoSmithKline (“the Seller”) ceased operation at the NJ1 site in 2004 and has undertaken remediation efforts in accordance with ISRA, including removal of certain structures on the site and remediation of soil and groundwater. We were not involved in the activities that led to the pollution of this site and the Seller remains liable for the cleanup costs. In addition to its responsibilities under ISRA, the Seller is obligated under the surviving provisions of its purchase contract with us to diligently proceed with ISRA compliance, to take all reasonable action to complete the work set forth in the NJDEP-approved remedial actions work plan, and to obtain no further action letters with regard to soils and groundwater. The Seller has indemnified us with regard to any fines, charges or liability in connection with ISRA and compliance therewith. Moreover, we are named as an additional insured on a number of the Seller's environmental, workers' compensation, and professional liability insurance policies, and we carry insurance in light of some of the risks associated with the known contamination at the New Jersey site as well. Nonetheless, as the current landowner, under ISRA and other clean up laws, we may be held liable for all or a portion of the cost to clean up the site to the extent that Seller is unable or is otherwise not required to pay for the cleanup. The Seller is legally obligated to continue to operate the existing groundwater remediation system for a number of years in accordance with the Remedial Action Work Plan approved by NJDEP in accordance with ISRA. If the Seller were to cease its monitoring activities, we could be required to continue them under applicable law. However, we do not anticipate that such costs would be material and we would seek to recover them from the Seller. We do not expect the groundwater remediation system to have a material impact on the development of the site as presently planned, although it could make it more difficult to sell the property in the future. As a result of the contamination, there are or will be restrictions on certain uses of the property, such as for residential use. However, our current use is not subject to such restrictions and, furthermore, has been confirmed as a permitted use under applicable zoning regulations and ordinances by the relevant zoning authority, so we do not expect such restrictions to have a material impact on our business. However, if we were to be held liable for any costs associated with environmental contamination or on-going cleanup of this site, such costs could be material and could have a material adverse impact on our financial condition and results of operations.
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
Employees
As of December 31, 2014, we had 97 full-time employees, with approximately 70% located at our various data centers in Northern Virginia; suburban Chicago, Illinois; Piscataway, New Jersey; Santa Clara, California and the remainder located in Washington, D.C. at our corporate headquarters. We believe our relations with our employees are good.
Offices
Our headquarters are located at 1212 New York Avenue, N.W., Suite 900, Washington, D.C. 20005, and our telephone number is (202) 728-0044. As of December 31, 2014, we leased approximately 9,337 square feet of office space in the building at the address set forth above. We believe our offices are adequate for our current operations.

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
We compete with numerous developers, owners and operators of technology-related real estate, many of which own properties similar to ours in the same submarkets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Some of our competitors, including CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust, Inc., Equinix, Inc. and QTS Realty Trust, as well as various privately held companies and local developers, have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital, all of which allows them to respond more quickly to new or changing opportunities. If our competitors offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, preferred design features, security considerations, location, and connectivity, or if our competitors offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our properties or reduce our rental rates. In addition, many of our competitors offer services that we do not offer and, if customers or potential customers desire such services, we may be unable to lease our space to those customers.
Many of our competitors and new entrants to the data center market have developed additional data center space in the markets that we serve. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space or new data center space that we develop.
As of the date of this report, we had vacant space at our ACC5, ACC7 Phase I, NJ1 and VA3 data center facilities, and the customer that leases all of the space at our ACC2 data center facility has advised us that it will not renew its lease when the current term expires in September 2015. In addition, we are developing three data center facilities - half of the second phase of SC1, the first phase of CH2 and the second phase of ACC7. Our ability to lease space at these facilities depends on the factors discussed above, the demand for space in wholesale data center facilities and other factors. Our leasing efforts at NJ1 have been slower than anticipated, which, in the future, could be the case with respect to other facilities of ours. We may be unable to lease available space at any of our data centers at all or at net effective rental rates equal to or above our current average net effective rental rates. If we are unable to lease available space at the data centers that have vacant space, or any other newly developed data center facility, or if we are unable to lease such space on a timely basis or at favorable net effective rental rates, it could have a material adverse effect on our business, results of operations and growth prospects.

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
Some of our customers, including Microsoft, Facebook, Rackspace and Yahoo!, own and operate their own data center facilities for a portion of their computing requirements, and may choose to expand their data centers in the future. If any of our key customers were to develop or expand their data centers, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, there is no assurance that we would be able to replace that customer at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.

As of January 1, 2015, our four largest customers, Microsoft, Facebook, Rackspace and Yahoo!, collectively accounted for 60% of our annualized base rent, and the loss of any such customer or any other significant customer, or the inability of any such customer or any other significant customer to pay rent and other expenses as due, could have a materially adverse effect on our business, results of operations and financial condition.
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
In addition, because we have only 36 different customers, the inability of a customer to meet its rent obligations could impact us negatively and significantly. For example, in 2014, we increased a receivables reserve related to one customer, Net Data Centers, that restructured its lease obligations with us in 2013 and, as part of the restructuring, converted its outstanding accounts receivable and deferred rent receivable related to space that it returned to us into a note receivable. Beginning in January 2015, Net Data Centers has stopped paying a portion of its monthly rent as it seeks a sale of the company or additional funding. Furthermore, in February 2015, Net Data Centers filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.” The inability of Net Data Centers to satisfy its obligations to us under the note or its lease agreements with us could result in additional charges or revenue not being recognized, the amounts of which could be significant, which would negatively impact our results of operations and financial condition.
In addition, if one or more of our significant customers fail to renew their leases with us, or if any of them exercise any applicable early termination rights, and we are unable to find new customers to utilize the space to be vacated at the same rental rates, then upon the expiration of such leases, as well as the expiration of any future leases, we may experience a material adverse effect on our business. For example, Yahoo!, which leases the entirety of the space at our ACC2 data center facility, under a lease that will expire in September 2015, has decided not to renew such lease. There is no assurance that we will be able to re-lease this space at a favorable rate or at all.
Any adverse developments in the economic or regulatory environment of our four markets, Northern Virginia, suburban Chicago, Illinois, Northern New Jersey and Santa Clara, California, may materially adversely affect our business and operating results.
Our portfolio of operating data center facilities is located in only four markets - Northern Virginia, Chicago, Northern New Jersey and Santa Clara, California. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of these markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with existing or increased governmental regulation. In addition, other markets in the United States could become more attractive for developers, operators and customers of data center facilities based on favorable costs to construct or operate data center facilities in such other markets. For example, some states have created tax and other incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from adverse developments in the regulatory or business environment in Northern Virginia, Chicago, Northern New Jersey or Santa Clara, California could materially adversely impact our business, results of operations and financial condition.
Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permit requirements or environmental regulations may delay or preclude the construction of additional data centers, thereby materially adversely affecting our business, results of operations and financial condition.
For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited to, risks related to financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits would adversely impact our plans for future development. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, could delay or preclude our ability to construct additional data centers or operate our data center facilities, which such delay or preclusion would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including costs associated with the development of utility substations on our properties, if applicable, in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or upon terms that provide utility power in amounts sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility and any extended vacancies could have a material adverse effect on our business, results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - as, for example, we have done with the development of the first phase of CH2 and the second phase of ACC7, which currently are under construction. This type of development exposes us to the risk that we will be unable to attract customers on a timely basis, or at all, to the properties that we have developed. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. In addition, each customer reimburses us only for its pro rata share of a facility's operating expenses under our triple net leasing structure. Consequently, if any of our properties have significant vacancies for an extended period of time, such as is the case with our NJ1 data center facility, we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition could be materially adversely affected.
The loss of access to key third-party technical service providers and suppliers could materially adversely affect our current and any future development projects.
Our success depends, to a significant degree, on having timely access to certain key technical personnel who are in limited supply and considerable demand, such as engineering firms and construction contractors capable of developing our properties, and on having timely access to key suppliers of electrical and mechanical equipment utilized in the design of our data center facilities. For any future wholesale data center development projects, we will continue to rely on these personnel and suppliers. The demand for such technical expertise is intense, and there are a limited number of electrical and mechanical equipment suppliers that design and produce the equipment that we require. We may not always have or retain access to the key service providers and equipment suppliers that we rely on, which could materially adversely affect our current and future development projects.

We are dependent upon third-party suppliers for power and diesel fuel for our backup engine generators, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support requirements of our facilities' infrastructure and our customers' servers and computer equipment, we may be unable to satisfy our obligations to our customers. In addition, the utility companies that provide electricity to our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of such an outage were to exceed the time that the fuel stored on-site can power our backup engine generators (which occurred in 2012 at our NJ1 data center in the aftermath of Hurricane Sandy which struck the northeastern part of the United States) we would be dependent on the regular delivery of diesel fuel to our affected sites. If we are not able to operate any of our data centers with our backup engine generators during an outage, our customers, reputation and business would be harmed.
In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and susceptible to price increases of, a particular type of fuel, such as coal, oil or natural gas. Increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power.
We depend on third parties to provide Internet connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our business, results of operations and financial condition.
Our customers require connectivity to the fiber networks of multiple third party telecommunications carriers and we depend upon the presence of telecommunications carriers' fiber networks serving the locations of our data centers in order to attract and retain customers. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide Internet connectivity to our data centers may discontinue the provision of Internet connectivity to our data centers. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, such action could have an adverse effect on the businesses of our customers and, in turn, our own business, financial condition and results of operations.
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
Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions within, the computing rooms leased by customers. Any failure to meet these commitments, including as a result of mechanical failure, power outage, including the inability of utilities that serve our data center facilities to deliver electricity, human error on our part or for other reasons, could subject us to liability under our leases, including the loss of management fee reimbursements or the abatement of rent, or, in certain cases of repeated failures, could give the customer a right to terminate the lease. Any such failures also could materially adversely affect our reputation and adversely impact our ability to lease our properties. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations.
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
The data center market is characterized by evolving industry standards and changing customer demands. Our data center infrastructure may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we house. Additionally, our data center infrastructure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and environmental conditions that our facilities are designed to provide and could be run less expensively on a different platform. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our customers. The obsolescence of our power and cooling systems could have a material adverse effect on our business, results of operations and financial condition.
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
We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. For instance, utilities that serve our data center facilities may be impacted by clean air regulations that have been proposed by the U.S. Environmental Protection Agency. These regulations, if finalized, would require states to reduce carbon emitted by power generation facilities by specified dates. As a result of these regulations, the cost to generate or procure electricity by any of the utilities that serve our data center facilities could increase significantly.
Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in each area in which we operate. These impacts may be caused by changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts on our operations caused by these changes may adversely impact our business, results of operations and financial condition.
Hedging transactions may limit our gains or result in material losses.
We may use derivatives to hedge our liabilities from time to time, although, as of December 31, 2014, we had no hedging transaction in place. Any hedging transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

•	counterparties to a hedging arrangement defaulting on their obligations;

•	paying certain fees, such as transaction or brokerage fees; and.

•	incurring costs if we elect to terminate a hedging agreement early.

The REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary. However, hedges may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of such derivatives.
The loss of any of our key personnel, including our executive officers or senior employees, could adversely affect our business, financial condition and results of operations.
Our success will continue to depend to a significant extent on our executive officers and other key employees with strong technical, financial, sales and real estate experience. Each of our executive officers has an industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential customers and industry personnel. The loss of key employees could hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to retain our current executive officers or key employees. The loss of any of these individuals could adversely affect our business, financial condition and results of operations.

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
The cash that we used for the development of data center facilities and the payment of dividends on our preferred and common stock exceeded the cash provided by our operating activities in each year from 2008 through 2014. Our operating activities are not expected to generate sufficient cash to provide the capital necessary for all of our capital requirements including the construction of CH2 and the remaining phases of our ACC7, NJ1 and SC1 data center facilities, the development of the land that we hold for future data center development and the repayment of our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

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
As of December 31, 2014 approximately $425 million of our total consolidated indebtedness (approximately 41% of total consolidated indebtedness) was subject to variable interest rates. We also may incur additional variable rate debt in the future. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets.
Adverse changes in our credit ratings could negatively affect our financing activity.
The credit ratings of our senior unsecured long-term debt and DFT’s preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of our company. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur and preferred securities that we may issue. We cannot assure you that we will be able to maintain our current credit ratings. In the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings would cause an increase in interest rates under our existing term loans and unsecured line of credit, and may trigger other additional payments or other negative consequences under our current and future credit facilities and debt instruments. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage our debt maturities, our future growth, our financial condition, the market price of our common and preferred stock, and DFT's development and acquisition activity.
We have outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities, and exposes us to the risk of default under the terms of our debt and these securities.
As of December 31, 2014, our total consolidated indebtedness was $1.03 billion, which exceeds the total of our cash on hand at December 31, 2014 and our annual cash flows from operating activities for 2014. Since December 31, 2014, we have incurred an additional $60 million of indebtedness, increasing our total indebtedness to $1.09 billion as of the date of this filing. As of December 31, 2014, we also had outstanding, in the aggregate, $351.3 million of Series A Preferred Stock and Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.
The terms of our outstanding indebtedness and preferred stock provide for significant interest and dividend payments in 2015, including:

•	$43.8 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$27.2 million of preferred stock dividends.
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
The obligations under one of our credit agreements, with an outstanding principal balance at December 31, 2014 of $115.0 million, is secured by our ACC3 data center facility. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.
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
Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, CH2, NJ1 and SC1), and the undeveloped land for our ACC8 and SC2 facilities, used these sites for industrial or retail purposes. As a result, these properties may (and in the case of the site where our NJ1 facility is located, did) contain some level of environmental contamination (See “Business - Regulation - Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which are critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability, which liabilities may be material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.

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
Messrs. Du Pont and Fateh have significant influence over our affairs. As of December 31, 2014, Messrs. du Pont and Fateh, owned an aggregate of approximately 0.2% of DFT's common stock and approximately 37% of the OP units (not including those units held by DFT), equal to approximately 7.2% of DFT's common stock, on a fully diluted basis. As a result, they could have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT's other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT's stockholders. If they exercise their redemption rights with respect to their OP units and DFT issues common stock in exchange thereof, their influence over our affairs would increase substantially.

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
Complying with the REIT Requirements May Cause Us to Forgo and/or Liquidate Otherwise Attractive Investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock.
The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law generally is 20%, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation to dividends paid by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers.

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
Market Price of and Dividends on the Registrant's Common Equity
Shares of DFT's common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 1, 2015, DFT had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for DFT's common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2014
First Quarter	$27.36	$23.21	$0.35
Second Quarter	$27.37	$22.77	$0.35
Third Quarter	$29.42	$25.80	$0.35
Fourth Quarter	$34.76	$26.56	$0.42

2013
First Quarter	$25.18	$22.40	$0.20
Second Quarter	$27.20	$22.12	$0.25
Third Quarter	$26.79	$21.26	$0.25
Fourth Quarter	$27.92	$22.15	$0.25
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
Issuer Purchases of Equity Securities
During the year ended December 31, 2014, we had a common stock repurchase program that allowed for purchases up to $122.2 million. This program expired on December 31, 2014, and we did not repurchase any of our registered equity securities under this program. During the year ended December 31, 2013, we purchased 1,623,673 shares of DFT's common stock pursuant to our 2013 stock repurchase program. These purchases constituted 2.6% of the balance of common shares outstanding as of December 31, 2012. Shares were purchased at an average price of $23.12 per share and were retired immediately. Our Board of Directors has approved a common stock repurchase program of $120.0 million for 2015. On February 18, 2015, we began purchasing shares pursuant to this program, and, as of February 25, 2015, 802,610 shares had been repurchased at an average price of $31.90 per share.
Unregistered Sales of Equity Securities
DFT from time to time issues common shares pursuant to its equity compensation plans, when stock options are exercised and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time DFT issues common shares as described above, the Operating Partnership issues to DFT, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that common units were issued only to DFT and therefore, did not involve a public offering. During 2014, the Operating Partnership issued 904,543 common units to DFT in connection with such redemptions, stock option exercises and issuances pursuant to DFT's equity compensation plans, for $12.0 million.

Performance Graph
The following line graph sets forth, for the period from December 31, 2009 through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on DFT's common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on December 31, 2009 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.
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
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2014, owned 81.1% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services. Our 11 data centers are located in four major U.S. markets, which total 2.75 million gross square feet and 240 megawatts of available critical load to power the servers and computing equipment of our customers.
The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations:
Revenues:
Total revenues	$417,592	$375,109	$332,445	$287,441	$242,541
Expenses:
Property operating costs	117,339	103,522	94,646	80,351	67,033
Real estate taxes and insurance	14,195	14,380	12,689	6,392	5,281
Depreciation and amortization	96,780	93,058	89,241	75,070	62,483
General and administrative	17,181	16,261	17,024	15,955	14,743
Other expenses	9,222	3,650	6,919	1,137	7,124
Total expenses	254,717	230,871	220,519	178,905	156,664
Operating income	162,875	144,238	111,926	108,536	85,877
Interest income	116	137	168	486	1,074
Interest:
Expense incurred	(33,699)	(46,443)	(47,765)	(27,096)	(36,746)
Amortization of deferred financing costs	(2,980)	(3,349)	(3,496)	(2,446)	(3,950)
Loss on early extinguishment of debt	(1,701)	(40,978)	—	—	(2,547)
Net income	124,611	53,605	60,833	79,480	43,708
Net income attributable to redeemable noncontrolling interests – operating partnership	(18,704)	(5,214)	(7,803)	(14,505)	(13,261)
Net income attributable to controlling interests	105,907	48,391	53,030	64,975	30,447
Preferred stock dividends	(27,245)	(27,245)	(27,053)	(20,874)	(3,157)
Net income attributable to common shares	$78,662	$21,146	$25,977	$44,101	$27,290
Earnings per share – basic:
Net income attributable to common shares	$1.19	$0.32	$0.41	$0.71	$0.51
Weighted average common shares outstanding	65,486,108	64,645,316	62,866,189	61,241,520	52,800,712
Earnings per share – diluted:
Net income attributable to common shares	$1.18	$0.32	$0.41	$0.71	$0.51
Weighted average common shares outstanding	66,086,379	65,474,039	63,754,006	62,303,905	54,092,703
Dividends declared per common share	$1.47	$0.95	$0.62	$0.48	$0.44

DuPont Fabros Technology, Inc. (“DFT”)	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,561,428	$2,385,616	$2,281,890	$2,265,136	$1,994,635
Total assets	2,836,348	2,680,588	2,530,859	2,491,371	2,397,451
Line of credit	60,000	—	18,000	20,000	—
Mortgage notes payable	115,000	115,000	139,600	144,800	150,000
Unsecured term loan	250,000	154,000	—	—	—
Unsecured notes payable	600,000	600,000	550,000	550,000	550,000
Redeemable noncontrolling interests – operating partnership	513,134	387,244	453,889	461,439	466,823
Preferred stock	351,250	351,250	351,250	286,250	185,000
Stockholders' equity	1,115,341	1,252,274	1,266,432	1,207,135	1,080,258

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Other Data:
Funds from operations (1)
Net income (2)	$124,611	$53,605	$60,833	$79,480	$43,708
Depreciation and amortization	96,780	93,058	89,241	75,070	62,483
Less: Non real estate depreciation and amortization	(707)	(875)	(1,023)	(862)	(642)
FFO	$220,684	$145,788	$149,051	$153,688	$105,549

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
(2) Net income for the years ended December 31, 2014, 2013 and 2010 includes losses on early extinguishment of debt of $1.7 million, $41.0 million and $2.5 million, respectively.

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	Year ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations:
Revenues:
Total revenues	$417,592	$375,109	$332,445	$287,441	$242,541
Expenses:
Property operating costs	117,339	103,522	94,646	80,351	67,033
Real estate taxes and insurance	14,195	14,380	12,689	6,392	5,281
Depreciation and amortization	96,780	93,058	89,241	75,070	62,483
General and administrative	17,181	16,261	17,024	15,955	14,743
Other expenses	9,222	3,650	6,919	1,137	7,124
Total expenses	254,717	230,871	220,519	178,905	156,664
Operating income	162,875	144,238	111,926	108,536	85,877
Interest income	116	137	168	486	1,074
Interest:
Expense incurred	(33,699)	(46,443)	(47,765)	(27,096)	(36,746)
Amortization of deferred financing costs	(2,980)	(3,349)	(3,496)	(2,446)	(3,950)
Loss on early extinguishment of debt	(1,701)	(40,978)	—	—	(2,547)
Net income	124,611	53,605	60,833	79,480	43,708
Preferred unit distributions	(27,245)	(27,245)	(27,053)	(20,874)	(3,157)
Net income attributable to common units	$97,366	$26,360	$33,780	$58,606	$40,551
Earnings per unit – basic:
Net income attributable to common units	$1.19	$0.32	$0.41	$0.71	$0.53
Weighted average common units outstanding	81,053,127	80,580,556	81,750,958	81,387,042	75,793,868
Earnings per unit – diluted:
Net income attributable to common units	$1.18	$0.32	$0.41	$0.71	$0.53
Weighted average common units outstanding	81,653,398	81,409,279	82,638,775	82,449,427	77,085,859
Distributions declared per unit	$1.47	$0.95	$0.62	$0.48	$0.44

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,561,428	$2,385,616	$2,281,890	$2,265,136	$1,994,635
Total assets	2,832,130	2,676,369	2,526,563	2,487,066	2,392,929
Line of credit	60,000	—	18,000	20,000	—
Mortgage notes payable	115,000	115,000	139,600	144,800	150,000
Unsecured term loan	250,000	154,000	—	—	—
Unsecured notes payable	600,000	600,000	550,000	550,000	550,000
Redeemable partnership units	513,134	387,244	453,889	461,439	466,823
Preferred units	351,250	351,250	351,250	286,250	185,000
Partners' capital	1,111,123	1,248,055	1,262,136	1,202,830	1,075,736

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2014, owned 81.1% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of December 31, 2014, we owned and operated 11 data centers, eight of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, we also own certain properties for future development, and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.
The following table presents a summary of our operating properties as of January 1, 2015:

Operating Properties
As of January 1, 2015

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5 (6)	Ashburn, VA	2009-2010	360,000	176,000	98%	98%	36.4	98%	98%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	59%	59%
SC1 Phase I	Santa Clara, CA	2011	180,000	88,000	100%	100%	18.2	100%	100%
SC1 Phase IIA	Santa Clara, CA	2014	90,000	43,000	100%	100%	9.3	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,624,000	1,298,000	97%	97%	227.8	96%	96%
Completed, not Stabilized
ACC7 Phase I (7)	Ashburn, VA	2014	126,000	67,000	25%	25%	11.9	29%	29%

Total Operating Properties			2,750,000	1,365,000	94%	94%	239.7	93%	93%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2015 represent $292 million of base rent on a GAAP basis and $306 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months. These amounts include $9.7 million of GAAP base rent, $10.3 million of cash base rent and $0.6 million of management fees from the customer who has suspended base rent payments.

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

(6)	As of February 25, 2015, ACC5 was 99% leased based on CRSF and critical load.

(7)	As of February 25, 2015, ACC7 Phase I was 37% leased based on CRSF and 46% leased on a critical load basis.

The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2015:

	Customer	Number of Buildings	Numbers of Markets	Remaining Term	% of Annualized Base Rent
1	Microsoft	6	3	6.9	20.5%
2	Facebook	3	1	5.5	18.5%
3	Yahoo!	3	2	2.2	10.8%
4	Rackspace	3	2	10.6	10.5%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	3	2	7.0	5.5%
6	Fortune 25 Investment Grade Rated Company	2	2	3.6	4.9%
7	Net Data Centers	4	2	7.7	3.5%
8	Server Central	1	1	6.6	2.9%
9	Zynga	1	1	0.9	2.5%
10	Dropbox	1	1	4.0	1.8%
11	IAC	1	1	4.3	1.7%
12	Symantec	2	1	2.5	1.5%
13	Fortune 25 Investment Grade Rated Company	2	2	6.2	1.3%
14	UBS	1	1	3.5	1.2%
15	Sanofi Aventis	2	1	3.9	1.1%

Lease Expirations
As of January 1, 2015
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2015. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	Computer Room Square Feet of Expiring Commenced Leases (in thousands) (2)	% of Leased Computer Room Square Feet	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2015	2	59	4.6%	11,537	5.2%	4.0%
2016	4	26	2.0%	3,548	1.6%	1.7%
2017	14	90	7.1%	15,042	6.8%	6.6%
2018	20	186	14.6%	35,154	15.8%	15.6%
2019	19	296	23.2%	52,662	23.6%	22.6%
2020	11	111	8.7%	17,633	7.9%	8.6%
2021	10	164	12.9%	28,819	13.0%	13.8%
2022	6	75	5.9%	12,812	5.8%	6.3%
2023	4	48	3.8%	6,475	2.9%	3.4%
2024	7	107	8.4%	18,142	8.2%	9.3%
After 2024	8	114	8.8%	20,696	9.2%	8.1%
Total	105	1,276	100%	222,520	100%	100%

(1)	Represents 36 customers with 105 lease expiration dates. Top four customers represent 60% of annualized base rent.

(2)	Computer room square footage is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2015.

Same Store Analysis
As of December 31, 2014
($ in thousands)

The following tables sets forth an analysis of our same store and same store, same capital operating property portfolio for the three and twelve months ended December 31, 2014. Same store properties represent those properties placed into service on or before January 1, 2013, which, as of December 31, 2014, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2013 and have less than 10% of additional critical load developed after January 1, 2013. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7, for the reason described above, and SC1, due to phase IIA of this facility being placed into service in June 2014, which increased the critical load at SC1 by over 10%.

Same Store Properties	Three Months Ended					Year Ended
	31-Dec-14	31-Dec-13	% Change	30-Sep-14	% Change	31-Dec-14	31-Dec-13	% Change
Revenue:
Base rent	$72,742	$68,904	5.6%	$72,029	1.0%	$284,430	$265,695	7.1%
Recoveries from tenants	31,886	28,515	11.8%	31,211	2.2%	124,750	104,271	19.6%
Other revenues	473	523	(9.6)%	461	2.6%	1,849	1,855	(0.3)%
Total revenues	105,101	97,942	7.3%	103,701	1.4%	411,029	371,821	10.5%

Expenses:
Property operating costs	29,372	27,925	5.2%	28,613	2.7%	115,862	103,324	12.1%
Real estate taxes and insurance	2,863	3,456	(17.2)%	3,990	(28.2)%	13,723	14,322	(4.2)%
Other expenses	1,513	28	N/M	18	N/M	1,608	401	301.0%
Total expenses	33,748	31,409	7.4%	32,621	3.5%	131,193	118,047	11.1%

Net operating income (1)	71,353	66,533	7.2%	71,080	0.4%	279,836	253,774	10.3%

Straight line revenues, net of reserve	2,594	(1,597)	N/M	2,517	3.1%	7,127	(6,920)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(2,393)	(2,391)	0.1%

Cash net operating income (1)	$73,349	$64,338	14.0%	$72,999	0.5%	$284,570	$244,463	16.4%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2013 and excludes ACC7.

Same Store, Same Capital Properties	Three Months Ended					Year Ended
	31-Dec-14	31-Dec-13	% Change	30-Sep-14	% Change	31-Dec-14	31-Dec-13	% Change
Revenue:
Base rent	$65,087	$63,689	2.2%	$64,906	0.3%	$258,432	$247,840	4.3%
Recoveries from tenants	26,706	25,360	5.3%	26,838	(0.5)%	107,049	94,179	13.7%
Other revenues	443	495	(10.5)%	435	1.8%	1,732	1,759	(1.5)%
Total revenues	92,236	89,544	3.0%	92,179	0.1%	367,213	343,778	6.8%

Expenses:
Property operating costs	24,872	24,773	0.4%	24,500	1.5%	100,033	92,548	8.1%
Real estate taxes and insurance	1,918	2,764	(30.6)%	3,198	(40.0)%	10,626	11,128	(4.5)%
Other expenses	1,510	25	N/M	17	N/M	1,587	373	325.5%
Total expenses	28,300	27,562	2.7%	27,715	2.1%	112,246	104,049	7.9%

Net operating income (1)	63,936	61,982	3.2%	64,464	(0.8)%	254,967	239,729	6.4%

Straight line revenues, net of reserve	3,270	(539)	N/M	2,871	13.9%	8,476	(1,868)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(2,393)	(2,391)	0.1%

Cash net operating income (1)	$66,608	$60,845	9.5%	$66,737	(0.2)%	$261,050	$235,470	10.9%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2013 and have less than 10% of additional critical load developed after January 1, 2013. Excludes SC1 and ACC7.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Same Store Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Year Ended
	31-Dec-14	31-Dec-13	% Change	30-Sep-14	% Change	31-Dec-14	31-Dec-13	% Change
Operating income	47,286	43,453	8.8%	46,861	0.9%	185,271	161,407	14.8%

Depreciation and amortization	24,067	23,080	4.3%	24,219	(0.6)%	94,565	92,367	2.4%

Net operating income	71,353	66,533	7.2%	71,080	0.4%	279,836	253,774	10.3%

Straight line revenues, net of reserve	2,594	(1,597)	N/M	2,517	3.1%	7,127	(6,920)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(2,393)	(2,391)	0.1%

Cash net operating income	$73,349	$64,338	14.0%	$72,999	0.5%	$284,570	$244,463	16.4%

Reconciliation of Same Store, Same Capital Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Year Ended
	31-Dec-14	31-Dec-13	% Change	30-Sep-14	% Change	31-Dec-14	31-Dec-13	% Change
Operating income	42,697	40,781	4.7%	43,030	(0.8)%	170,075	154,831	9.8%

Depreciation and amortization	21,239	21,201	0.2%	21,434	(0.9)%	84,892	84,898	—%

Net operating income	63,936	61,982	3.2%	64,464	(0.8)%	254,967	239,729	6.4%

Straight line revenues, net of reserve	3,270	(539)	N/M	2,871	13.9%	8,476	(1,868)	N/M
Amortization of lease contracts above and below market value	(598)	(598)	—%	(598)	—%	(2,393)	(2,391)	0.1%

Cash net operating income	$66,608	$60,845	9.5%	$66,737	(0.2)%	$261,050	$235,470	10.9%

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

Development Projects
As of December 31, 2014
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
SC1 Phase IIB	Santa Clara, CA	90,000	42,000	9.1	$110,000 - $113,000	$100,640	62%	63%
CH2 Phase I	Elk Grove Village, IL	93,000	46,000	7.1	75,000 - 80,000	43,523	0%	0%
		183,000	88,000	16.2	185,000 - 193,000	144,163

Future Development Projects/Phases
ACC7 Phases II to IV	Ashburn, VA	320,000	161,000	29.7	92,350	92,350
CH2 Phases II to III	Elk Grove Village, IL	243,000	120,000	18.5	120,000 - 125,000	73,573
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		743,000	369,000	66.4	$251,562 - $256,562	205,135
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,290
SC2	Santa Clara, CA	200,000	125,000	26.0		5,377
		300,000	175,000	36.4		9,667
Total		1,226,000	632,000	119.0		$358,965

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

(5)	Amount capitalized as of December 31, 2014. Future development projects/phases include land, shell and underground work through Phase I opening only.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During 2014, we executed 14 leases representing a total of 30.82 MW of critical load and 162,381 CRSF of space with a weighted average lease term of 4.6 years that are expected to generate approximately $35.1 million of annualized GAAP base rent revenue. The leases that we executed in 2014 are as follows:

•	Three leases at SC1 Phase IIA comprising 4.78 MW of critical load and 21,624 CRSF.

•	Two leases at ACC7 Phase I comprising 3.49 MW of critical load and 16,638 CRSF.

•	One lease at NJ1 comprising 1.27 MW of critical load and 5,370 CRSF.

•	Two leases at VA3 comprising 3.09 MW of critical load and 33,533 CRSF.

•	Two pre-leases at SC1 Phase IIB comprising 5.68 MW of critical load and 25,916 CRSF.

•
At ACC4, we entered into a tri-party agreement related to a sublease of a customer's space totaling 13.65 MW and 64,200 CRSF. This arrangement also provided for an extension of two of the lease expiration dates comprising 9.10 MW and 42,800 CRSF by an average of 1.4 years, so that the entire lease now expires in 2019, as described in more detail below.

•
At ACC5, we entered into a tri-party agreement for a sublease of 3.41 MW and 16,500 CRSF of space whose leases were scheduled to expire in 2015 and 2016. This arrangement also provided for an extension of the two lease expiration dates by a weighted average of 8.5 years so that all of the leases now expire in 2024.

In 2014, we also renewed four leases for a weighted average of 3.0 years totaling 4.14 MW and 28,472 CRSF:

•	Two renewals were at ACC5 totaling 2.28 MW and 10,800 CRSF.

•	One renewal was at ACC4 totaling 0.56 MW and 2,700 CRSF.

•	One renewal was at VA3 totaling 1.30 MW and 14,972 CRSF.
Each of our leases includes pass-through provisions under which customers are required to pay for their pro rata share of most of the property level operating expenses, including real estate taxes and insurance – commonly referred to as a triple net lease. Also, customers pay for certain of our operating properties' capital expenditures over their estimated life. In addition, under our triple-net lease structure, customers pay directly for the power they use to run their servers and other computer equipment and power that is used to cool their spaces. We intend to continue to structure future wholesale leases as triple net leases. Most of our leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses (excluding charges for power used by customers to run their servers and cool their spaces). Also, most of our leases provide for annual rent increases, generally at a rate of 2%-3% or by an amount tied to increases to the consumer price index.
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 6.0 years as of January 1, 2015. Approximately 12% of our leases – in terms of annualized base rent – are scheduled to expire prior to the end of 2017. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.
As of January 1, 2015, we had 36 customers with 105 lease expiration dates. Only two of these leases have lease terms that expire in 2015. As discussed further below, the lease for 10.4 MW of space at ACC2 expires in September 2015, and the customer has notified us that it will not be renewing its lease. In addition, a lease for 1.14 MW of space at ACC5 expires in June 2015, and the customer has notified us that it will not be renewing its lease.

Available Data Center Inventory and Current Development Projects
As of February 25, 2015, our operating portfolio was 94% leased and commenced as measured by CRSF and 94% leased and 93% commenced as measured by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the 6% remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the data center facilities currently under development.
We have two operating data center facilities with a significant amount of vacant space, as follows:

•	ACC7 Phase I - 6.4 MW of critical load available for lease; and

•	NJ1 Phase I - 7.5 MW of critical load available for lease. We believe that when we fully lease the CRSF at NJ1, there will be 3-4 MW of critical load unleased.
The three data center facilities currently under development are as follows:

•	SC1 Phase IIB - 9.1 MW of available critical load, with completion expected in the second quarter of 2015;
•CH2 Phase I - 7.1 MW of available critical load, with completion expected in the third quarter of 2015; and
•ACC7 Phase II - 8.9 MW of available critical load, with completion expected in the fourth quarter of 2015.

In June 2014, we executed an agreement with our general contractor to build the entire shell and portions of underground conduit at CH2 and fully develop the first phase of CH2. CH2 is expected to be built in three phases, which will have an aggregate total of 25.6 MW of available critical load. Also in June 2014, we executed an agreement with our general contractor to develop Phase IIB of SC1. SC1 Phase IIB is 63% pre-leased on a critical load basis and 62% pre-leased on a CRSF basis. In February 2015, our Board of Directors approved the development of ACC7 Phase II. The remaining 3.41 MW of critical load of SC1 Phase IIB and the entire critical load of the CH2 Phase I and ACC7 Phase II development projects were available for lease as of February 25, 2015.
As of February 25, 2015, we have two operating data center facilities with a significant amount of vacant space: ACC7 Phase I, which opened in July 2014, has available for lease 54% of its critical load and 63% of its CRSF; and NJ1 Phase I, which opened in November 2010, has available for lease 41% of its critical load power and 30% of its CRSF. The terms of the NJ1 Phase I lease entered into in the third quarter of 2013 provide for the lease of 25% of the square footage of computer room floor space of the facility, but only 12.5% of the total available critical load of the facility. During the term of this lease, the customer has the right to lease (at the then escalated rental rate) all or a portion of the critical load associated with the additional 12.5% of computer room floor space leased. If, however, this customer does not utilize this additional critical load power, it may not be possible for us to lease this available power to another customer as part of a NJ1 Phase I lease. A portion of this excess power was leased to a customer in July 2014. We will seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, but there is no assurance that we will be able to utilize this critical load power in NJ1 Phase II.
In addition, the customer that leases all of the space at our ACC2 data center facility has advised us that it will not renew its lease when the current term expires in September 2015. ACC2 has 10.4 MW of critical load available for use by customers.
Our four largest customers comprised 60% of our annualized base rent as of December 31, 2014. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.

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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 6.0 years as of January 1, 2015, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the four lease renewals executed in 2014 totaling 4.14 MW and 28,472 CRSF, described above, GAAP base rent is 5.9% higher than GAAP base rent prior to the renewal, in the aggregate, on a straight line basis. Cash base rent for these four renewals will decline 1.7%, in the aggregate, at the time the renewal rates take effect compared to cash base rents in place at the end of the original lease terms.
One of our four largest customers, Yahoo!, has sub-leased to another of our customers all 13.65 MW of space that it leases from us at our ACC4 data center facility, which represents 38% of available critical load in that facility. The term of this sublease is for the remainder of the term of the lease, which expires in three equal tranches of 4.55 MW in June 2017, March 2018 and March 2019, respectively. In connection with the sublease, we entered into a tri-party agreement with our customers so that the sub-tenant has a direct contractual relationship with us during the remainder of the lease term. This agreement does not relieve Yahoo! of any of its obligations to us under the lease. We also entered into a lease with our subleasing customer that extends the terms of the leases that are set to expire in 2017 and 2018 so that the lease term related to all 13.65 MW of the space now expires in March 2019. Compared to the rental rates that we are currently receiving from the sublessor, there will be a 30.2% decline in cash base rents and a 26.0% decline in GAAP base rents upon the expiration of the original lease terms. These lower rates do not take effect until 2017 and 2018 and represent super wholesale rates.
Yahoo! also leases all 10.4 MW of the critical load available in our ACC2 data center facility through a lease that expires in September 2015 and represents 4% of our operating property portfolio's annualized base rent. Yahoo! has notified us that it will not be renewing its lease and that it is able to move out of the space with 30 days' notice. This additional inventory of available data center space could have a negative impact on demand for space that we have available in Northern Virginia and the rental rates for such space. We believe that we will be able to lease this space to new customers if and when the current customer vacates the space because we have been successful in re-leasing vacated space at our VA3 data center facility. We forecast an approximate 20% decline in cash base rents upon re-leasing the vacant space. We, however, cannot ensure that we will be able to attract replacement customers on similar terms in a timely manner for this space and, if we are unable to do so, our rental income could be materially adversely impacted in future periods.
Another of our customers has subleased to another of our customers 3.41 MW of space that it leases from us at our ACC5 data center facility. The term of this sublease is for the remainder of the term of the leases, which expires in two tranches, 1.14 MW in June 2015 and 2.27 MW in April 2016. In connection with the sublease, we entered into a tri-party agreement with our customers so that the sub-tenant has a direct contractual relationship with us during the remainder of the lease term. This agreement does not relieve the original tenant of any of its obligations to us under the lease. We also entered into a lease with our subleasing customer that extends the terms of the leases so that the lease term related to all 3.41 MW of the space now expires in June 2024. Cash and GAAP base rents will be an average of 15.8% and 0.9% lower, respectively, upon the expiration of the original lease terms in 2015 and 2016.
The inability of a customer to meet its rent obligations would impact our revenues and cash flows negatively. Adverse economic and other market conditions could impact the ability of any of our customers to fulfill their lease obligations. Specifically, in January 2015, Net Data Centers, the customer that restructured three of its leases with us in the first quarter of 2013, informed us that it would be halting base rent payments and would pay only its monthly operating expenses, direct electric charges and management fees, as well as its quarterly note payments, until it is sold or it obtains additional funding. Furthermore, in February 2015, Net Data Centers filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. Prior to 2015, we had received all payments due from Net Data Centers since the 2013 restructuring through the end of 2014. Net Data Centers represents 3.5% of our operating property portfolio's annualized base rent and has the following leases with us:

Property	MW leased	CRSF Leased	Lease Expiration Year
ACC4	2.28	10,800	2020
ACC5	0.40	1,930	2027
NJ1 Phase I	2.28	11,000	2023
VA3	1.30	15,122	2023
Total	6.26	38,852
We increased the provision for bad debts due to the uncertainty surrounding Net Data Center's ability to repay at maturity its $6.6 million note, which is due on December 31, 2016. After this increase in the provision for bad debts, we had reserved a total of $4.9 million of the note, which represents 74% of the outstanding balance of the note as of December 31, 2014. Also, we have reserved $3.7 million, or 39%, of Net Data Center's aggregate deferred rent receivable balance totaling $9.5 million as of December 31, 2014. In summary, we had a total of $7.5 million of unreserved receivables from Net Data Centers as of December 31, 2014. As of February 25, 2015, Net Data Centers has not announced its intentions regarding its leases with the Company as part of its bankruptcy reorganization. It is possible that, as part of its bankruptcy reorganization, one or more of the

Net Data Centers leases with the Company could be terminated or modified, which could have an adverse effect on our business and results of operations.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS will generally charge customers for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. Because demand for its services is unpredictable, we anticipate that the TRS may retain a significant amount of its cash to fund future operations, and therefore we do not expect to receive distributions from the TRS on a regular basis.

Results of Operations
This Annual Report on Form 10-K contains stand-alone audited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned 81.1% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating Revenues. Operating revenues for the year ended December 31, 2014 were $417.6 million. This includes base rent of $285.7 million which includes a property management fee on many of our leases, customer recoveries of $124.9 million and other revenues of $7.0 million, partially from a la carte projects for our customers performed by the TRS. This compares to revenues of $375.1 million for the year ended December 31, 2013. The increase of $42.5 million, or 11.3%, was primarily due to new leases commencing at ACC6 Phase II, ACC7 Phase I, SC1 Phase I, SC1 Phase IIA, NJ1 Phase I and VA3 and increased power revenues at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I.
Operating Expenses. Operating expenses for the year ended December 31, 2014 were $254.7 million, compared to $230.9 million for the year ended December 31, 2013. The increase of $23.8 million, or 10.3%, was primarily due to the following: $13.6 million of increased operating costs, real estate taxes and insurance resulting from SC1 Phase IIB opening in June 2014 and ACC7 Phase I opening in August 2014; increased power costs at ACC6 Phase II, SC1 Phase I, CH1 Phase II and NJ1 Phase I; a $3.7 million increase in depreciation and amortization from the opening of SC1 Phase IIB and ACC7 Phase I; a $5.6 million increase in other expenses; and a $0.9 million increase in general and administrative expense primarily due to increases in payroll and professional expenses.
The $5.6 million increase in other expenses was primarily due to an increase in our receivables reserve of $3.9 million, an increase in the write-off of deal costs of $0.8 million and an increase in a la carte project expense in conjunction with an increase in a la carte project revenues. The receivables reserve was increased for a customer, Net Data Centers, that restructured its lease obligations with us in the first quarter of 2013. Since that restructuring and through 2014, Net Data Centers met all of its lease obligations and quarterly note payments. In January 2015, Net Data Centers informed us that they would be halting base rent payments and would pay only its monthly operating expenses, direct electric charges and management fees, as well as its quarterly note payments, until Net Data Centers is sold or new funding sources are obtained. Furthermore, in February 2015, Net Data Centers filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We increased the provision for bad debts by $2.4 million due to the uncertainty surrounding Net Data Center's ability to repay its note receivable at maturity. We also reserved $1.5 million of Net Data Center's deferred rent balance due to the uncertainty surrounding Net Data Center's ability to pay its contractual rent obligations. In 2015, total cash revenues due from Net Data Centers under its contractual rent obligations total approximately $13.4 million. We will recognize any revenue from Net Data Centers on a cash basis as it is received.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2014 was $36.7 million compared to interest expense of $49.8 million for the year ended December 31, 2013. Total interest incurred for the year ended December 31, 2014 was $46.9 million, of which $10.2 million was capitalized, as compared to $53.8 million for 2013, of which $4.0 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower interest rates from the refinancing of the ACC5 Term Loan in March 2013, the Senior Notes due 2017 in September 2013 and the Unsecured Credit Facility in May 2014. Interest capitalized increased period over period as we had higher cumulative development costs paid for our development projects in 2014 compared to 2013.

Loss on Early Extinguishment of Debt. For the year ended December 31, 2014 we incurred a loss of $1.7 million comprised of the write-off of $0.3 million of loan fees related to the refinancing of our Unsecured Credit Facility in May 2014 and a loss of $1.4 million due to the refinancing of our Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP. In 2013, we extinguished the $550.0 million Unsecured Notes due 2017 under a tender offer in the third quarter of 2013 and a call in the fourth quarter of 2013 incurring a loss of $39.3 million. The loss consists of $32.6 million of cash expended for the tender and call premiums and fees and the non-cash write off of $6.7 million of unamortized deferred financing costs. We also extinguished the ACC5 Term Loan in the first quarter of 2013 incurring a loss of $1.7 million which was made up entirely of a non-cash write off of unamortized deferred financing costs.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2014 was $18.7 million as compared to $5.2 million for the year ended December 31, 2013. The increase of $13.5 million was primarily due to the Operating Partnership receiving its allocation of higher net income partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 3.3 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2013 through December 31, 2014.
Net Income Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2014 was $78.7 million as compared to $21.1 million for the year ended December 31, 2013. The increase of $57.6 million was primarily due to the controlling interests' share of the loss on early extinguishment of debt of $41.0 million in 2013, higher operating revenues and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders.

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

Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2013 was $49.8 million compared to interest expense of $51.3 million for the year ended December 31, 2012. Total interest incurred for the year ended December 31, 2013 was $53.8 million, of which $4.0 million was capitalized, as compared to $55.9 million for 2012, of which $4.7 million was capitalized. The decrease in total interest incurred period over period was primarily due to lower interest rates from the refinancing of the ACC5 Term Loan in March 2013 and the Senior Notes due 2017 in September 2013. Interest capitalized decreased period over period as we had higher cumulative development costs paid for our development project in 2012 compared to 2013.

Loss on Early Extinguishment of Debt. For the year ended December 31, 2013 we incurred losses of $41.0 million on the early extinguishment of debt. We repaid our $550.0 million Unsecured Notes due 2017 pursuant to a tender offer in the third quarter of 2013 and a redemption in the fourth quarter of 2013 incurring a loss of $39.3 million. The loss consists of $32.6 million of cash expended for the tender offer and redemption premiums and fees and the non-cash write off of $6.7 million of unamortized deferred financing costs. We also repaid the ACC5 Term Loan in the first quarter of 2013 incurring a loss of $1.7 million which was made up entirely of a non-cash write off of unamortized deferred financing costs.

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

Liquidity and Capital Resources
Discussion of Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the year ended December 31, 2014 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Net cash provided by operating activities increased by $50.7 million, or 26.2%, to $244.5 million for the year ended December 31, 2014, as compared to $193.8 million in 2013. The increase is primarily due to higher cash rents received from customers and increases in prepaid rents and other liabilities partially offset by increased prepaid expenses and other assets.
Net cash used in investing activities increased by $124.2 million, or 81.1%, to $277.3 million for the year ended December 31, 2014 compared to $153.1 million in 2013. The majority of cash used in investing activities in each period was expenditures for projects under development. During the year ended December 31, 2014, we had four projects under development, while we only had two projects under development during 2013. Development costs paid during 2014 were $136.0 million higher than for 2013, which resulted in increased capitalized interest of $5.9 million in 2014 as compared to 2013. These increases were partially offset by a $14.2 million purchase of land in Elk Grove Village, Illinois in 2013 compared to no land purchases in 2014 and a $3.8 million decrease in improvements to real estate for the year ended December 31, 2014 as compared to 2013.
Net cash provided by financing activities was $23.6 million for the year ended December 31, 2014 compared to net cash used in financing activities of $25.5 million in 2013. Cash provided by financing activities for the year ended December 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan, $60.0 million of borrowings from the Unsecured Credit Facility and $4.4 million of proceeds received from stock option exercises, net. This was partially offset by $132.9 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, the ACC3 Term Loan and the Unsecured Term Loan. Cash used by financing activities for the year ended December 31, 2013 consisted of the repayment of the $550.0 million Unsecured Notes due 2017, repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $100.1 million paid for dividends and distributions, $32.5 million paid for the early extinguishment of the Unsecured Notes due 2017, $18.0 million of net repayments under the unsecured revolving credit facility, $18.2 million in financing costs related to the Unsecured Notes due 2021, Unsecured Term Loan, ACC3 Term Loan and the amendments of the unsecured revolving credit facility and $1.3 million of scheduled principal payments on the ACC5 Term Loan, partially offset by $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $154.0 million of proceeds from the Unsecured Term Loan and $115.0 million from closing the ACC3 Term Loan.

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

Net cash used in financing activities increased by $9.4 million or 58.4% to $25.5 million for the year ended December 31, 2013 compared to $16.1 million in 2012. Cash used by financing activities for the year ended December 31, 2013 consisted of the repayment of the $550.0 million Unsecured Notes due 2017, repayment of the ACC5 Term Loan of $138.3 million, $37.8 million paid for common stock repurchases, $100.1 million paid for dividends and distributions, $32.5 million paid for the early extinguishment of the Unsecured Notes due 2017, $18.0 million of net repayments under the unsecured revolving credit facility, $18.2 million in financing costs related to the Unsecured Notes due 2021, Unsecured Term Loan, ACC3 Term Loan and the amendments of the unsecured revolving credit facility and $1.3 million of scheduled principal payments on the ACC5 Term Loan, partially offset by $600.0 million of proceeds from the closing of the Unsecured Notes due 2021, $154.0 million of proceeds from the Unsecured Term Loan and $115.0 million from closing the ACC3 Term Loan. Cash used in financing activities for the year ended December 31, 2012 primarily consisted of $70.3 million paid for dividends and distributions, $5.2 million of principal payments on the ACC5 Term Loan, $2.0 million net pay down of the unsecured revolving credit facility and $2.1 million in financing costs paid to amend the revolving credit facility, partially offset by $62.7 million of net proceeds from the issuance of 2.6 million additional shares of Series B Preferred Stock and $0.9 million of proceeds from the exercise of stock options, net.

Market Capitalization

The following table sets forth our total market capitalization as of December 31, 2014:

Capital Structure as of December 31, 2014
(in thousands except per share data)

Line of Credit				$60,000
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				600,000
Total Debt				1,025,000	25.1%
Common Shares	81%	66,062
Operating Partnership (“OP”) Units	19%	15,437
Total Shares and Units	100%	81,499
Common Share Price at December 31, 2014		$33.24
Common Share and OP Unit Capitalization			$2,709,027
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				3,060,277	74.9%
Total Market Capitalization				$4,085,277	100.0%
Capital Resources
The development and construction of wholesale data centers is very capital intensive. Such development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, DFT is required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to its stockholders annually.
In 2015, we expect to meet our liquidity needs from cash provided by operating activities and from external sources. We fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs. For future developments, we expect to have availability under our Unsecured Credit Facility and would fund development costs, at least temporarily, by drawing funds from this facility until we obtained permanent capital financing. We expect to obtain permanent capital through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
In November 2012, the Board of Directors authorized a repurchase program to acquire up to $80.0 million of DFT's common shares. During the year ended December 31, 2013, DFT repurchased 1,632,673 shares of its common stock, totaling $37.8 million. All repurchased shares were retired immediately. In September 2013, the Board of Directors approved a common stock repurchase program to acquire up to $122.2 million of DFT's common shares. Under this program, which expired on December 31, 2014, DFT repurchased none of its common stock. In December 2014, the Board of Directors approved a new common stock repurchase program to acquire up to $120 million of DFT's common shares in 2015. On February 18, 2015, we began purchasing shares pursuant to this program, and, as of February 25, 2015, 802,610 shares had been repurchased at an average price of $31.90 per share.
In March 2013, we entered into a 5-year, $115 million term loan facility secured by the ACC3 data center and an assignment of the lease agreement between us and the customer of ACC3. We used the proceeds from this loan, as well as cash on hand, to repay the $138.3 million ACC5 term loan, which was scheduled to mature in 2014. In May 2014, we executed an amendment to this facility to reduce the LIBOR interest rate margin from 1.85% to 1.55%.
In September 2013, we entered into a $195 million senior unsecured term loan (the "Unsecured Term Loan"). In October 2013, we exercised the accordion feature, increasing the Unsecured Term Loan by $55 million to $250 million. The Unsecured Term Loan included a delayed draw feature, of which we drew $154.0 million in 2013. We drew the remaining balance of $96.0 million in January 2014. In July 2014, we executed an amendment to this facility to reduce the LIBOR interest rate margin from 1.75% to 1.50% and to extend the maturity date to July 21, 2019.
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
In May 2014, we executed an amendment to our unsecured revolving credit facility ("Unsecured Credit Facility") which resulted in an increase in total commitment from $400 million to $560 million and a reduction in the LIBOR interest rate margin from 1.85% to 1.55%. This amendment also extended the maturity date from March 21, 2016 to May 13, 2018, with a one-year extension option, and the ability to, at our option, increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
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

A summary of our total debt as of December 31, 2014 and December 31, 2013 is as follows:
Debt Summary as of December 31, 2014 and December 31, 2013
($ in thousands)

	December 31, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	11%	1.7%	3.2	$115,000
Unsecured	910,000	89%	4.4%	5.9	754,000
Total	$1,025,000	100%	4.1%	5.6	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	59%	5.9%	6.7	$600,000
Fixed Rate Debt	600,000	59%	5.9%	6.7	600,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	6%	1.7%	3.4	—
Unsecured Term Loan	250,000	24%	1.7%	4.6	154,000
ACC3 Term Loan	115,000	11%	1.7%	3.2	115,000
Floating Rate Debt	425,000	41%	1.7%	4.0	269,000
Total	$1,025,000	100%	4.1%	5.6	$869,000
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, we entered into a $115 million term loan facility (the “ACC3 Term Loan”). On May 9, 2014, we amended this facility to, among other things, reduce the rate at which borrowings bear interest. Per the amendment, the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.55% (in lieu of the original margin of 1.85%) or (ii) a base rate, which is based on the lender's prime rate, plus 0.55% (in lieu of the original margin of 0.85%). The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
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
We were in compliance with all of the covenants under the loan as of December 31, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195 million unsecured term loan facility (the "Unsecured Term Loan"). Prior to the amendment executed in July 2014, described below, the Unsecured Term Loan matured on February 15, 2019, with no extension option.
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
We were in compliance with all of the covenants under the loan as of December 31, 2014.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2014.
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
The fifth amendment provided us with the ability to, at our option, increase the total commitment under the facility to
$800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. The amendment also extended the maturity date to May 13, 2018, with a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. Because the composition of lenders comprising our bank group changed in conjunction with executing the amendment, we incurred a partial write-off of unamortized deferred financing costs related to the Unsecured Credit Facility totaling 0.3 million.
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

As of December 31, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of December 31, 2014, $60.0 million of borrowings were outstanding under this facility. As of February 25, 2015, $120.0 million of borrowings were outstanding under this facility.

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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2014.
A summary of the Company's debt maturity schedule as of December 31, 2014 is as follows:
Debt Maturity as of December 31, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2015	$—		—		$—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.8%	1.7%
2018	—		162,500	(2)(3)	162,500	15.9%	1.7%
2019	—		250,000	(4)	250,000	24.4%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	58.5%	5.9%
Total	$600,000		$425,000		$1,025,000	100%	4.1%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Credit Facility matures on May 13, 2018 with a one-year extension option.

(4)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$—	$12,500	$412,500	$600,000	$1,025,000
Interest on long-term debt obligations	43,789	87,414	78,316	70,500	280,019
Construction costs payable	32,949				32,949
Commitments under development contracts	40,322				40,322
Operating leases	410	292			702
Total	$117,470	$100,206	$490,816	$670,500	$1,378,992

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.

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
Capitalization of costs. We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, we cease cost capitalization after a development is placed in service or if development of a project is suspended. We capitalize pre-acquisition costs related to probable property acquisitions and write off these costs if the acquisition of the property or development of the project is no longer deemed probable. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. All capital improvements for the income producing properties that extend the property's useful life are capitalized. We also capitalize the costs to obtain a lease if the execution of the lease is deemed probable and write off these costs if the execution of the lease is no longer deemed probable. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. For the years ended December 31, 2014, 2013 and 2012, we capitalized $4.5 million, $3.3 million and $3.1 million, respectively, of internal development and leasing costs on all of our data centers.
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

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	28%	40
Electrical infrastructure—power distribution units	3%	20
Electrical infrastructure—uninterrupted power supply	21%	25
Electrical infrastructure—switchgear/transformers	19%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical infrastructure—heating, ventilating and air conditioning	6%	20
Mechanical infrastructure—chiller pumps/building automation	7%	25
Mechanical infrastructure—chilled water storage and pipes	10%	30
Total/weighted average life	100%	30

We regularly perform preventive maintenance on our data center components to ensure continual operation and avoid downtime at our data centers. These maintenance costs are expensed as incurred and included as property operating costs on our consolidated statement of operations.
Our triple-net leases provide for the reimbursement of the customer's share of these maintenance costs and the reimbursements are included as recoveries from tenants on our consolidated statement of operations.
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

Funds From Operations

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Funds from operations (1)
Net income (2)	$124,611	$53,605	$60,833
Depreciation and amortization	96,780	93,058	89,241
Less: Non real estate depreciation and amortization	(707)	(875)	(1,023)
FFO	$220,684	$145,788	$149,051

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

(2) Net income for the year ended December 31, 2014 and 2013 includes losses on early extinguishment of debt of $1.7 million and $41.0 million, respectively.

Related Party Transactions

Leasing Arrangements
As of December 31, 2014, we leased approximately 9,337 square feet of office space in Washington, D.C., an office building owned by an entity affiliated with DFT's Chairman of the Board and President and Chief Executive Officer. This lease expires in September 2016. We believe that the terms of this lease are fair and reasonable and reflect the terms we could expect to obtain in an arm's length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.4 million for the year ended December 31, 2014.
Aircraft Charter
From time to time during 2014, we chartered an aircraft owned by DFT's President and Chief Executive Officer, at rates that we believe are fair and reasonable and reflect the terms that we would expect to obtain in an arm's length transaction for use of a comparable aircraft. For the year ended December 31, 2014, we incurred a total of $0.1 million of costs under charters of this aircraft for business-related travel of the Company.
Acquisition of Undeveloped Land
In February 2015, we entered into two purchase agreements under which we will acquire two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by Lammot J. du Pont, our Chairman of the Board, and Hossein Fateh, our Vice Chairman of the Board.
One agreement relates to a 34.8 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located, for a total of $15.5 million. The sole managers of the entity that owns this site are a limited liability company owned solely by Mr. du Pont, which also owns approximately 7% of the seller, and a limited liability company owned solely by Mr. Fateh, which also owns approximately 1% of the seller.
The other agreement relates to an 8.7 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities for a total of $4.6 million. Mssrs. du Pont and Fateh are the sole managers of the limited liability company that manages the entity that owns this site. Mr. du Pont directly and indirectly owns approximately 23% of the seller, and Mr. Fateh directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. In light of Mr. Malek’s interest in this entity, our Board of Directors considered all relevant facts and circumstances of Mr. Malek’s relationship with this entity and these transactions and determined that Mr. Malek’s interest therein does not require the Board to change its affirmative determination that Mr. Malek is independent under our Corporate Governance Guidelines, director independence guidelines and NYSE listing standards.
We believe that the terms of each of these purchase agreements are fair and reasonable and reflect the terms that we would expect to obtain in an arm’s length transaction for comparable property located in Ashburn, Virginia. The purchase price for each site was based on an appraisal prepared by an independent appraisal firm.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2014 would decrease future net income and cash flows by $4.3 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.17% at December 31, 2014, a decrease of 0.17% would increase future net income and cash flows by $0.7 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of December 31, 2014, 59% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited DuPont Fabros Technology, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited DuPont Fabros Technology, L.P.'s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2015

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	December 31, 2014	December 31, 2013
ASSETS
Income producing property:
Land	$83,793	$75,956
Buildings and improvements	2,623,539	2,420,986
	2,707,332	2,496,942
Less: accumulated depreciation	(504,869)	(413,394)
Net income producing property	2,202,463	2,083,548
Construction in progress and land held for development	358,965	302,068
Net real estate	2,561,428	2,385,616
Cash and cash equivalents	29,598	38,733
Rents and other receivables, net	8,113	12,674
Deferred rent, net	142,365	150,038
Lease contracts above market value, net	8,054	9,154
Deferred costs, net	38,495	39,866
Prepaid expenses and other assets	48,295	44,507
Total assets	$2,836,348	$2,680,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$60,000	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	26,973	23,566
Construction costs payable	32,949	45,444
Accrued interest payable	10,759	9,983
Dividend and distribution payable	39,981	25,971
Lease contracts below market value, net	7,037	10,530
Prepaid rents and other liabilities	65,174	56,576
Total liabilities	1,207,873	1,041,070
Redeemable noncontrolling interests – operating partnership	513,134	387,244
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at December 31, 2014 and 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at December 31, 2014 and 2013	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 66,061,804 shares issued and outstanding at December 31, 2014 and 65,205,274 shares issued and outstanding at December 31, 2013	66	65
Additional paid in capital	764,025	900,959
Retained earnings	—	—
Total stockholders’ equity	1,115,341	1,252,274
Total liabilities and stockholders’ equity	$2,836,348	$2,680,588
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Base rent	$285,716	$265,695	$236,810
Recoveries from tenants	124,853	104,271	91,049
Other revenues	7,023	5,143	4,586
Total revenues	417,592	375,109	332,445
Expenses:
Property operating costs	117,339	103,522	94,646
Real estate taxes and insurance	14,195	14,380	12,689
Depreciation and amortization	96,780	93,058	89,241
General and administrative	17,181	16,261	17,024
Other expenses	9,222	3,650	6,919
Total expenses	254,717	230,871	220,519
Operating income	162,875	144,238	111,926
Interest income	116	137	168
Interest:
Expense incurred	(33,699)	(46,443)	(47,765)
Amortization of deferred financing costs	(2,980)	(3,349)	(3,496)
Loss on early extinguishment of debt	(1,701)	(40,978)	—
Net income	124,611	53,605	60,833
Net income attributable to redeemable noncontrolling interests – operating partnership	(18,704)	(5,214)	(7,803)
Net income attributable to controlling interests	105,907	48,391	53,030
Preferred stock dividends	(27,245)	(27,245)	(27,053)
Net income attributable to common shares	$78,662	$21,146	$25,977
Earnings per share – basic:
Net income attributable to common shares	$1.19	$0.32	$0.41
Weighted average common shares outstanding	65,486,108	64,645,316	62,866,189
Earnings per share – diluted:
Net income attributable to common shares	$1.18	$0.32	$0.41
Weighted average common shares outstanding	66,086,379	65,474,039	63,754,006
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
		Number	Amount			Total
Balance at December 31, 2011	$286,250	62,914,987	$63	$927,902	$(7,080)	$1,207,135
Net income attributable to controlling interests					53,030	53,030
Issuance of preferred stock	65,000			(2,315)		62,685
Dividends declared on common stock				(20,332)	(18,897)	(39,229)
Dividends earned on preferred stock					(27,053)	(27,053)
Redemption of operating partnership units		277,575	—	6,800		6,800
Issuance of stock awards		157,025	—	352		352
Stock option exercises		113,955	—	868		868
Retirement and forfeiture of stock awards		(122,613)	—	(2,359)		(2,359)
Amortization of deferred compensation costs				7,033		7,033
Adjustments to redeemable noncontrolling interests – operating partnership				(2,830)		(2,830)
Balance at December 31, 2012	$351,250	63,340,929	$63	$915,119	$—	$1,266,432
Net income attributable to controlling interests					48,391	48,391
Issuance of preferred stock				—		—
Dividends declared on common stock				(40,414)	(21,146)	(61,560)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		3,115,269	3	75,597		75,600
Common stock repurchases		(1,632,673)	(1)	(37,791)		(37,792)
Issuance of stock awards		216,209	—	319		319
Stock option exercises		250,472	—	1,711		1,711
Retirement and forfeiture of stock awards		(84,932)	—	(1,172)		(1,172)
Amortization of deferred compensation costs				6,381		6,381
Adjustments to redeemable noncontrolling interests – operating partnership				(18,791)		(18,791)
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$1,252,274
Net income attributable to controlling interests					105,907	105,907
Dividends declared on common stock				(18,204)	(78,662)	(96,866)
Dividends earned on preferred stock					(27,245)	(27,245)
Redemption of operating partnership units		234,300		6,100		6,100
Issuance of stock awards		163,187		360		360
Stock option exercises		507,056	1	5,555		5,556
Retirement and forfeiture of stock awards		(48,013)		(1,193)		(1,193)
Amortization of deferred compensation costs				6,565		6,565
Adjustments to redeemable noncontrolling interests – operating partnership				(136,117)		(136,117)
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$1,115,341
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flow from operating activities
Net income	$124,611	$53,605	$60,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,780	93,058	89,241
Loss on early extinguishment of debt	1,701	40,978	—
Straight line revenues, net of reserve	7,673	(6,920)	(17,967)
Amortization of deferred financing costs	2,980	3,349	3,496
Amortization of lease contracts above and below market value	(2,393)	(2,391)	(3,194)
Compensation paid with Company common shares	6,191	6,088	6,980
Changes in operating assets and liabilities
Rents and other receivables	4,561	(5,900)	(2,452)
Deferred costs	(2,552)	(2,082)	(1,278)
Prepaid expenses and other assets	(5,637)	(14,760)	(5,854)
Accounts payable and accrued liabilities	1,395	1,520	(1,112)
Accrued interest payable	776	7,382	73
Prepaid rents and other liabilities	8,427	19,834	3,997
Net cash provided by operating activities	244,513	193,761	132,763
Cash flow from investing activities
Investments in real estate – development	(265,374)	(129,332)	(94,753)
Land acquisition costs	—	(14,186)	(3,830)
Interest capitalized for real estate under development	(9,644)	(3,774)	(4,434)
Improvements to real estate	(1,916)	(5,757)	(4,426)
Additions to non-real estate property	(316)	(71)	(57)
Net cash used in investing activities	(277,250)	(153,120)	(107,500)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	102,000	48,000
Repayments	—	(120,000)	(50,000)
Mortgage notes payable:
Proceeds	—	115,000	—
Lump sum payoffs	—	(138,300)	—
Repayments	—	(1,300)	(5,200)
Unsecured term loan:
Proceeds	96,000	154,000	—
Unsecured notes payable:
Proceeds	—	600,000	—
Repayments	—	(550,000)	—
Payments of financing costs	(3,829)	(18,200)	(2,109)
Payments for early extinguishment of debt	—	(32,544)	—
Issuance of preferred stock, net of offering costs	—	—	62,685
Exercises of stock options, net	4,363	1,711	868

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2014	2013	2012
Common stock repurchases	—	(37,792)	—
Dividends and distributions:
Common shares	(85,422)	(57,927)	(34,112)
Preferred shares	(27,245)	(27,245)	(26,006)
Redeemable noncontrolling interests – operating partnership	(20,265)	(14,889)	(10,213)
Net cash provided by (used in) financing activities	23,602	(25,486)	(16,087)
Net (decrease) increase in cash and cash equivalents	(9,135)	15,155	9,176
Cash and cash equivalents, beginning	38,733	23,578	14,402
Cash and cash equivalents, ending	$29,598	$38,733	$23,578
Supplemental information:
Cash paid for interest	$42,567	$42,835	$52,127
Deferred financing costs capitalized for real estate under development	$601	$226	$277
Construction costs payable capitalized for real estate under development	$32,949	$45,444	$6,334
Redemption of operating partnership units	$6,100	$75,600	$6,800
Adjustments to redeemable noncontrolling interests - operating partnership	$136,117	$18,791	$2,830
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED BALANCE SHEETS (in thousands except units)

	December 31, 2014	December 31, 2013
ASSETS
Income producing property:
Land	$83,793	$75,956
Buildings and improvements	2,623,539	2,420,986
	2,707,332	2,496,942
Less: accumulated depreciation	(504,869)	(413,394)
Net income producing property	2,202,463	2,083,548
Construction in progress and land held for development	358,965	302,068
Net real estate	2,561,428	2,385,616
Cash and cash equivalents	25,380	34,514
Rents and other receivables, net	8,113	12,674
Deferred rent, net	142,365	150,038
Lease contracts above market value, net	8,054	9,154
Deferred costs, net	38,495	39,866
Prepaid expenses and other assets	48,295	44,507
Total assets	$2,832,130	$2,676,369
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	154,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	26,973	23,566
Construction costs payable	32,949	45,444
Accrued interest payable	10,759	9,983
Dividend and distribution payable	39,981	25,971
Lease contracts below market value, net	7,037	10,530
Prepaid rents and other liabilities	65,174	56,576
Total liabilities	1,207,873	1,041,070
Redeemable partnership units	513,134	387,244
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014 and 2013	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014 and 2013	166,250	166,250
Common units, 65,399,431 issued and outstanding at December 31, 2014 and 64,542,901 issued and outstanding at December 31, 2013	752,254	887,695
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2014 and 2013	7,619	9,110
Total partners’ capital	1,111,123	1,248,055
Total liabilities and partners’ capital	$2,832,130	$2,676,369
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except unit and per unit data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Base rent	$285,716	$265,695	$236,810
Recoveries from tenants	124,853	104,271	91,049
Other revenues	7,023	5,143	4,586
Total revenues	417,592	375,109	332,445
Expenses:
Property operating costs	117,339	103,522	94,646
Real estate taxes and insurance	14,195	14,380	12,689
Depreciation and amortization	96,780	93,058	89,241
General and administrative	17,181	16,261	17,024
Other expenses	9,222	3,650	6,919
Total expenses	254,717	230,871	220,519
Operating income	162,875	144,238	111,926
Interest income	116	137	168
Interest:
Expense incurred	(33,699)	(46,443)	(47,765)
Amortization of deferred financing costs	(2,980)	(3,349)	(3,496)
Loss on early extinguishment of debt	(1,701)	(40,978)	—
Net income	124,611	53,605	60,833
Preferred unit distributions	(27,245)	(27,245)	(27,053)
Net income attributable to common units	$97,366	$26,360	$33,780
Earnings per unit – basic:
Net income attributable to common units	$1.19	$0.32	$0.41
Weighted average common units outstanding	81,053,127	80,580,556	81,750,958
Earnings per unit – diluted:
Net income attributable to common units	$1.18	$0.32	$0.41
Weighted average common units outstanding	81,653,398	81,409,279	82,638,775
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2011	$286,250	62,252,614	$903,917	662,373	$12,663	$1,202,830
Net income			60,197		636	60,833
Issuance of OP units for preferred stock offering	65,000		(2,306)			62,694
Common unit distributions			(50,501)		(411)	(50,912)
Preferred unit distributions			(26,770)		(283)	(27,053)
Issuance of OP units to DFT when redeemable partnership units redeemed		277,575	6,800			6,800
Issuance of OP units for stock awards		157,025	352			352
Issuance of OP units due to option exercises		113,955	868			868
Retirement and forfeiture of OP units		(122,613)	(2,359)			(2,359)
Amortization of deferred compensation costs			7,033			7,033
Adjustments to redeemable partnership units			4,130		(3,080)	1,050
Balance at December 31, 2012	$351,250	62,678,556	$901,361	662,373	$9,525	$1,262,136
Net income			53,060		545	53,605
Common unit distributions			(75,981)		(629)	(76,610)
Preferred unit distributions			(26,968)		(277)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		3,115,269	75,600			75,600
Retirement of OP units for common stock repurchases		(1,632,673)	(37,792)			(37,792)
Issuance of OP units for stock awards		216,209	319			319
Issuance of OP units due to option exercises		250,472	1,711			1,711
Retirement and forfeiture of OP units		(84,932)	(1,172)			(1,172)
Amortization of deferred compensation costs			6,381			6,381
Adjustments to redeemable partnership units			(8,824)		(54)	(8,878)
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			123,362		1,249	124,611
Common unit distributions			(118,723)		(974)	(119,697)
Preferred unit distributions			(26,972)		(273)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		234,300	6,100			6,100
Issuance of OP units for stock awards		163,187	360			360
Issuance of OP units due to option exercises		507,056	5,556			5,556
Retirement and forfeiture of OP units		(48,013)	(1,193)			(1,193)
Amortization of deferred compensation costs			6,565			6,565
Adjustments to redeemable partnership units			(130,496)		(1,493)	(131,989)
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flow from operating activities
Net income	$124,611	$53,605	$60,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96,780	93,058	89,241
Loss on early extinguishment of debt	1,701	40,978	—
Straight line rent, net of reserve	7,673	(6,920)	(17,967)
Amortization of deferred financing costs	2,980	3,349	3,496
Amortization of lease contracts above and below market value	(2,393)	(2,391)	(3,194)
Compensation paid with Company common shares	6,191	6,088	6,980
Changes in operating assets and liabilities
Rents and other receivables	4,561	(5,900)	(2,452)
Deferred costs	(2,552)	(2,082)	(1,278)
Prepaid expenses and other assets	(5,637)	(14,760)	(5,854)
Accounts payable and accrued liabilities	1,396	1,520	(1,112)
Accrued interest payable	776	7,382	73
Prepaid rents and other liabilities	8,427	19,834	3,997
Net cash provided by operating activities	244,514	193,761	132,763
Cash flow from investing activities
Investments in real estate – development	(265,374)	(129,332)	(94,753)
Land acquisition costs	—	(14,186)	(3,830)
Interest capitalized for real estate under development	(9,644)	(3,774)	(4,434)
Improvements to real estate	(1,916)	(5,757)	(4,426)
Additions to non-real estate property	(316)	(71)	(57)
Net cash used in investing activities	(277,250)	(153,120)	(107,500)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	102,000	48,000
Repayments	—	(120,000)	(50,000)
Mortgage notes payable:
Proceeds	—	115,000	—
Lump sum payoffs	—	(138,300)	—
Repayments	—	(1,300)	(5,200)
Unsecured term loan:
Proceeds	96,000	154,000	—
Unsecured notes payable:
Proceeds	—	600,000	—
Repayments	—	(550,000)	—
Payments of financing costs	(3,829)	(18,123)	(2,109)
Payments for early extinguishment of debt	—	(32,544)	—
Issuance of preferred units, net of offering costs	—	—	62,694
Issuance of OP units for stock option exercises, net	4,363	1,711	868

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2014	2013	2012
OP unit repurchases	—	(37,792)	—
Distributions	(132,932)	(100,061)	(70,331)
Net cash provided by (used in) financing activities	23,602	(25,409)	(16,078)
Net (decrease) increase in cash and cash equivalents	(9,134)	15,232	9,185
Cash and cash equivalents, beginning	34,514	19,282	10,097
Cash and cash equivalents, ending	$25,380	$34,514	$19,282
Supplemental information:
Cash paid for interest	$42,567	$42,835	$52,127
Deferred financing costs capitalized for real estate under development	$601	$226	$277
Construction costs payable capitalized for real estate under development	$32,949	$45,444	$6,334
Redemption of operating partnership units	$6,100	$75,600	$6,800
Adjustments to redeemable partnership units	$131,989	$8,878	$(1,050)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of December 31, 2014, owned 81.1% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of December 31, 2014, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phases I and IIA;

•	two data centers currently under development - SC1 Phase IIB and CH2 Phase I ;

•	data center projects available for future development – ACC7 Phases II-IV, CH2 Phases II-III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8 and SC2.
In February 2015, our Board of Directors authorized the development of ACC7 Phase II.

2. Significant Accounting Policies
Basis of Presentation
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2014 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.

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
Property
All capital improvements for the income-producing properties that extend their useful life are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings and then applying our weighted-average borrowing rate to any residual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $10.2 million, $4.0 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We cease interest capitalization when a development is temporarily suspended or placed in service.
We capitalize pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which we currently believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use. For the years ended December 31, 2014, 2013 and 2012, we capitalized $4.5 million, $3.3 million and $3.1 million, respectively, of internal development and leasing costs on all of our data centers.
The fair value of in-place leases consists of the following components, as applicable: (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new customer, foregone recovery of customer pass-through, customer improvements, and other direct costs associated with obtaining a new customer (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new customer (referred to as Leasing Commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangibles). Tenant Origination Costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing Commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining life of the underlying leases. Should a customer terminate its lease, the unamortized portions of Leasing Commissions and Lease Intangibles associated with that lease are written off to amortization expense, or rental revenue, respectively.
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $92.3 million, $88.6 million and $84.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $3.1 million for each of the years ended December 31, 2014, 2013 and 2012. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the three years ended December 31, 2014.

We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of December 31, 2014, there were no data center properties classified as held-for-sale.

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
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit
Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. In March 2013, we paid off the $138.3 million balance of the ACC5 Term Loan which resulted in a write-off of $1.7 million of unamortized deferred financing costs. In September and October 2013, we paid off the Unsecured Notes due 2017, which resulted in a write off of $6.7 million of unamortized deferred financing costs. Balances, net of accumulated amortization, at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Financing costs	$24,110	$22,756
Accumulated amortization	(6,820)	(4,013)
Financing costs, net	$17,290	$18,743

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Leasing costs incurred for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Costs incurred for new leases	$2.0	$0.9	$1.3
Costs incurred for renewals	0.2	1.2	—
Costs incurred for re-leases	2.0	—	—
Total leasing costs incurred	$4.2	$2.1	$1.3

Amortization of deferred leasing costs totaled $4.1 million, $4.1 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Balances, net of accumulated amortization, at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Leasing costs	$52,358	$48,312
Accumulated amortization	(31,153)	(27,189)
Leasing costs, net	$21,205	$21,123
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of December 31, 2014 and 2013, the fuel inventory was $4.3 million and $4.0 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Prepaid Rents
Prepaid rents, typically prepayment of the following month’s rent, consist of payments received from customers prior to the time the payments are earned and are recognized as revenue in subsequent periods when earned.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent, net in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(15,046)	(13,946)
Lease contracts above market value, net	$8,054	$9,154

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(32,338)	(28,845)
Lease contracts below market value, net	$7,037	$10,530

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of December 31, 2014 and 2013, we had reserves against rents and other receivables of $4.9 million and $1.6 million, respectively. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, we had reserves against deferred rent of $3.7 million and $2.1 million, respectively.

The reserves described above were set up for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us were converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring, this customer deferred two-thirds of its base rent payments due for its lease at our NJ1 facility through July 2014, which were added to the note. Since that restructuring, we received all rent obligations and note payments due from this customer through the end of 2014. In January 2015, this customer informed us that they would be halting base rent payments and would pay only its monthly operating expenses, direct electric charges and management fees and its quarterly note payments until its company is sold or new funding sources are obtained. In February 2015, this customer filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.

Due to the uncertainty surrounding this customer's ability to repay its note on its December 31, 2016 maturity, we increased the provision for bad debts related to this note by $2.4 million. Furthermore, to date, we have applied the interest portion of all note payments received, totaling $1.0 million, to the note principal balance on our consolidated balance sheet. The note balance as of December 31, 2014 and 2013 was $6.6 million and $5.7 million, respectively, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. The note receivable balance, net of reserves and interest applied to the principal, as of December 31, 2014 and 2013 was $1.7 million and $4.1 million, respectively.
Due to the uncertainty surrounding this customer's ability to pay its contractual rent obligations, we also reserved an additional $1.5 million of this customer's deferred rent receivable balance, resulting in a total reserve of $3.7 million on its deferred rent receivable balance of $9.5 million as of December 31, 2014.
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

Other Revenue
Other revenue primarily consists of services provided to customers on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, breakers and other customer requested items. Revenue is recognized on a completed contract basis when the project is finished and ready for the customer's use. This method is consistently applied for all periods presented. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.

Income Taxes
DFT elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2007. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a year will not be subject to income tax to the extent of the income it distributes. We currently qualify and intend to continue to qualify as a REIT under the Code. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of DF Technical Services, LLC, our taxable REIT subsidiary (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Although we expect to qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.
As of December 31, 2014 and 2013, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2011 through 2014.

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
In general, a TRS may perform non-customary services for customers, hold assets that DFT cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the year ended December 31, 2014, we incurred $0.1 million of income taxes. For the years ended December 31, 2013 and 2012, we incurred no income taxes.
As of December 31, 2014, the TRS had a deferred tax asset of $5.5 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $6.1 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax liability of $0.6 million. As of December 31, 2014, we recorded deferred income tax expense of $0.2 million related to this deferred tax liability. As of December 31, 2013, the TRS had a deferred tax asset of $2.5 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $2.5 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax liability of $0. As of December 31, 2014, the net operating loss carryforwards of the TRS totaled approximately $5.5 million, which will begin to expire in 2031 if not utilized by then.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 9). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Net income attributable to redeemable noncontrolling interests – operating partnership	—	7,803
Distributions declared	—	(11,683)
Redemption of operating partnership units	(277,575)	(6,800)
Adjustments to redeemable noncontrolling interests – operating partnership	—	2,830
Balance at December 31, 2012	18,786,806	$453,889
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,214
Distributions declared	—	(15,050)
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustments to redeemable noncontrolling interests – operating partnership	—	18,791
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	18,704
Distributions declared	—	(22,831)
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable noncontrolling interests – operating partnership	—	136,117
Balance at December 31, 2014	15,437,237	$513,134
The following is a summary of activity for redeemable partnership units for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2011	19,064,381	$461,739
Redemption of operating partnership units	(277,575)	(6,800)
Adjustments to redeemable partnership units	—	(1,050)
Balance at December 31, 2012	18,786,806	$453,889
Redemption of operating partnership units	(3,115,269)	(75,600)
Adjustments to redeemable partnership units	—	8,955
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable partnership units	—	131,990
Balance at December 31, 2014	15,437,237	$513,134
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Net income attributable to controlling interests	$105,907	$48,391	$53,030
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(130,017)	56,809	3,970
	$(24,110)	$105,200	$57,000

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
Stock-based Compensation
We award stock-based compensation to employees and members of our Board of Directors in the form of common stock. For each stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or a common unit. We estimate the fair value of the awards and recognize this value over the requisite service period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.
Compensation paid with Company common shares, which is included in general and administrative expense on the consolidated statements of operations, totaled $6.2 million, $6.1 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We capitalized $0.7 million, $0.6 million and $0.4 million of compensation paid with Company common shares to our data centers under development for the years ended December 31, 2014, 2013 and 2012, respectively.
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

3. Real Estate Assets
The following is a summary of our properties as of December 31, 2014 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,158		$161,658
ACC3	Ashburn, VA	1,071	95,926		96,997
ACC4	Ashburn, VA	6,600	538,551		545,151
ACC5	Ashburn, VA	6,443	298,521		304,964
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I	Ashburn, VA	2,787	92,989		95,776
VA3	Reston, VA	9,000	178,362		187,362
VA4	Bristow, VA	6,800	149,250		156,050
CH1	Elk Grove Village, IL	23,611	358,412		382,023
NJ1 Phase I	Piscataway, NJ	4,311	210,136		214,447
SC1 Phase I and IIA	Santa Clara, CA	15,152	325,537		340,689
		83,793	2,623,539	—	2,707,332
Construction in progress and land held for development	(1)			358,965	358,965
		$83,793	$2,623,539	$358,965	$3,066,297

(1)	Properties located in Ashburn, VA (ACC7 Phases II-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase IIB and SC2).

The following presents the major components of our properties and the useful lives over which they are depreciated.

Component	Component Life (years)
Land	N/A
Building improvements	40
Electrical infrastructure—power distribution units	20
Electrical infrastructure—uninterrupted power supply	25
Electrical infrastructure—switchgear/transformers	30
Fire protection	40
Security systems	20
Mechanical infrastructure—heating, ventilating and air conditioning	20
Mechanical infrastructure—chiller pumps/building automation	25
Mechanical infrastructure—chilled water storage and pipes	30

4. Intangible Assets and Liabilities
Leasing Costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2014, these assets have a weighted average remaining life of 6.8 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2015	$4,164
2016	3,817
2017	3,455
2018	2,883
2019	1,810
2020 and thereafter	5,076
$21,205
Lease Intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2014, our net Lease Intangible liabilities have a weighted average remaining life of 8.2 years for above market leases and 3.2 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2015	$1,966
2016	412
2017	174
2018	(72)
2019	(655)
2020 and thereafter	(2,842)
$(1,017)
Tenant Origination Costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2014, these assets have a weighted average remaining life of 3.2 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2015	$2,019
2016	1,243
2017	1,243
2018	747
$5,252

5. Leases
For the years ended December 31, 2014, 2013 and 2012, the following customers comprised more than 10.0% of our consolidated revenues:

	Microsoft	Facebook	Rackspace	Yahoo!
Year ended December 31, 2014	21.6%	17.4%	12.4%	10.9%
Year ended December 31, 2013	17.8%	19.2%	11.6%	13.0%
Year ended December 31, 2012	14.9%	20.7%	9.3%	15.5%
As of December 31, 2014, these four customers accounted for $(0.3) million, $43.6 million, $35.4 million, and $10.8 million of deferred rent and $8.3 million, $6.4 million, $0, and $3.8 million of prepaid rents, respectively. As of December 31, 2013, these four customers accounted for $5.5 million, $45.6 million, $30.4 million, and $13.5 million of deferred rent and $7.1 million, $0 million, $3.4 million, and $4.0 million of prepaid rents, respectively. We do not hold security deposits from these customers. The majority of our customers operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.
As of December 31, 2014, future minimum lease payments to be received under noncancelable operating leases are as follows for the years ending December 31 (in thousands):

2015	$288,332
2016	279,422
2017	275,328
2018	246,795
2019	179,956
2020 and thereafter	515,883
$1,785,716

6. Debt
Debt Summary as of December 31, 2014 and December 31, 2013
($ in thousands)

	December 31, 2014				December 31, 2013
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	11%	1.7%	3.2	$115,000
Unsecured	910,000	89%	4.4%	5.9	754,000
Total	$1,025,000	100%	4.1%	5.6	$869,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	59%	5.9%	6.7	$600,000
Fixed Rate Debt	600,000	59%	5.9%	6.7	600,000
Floating Rate Debt:
Unsecured Credit Facility	60,000	6%	1.7%	3.4	—
Unsecured Term Loan	250,000	24%	1.7%	4.6	154,000
ACC3 Term Loan	115,000	11%	1.7%	3.2	115,000
Floating Rate Debt	425,000	41%	1.7%	4.0	269,000
Total	$1,025,000	100%	4.1%	5.6	$869,000
Outstanding Indebtedness

ACC3 Term Loan

On March 27, 2013, we entered into a $115 million term loan facility (the “ACC3 Term Loan”). On May 9, 2014, we amended this facility to, among other things, reduce the rate at which borrowings bear interest. Per the amendment, the borrower, one of our subsidiaries, may elect to have borrowings under the facility bear interest at (i) LIBOR plus 1.55% (in lieu of the original margin of 1.85%) or (ii) a base rate, which is based on the lender's prime rate, plus 0.55% (in lieu of the original margin of 0.85%). The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium.
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
We were in compliance with all of the covenants under the loan as of December 31, 2014.
Unsecured Term Loan

On September 13, 2013, the Operating Partnership entered into a $195 million unsecured term loan facility (the "Unsecured Term Loan"). Prior to the amendment executed in July 2014, described below, the Unsecured Term Loan matured on February 15, 2019, with no extension option.
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
We were in compliance with all of the covenants under the loan as of December 31, 2014.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2014.
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

As of December 31, 2014, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of December 31, 2014, $60.0 million of borrowings were outstanding under this facility. As of February 25, 2015, $120.0 million of borrowings were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of December 31, 2014.
A summary of the Company's debt maturity schedule as of December 31, 2014 is as follows:
Debt Maturity as of December 31, 2014
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2015	$—		—		$—	—	—
2016	—		3,750	(2)	3,750	0.4%	1.7%
2017	—		8,750	(2)	8,750	0.8%	1.7%
2018	—		162,500	(2)(3)	162,500	15.9%	1.7%
2019	—		250,000	(4)	250,000	24.4%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	58.5%	5.9%
Total	$600,000		$425,000		$1,025,000	100%	4.1%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Credit Facility matures on May 13, 2018 with a one-year extension option.

(4)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.

7. Related Party Transactions
For the years ended December 31, 2014, 2013 and 2012, we incurred $0.1 million, $0.3 million and $0.2 million of cost, respectively, to charter an aircraft for business travel that is owned by our former President and Chief Executive Officer. For the years ended December 31, 2014, 2013 and 2012, we incurred $0, $0.1 million and $0.5 million of expenses for personal travel of our former President and Chief Executive Officer in lieu of the former Chief Executive Officer’s annual salary under the terms of his employment agreement. Effective February 5, 2013, we no longer reimbursed the Chief Executive Officer for personal travel in lieu of salary.
We lease space for our headquarters building from an affiliate of the Chairman of the Board and the former President and Chief Executive Officer. Rent expense was $0.4 million for each of the years ended December 31, 2014, 2013 and 2012.
In February 2015, we entered into two purchase agreements under which we will acquire two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by Lammot J. du Pont, our Chairman of the Board, and Hossein Fateh, our Vice Chairman of the Board.
One agreement relates to a 34.8 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located, for a total of $15.5 million. The sole managers of the entity that owns this site are a limited liability company owned solely by Mr. du Pont, which also owns approximately 7% of the seller, and a limited liability company owned solely by Mr. Fateh, which also owns approximately 1% of the seller.
The other agreement relates to an 8.7 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities for a total of $4.6 million. Mssrs. du Pont and Fateh are the sole managers of the limited liability company that manages the entity that owns this site. Mr. du Pont directly and indirectly owns approximately 23% of the seller, and Mr. Fateh directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared by an independent appraisal firm.

8. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the SC1 Phase IIB and CH2 Phase I data centers were in place as of December 31, 2014. These contracts are cost plus in nature whereby the contract sum is the aggregate cost of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2014 the SC1 Phase IIB control estimate was $55.2 million of which $43.0 million had been incurred. An additional $3.6 million has been committed under this contract as of December 31, 2014. As of December 31, 2014, the CH2 Phase I control estimate was $168.9 million of which $91.7 million has been incurred. An additional $36.8 million has been committed under this contract as of December 31, 2014.
In February 2015, we entered into two purchase agreements under which we will acquire two parcels of undeveloped land in Ashburn, Virginia. One agreement relates to a 34.8 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located, for a total of $15.5 million. The other agreement relates to an 8.7 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities for a total of $4.6 million (see Note 7).
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman of the Board and President and CEO. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2015 without triggering the tax protection provisions is approximately 80% of the initial built in gain of $667 million (unaudited) or $534 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of December 31, 2014, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2015, the tax protection provisions were triggered, we could be liable for protection on the taxes related to up to approximately $12 million (unaudited) of built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

9. Redeemable noncontrolling interests – operating partnership / Redeemable partnership units
Redeemable noncontrolling interests – operating partnership, as presented in DFT’s accompanying consolidated balance sheets, represent the OP units held by individuals and entities other than DFT. These interests are also presented in the Operating Partnership’s consolidated balance sheets, referred to as “redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.
The redemption value of redeemable noncontrolling interests – operating partnership as of December 31, 2014 and December 31, 2013 was $513.1 million and $387.2 million, respectively, based on the closing share price of DFT’s common stock of $33.24 and $24.71, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2014, 2013 and 2012 OP unitholders redeemed a total of 234,300, 3,115,269, and 277,575 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
For the year ended December 31, 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/4/2014	4/15/2014	$0.4921875	$0.4921875	$0.00
7/3/2014	7/15/2014	0.4921875	0.4921875	0.00
10/3/2014	10/15/2014	0.4921875	0.4921875	0.00
12/30/2014	1/15/2015	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
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
For the year ended December 31, 2014, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/4/2014	4/15/2014	$0.4765625	$0.4765625	$0.00
7/3/2014	7/15/2014	0.4765625	0.4765625	0.00
10/3/2014	10/15/2014	0.4765625	0.4765625	0.00
12/30/2014	1/15/2015	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
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

11. Stockholders’ Equity of DFT and Partners’ Capital of the OP
During the years ended December 31, 2014, 2013 and 2012:

•
DFT issued an aggregate of 163,187, 216,209 and 157,025 shares of common stock in connection with our annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for our Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 234,300, 3,115,269 and 277,575 OP units in exchange for an equal number of shares of DFT’s common stock.
For the year ended December 31, 2014, DFT declared and paid the following cash dividends totaling $1.47 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/04/2014	04/15/2014	$0.35	$0.35	$0.00
07/03/2014	07/15/2014	0.35	0.35	0.00
10/03/2014	10/15/2014	0.35	0.35	0.00
12/30/2014	01/15/2015	0.42	0.39	0.00
		$1.47	$1.44	$0.00

Of the $0.42 dividend paid in January 2015, $0.03 (unaudited) will be included in 2015 taxable common dividends.
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

Of the $0.25 dividend paid in January 2014, $0.25 (unaudited) was included in 2014 taxable common dividends.
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

In November 2012, the Board of Directors authorized a repurchase program to acquire up to $80.0 million of DFT's common shares. During the year ended December 31, 2013, DFT repurchased 1,632,673 shares of its common stock, totaling $37.8 million. All repurchased shares were retired immediately. This program expired on December 31, 2013.

In September 2013, the Board of Directors approved a common stock repurchase program to acquire up to $122.2 million of DFT's common shares. Under this program, which expired on December 31, 2014, DFT repurchased none of its common stock.

In December 2014, the Board of Directors approved a new common stock repurchase program to acquire up to $120.0 million of DFT's common shares in 2015.

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
As of December 31, 2014, 2,203,970 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 4,096,030.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	489,329	$15.31
Granted	143,191	$22.66
Vested	(314,571)	$11.60
Forfeited	(20,030)	$22.38
Unvested balance at December 31, 2012	297,919	$22.31
Granted	203,241	$22.82
Vested	(162,353)	$21.73
Forfeited	(34,843)	$22.86
Unvested balance at December 31, 2013	303,964	$22.89
Granted	149,608	$25.63
Vested	(125,798)	$23.02
Forfeited	(3,785)	$23.98
Unvested balance at December 31, 2014	323,989	$24.10
During the years ended December 31, 2014, 2013 and 2012, we issued 149,608, 203,241 and 143,191 shares of restricted stock, which had an aggregate value of $3.8 million, $4.6 million and $3.2 million, on the respective grant dates. These amounts will be amortized to expense over the respective vesting periods, which are typically three years. Also during the years ended December 31, 2014, 2013 and 2012, 125,798, 162,353 and 314,571 shares of restricted stock vested, respectively, at an intrinsic value of $3.4 million, $3.8 million and $7.2 million on their respective vesting dates.
As of December 31, 2014, total unearned compensation on restricted stock was $5.0 million, and the weighted average vesting period was 1.1 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the year ended December 31, 2014, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the years ended December 31, 2014, 2013 and 2012 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2011	1,902,843	$13.60
Granted	341,541	$22.57
Exercised	(113,955)	$7.62
Forfeited	(53,648)	$22.60
Under option, December 31, 2012	2,076,781	$15.17
Granted	374,214	$22.62
Exercised	(250,472)	$6.83
Forfeited	(100,613)	$22.83
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(507,056)	$10.95
Forfeited	—	$—
Under option, December 31, 2014	1,592,854	$19.09

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2012	2,076,781	$3.2	million	0.8 years	7.3 years
As of December 31, 2013	2,099,910	$1.9	million	0.8 years	6.9 years
As of December 31, 2014	1,592,854	$0.7	million	0.5 years	6.2 years
The following table sets forth the number of unvested options as of December 31, 2014, 2013 and 2012 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2011	1,256,478	$5.63
Granted	341,541	$5.79
Vested	(734,380)	$4.18
Forfeited	(53,648)	$6.52
Unvested balance at December 31, 2012	809,991	$6.96
Granted	374,214	$4.75
Vested	(399,481)	$7.34
Forfeited	(100,613)	$5.55
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at December 31, 2014	302,324	$5.05
The following tables set forth the number of exercisable options as of December 31, 2014, 2013 and 2012 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2011	646,365	$2.61
Vested	734,380	$4.18
Exercised	(113,955)	$2.56
Options Exercisable at December 31, 2012	1,266,790	$3.52
Vested	399,481	$7.34
Exercised	(250,472)	$2.35
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(507,056)	$3.54
Options Exercisable at December 31, 2014	1,290,530	$5.74

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2012	1,266,790	$17.6	million	$10.24	6.6 years
As of December 31, 2013	1,415,799	$14.7	million	$14.33	6.1 years
As of December 31, 2014	1,290,530	$19.3	million	$18.27	5.8 years
The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $7.7 million, $4.5 million and $1.9 million, respectively.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility used in the Black-Scholes model is based on DFT’s historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the assumptions used to value the stock options granted and the fair value of these options granted during the years ended December 31, 2013 and 2012.

	2013	2012
Number of options granted	374,214	341,541
Exercise price	$22.62	$22.57
Expected term (in years)	5	4
Expected volatility	34%	39%
Expected annual dividend	4%	2%
Risk-free rate	0.83%	0.64%
Fair value at date of grant	$1.8 million	$2.0 million
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

For performance unit grants awarded in 2014, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. For performance unit grants awarded in 2013 and 2012, the entire award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Number of performance units granted	110,441	60,468	61,033
Expected volatility	30%	33%	29%
Expected annual dividend	5%	4%	2%
Risk-free rate	0.74%	0.40%	0.43%
Performance unit fair value at date of grant	$33.50	$25.59	$28.26
Total grant fair value at date of grant	$3.7 million	$1.5 million	$1.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$8.5 million	$4.1 million	$4.1 million

During the year ended December 31, 2014, no performance units were forfeited. During the year ended December 31, 2013, 22,091 performance units were forfeited with a weighted average fair value of $26.93 per unit. As of December 31, 2014, total unearned compensation on outstanding performance units was $3.2 million.

For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares will be issued upon their vesting on March 1, 2015.

13. Earnings Per Share of DFT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Twelve months ended December 31,
	2014	2013	2012
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,486,108	64,645,316	62,866,189
Effect of dilutive securities	600,271	828,723	887,817
Weighted average common shares – diluted	66,086,379	65,474,039	63,754,006
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$78,662	$21,146	$25,977
Net income allocated to unvested restricted shares	(484)	(267)	(188)
Net income attributable to common shares, adjusted	78,178	20,879	25,789
Weighted average common shares – basic	65,486,108	64,645,316	62,866,189
Earnings per common share – basic	$1.19	$0.32	$0.41
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$78,178	$21,146	$25,977
Adjustments to redeemable noncontrolling interests	—	55	84
Adjusted net income available to common shares	78,178	21,201	26,061
Weighted average common shares – diluted	66,086,379	65,474,039	63,754,006
Earnings per common share – diluted	$1.18	$0.32	$0.41

The following table sets forth the amount of restricted shares, stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Twelve months ended December 31,
	2014	2013	2012
Restricted Shares	—	—	—
Stock Options	—	0.6	0.9
Performance Units	0.1	0.1	0.1
14. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Twelve months ended December 31,
	2014	2013	2012
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	81,053,127	80,580,556	81,750,958
Effect of dilutive securities	600,271	828,723	887,817
Weighted average common units – diluted	81,653,398	81,409,279	82,638,775
The following table sets forth the amount of restricted units, stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Twelve months ended December 31,
	2014	2013	2012
Restricted Units	—	—	—
Stock Options	—	0.6	0.9
Performance Units	0.1	0.1	0.1

15. Employee Benefit Plan
We have a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees' contributions up to a maximum match contribution of 4% of the employee's eligible compensation. Our contributions vest immediately. During each of the years ended December 31, 2014, 2013 and 2012, we contributed $0.4 million to the 401(k) Plan.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of December 31, 2014 and 2013, we had no fair value measurements based on level 3 inputs.

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

The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2014 and 2013:

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

•
Debt: As of December 31, 2014, the combined balance of our Unsecured Notes due 2021, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,025.0 million with a fair value of $1,037.8 million based on Level 2 data. The Unsecured Notes due 2021 were valued based on Level 2 data which consisted of a quoted price for the Unsecured Notes due 2021 from a third party financial market data provider. Because our ACC3 Term Loan, Unsecured Credit Facility and Unsecured Term Loan were refinanced in 2014, we believe that their carrying values approximate each of their fair values as of December 31, 2014. Each of these loans bear interest at LIBOR plus a spread that is consistent with current market conditions.

As of December 31, 2013, the combined balance of our Unsecured Notes due 2021, Unsecured Term Loan and ACC3 Term Loan was $869.0 million with a fair value of $872.2 million based on Level 2 and Level 3 data. The Level 2 data was for the Unsecured Notes due 2021 and consisted of a quote from the market maker in the Unsecured Notes due 2021. The Level 3 data is for the ACC3 Loan and the Unsecured Term Loan and is based on discounted cash flows using the one-month LIBOR swap rate of 1.68% as of December 31, 2013 plus a spread that was consistent with current market conditions.

17. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands except share data):

	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$107,977	$105,578	$101,950	$102,087
Net income	29,737	30,272	32,958	31,644
Net income attributable to common shares	18,536	18,960	21,121	20,045
Net income attributable to common shares per common share-basic	0.28	0.29	0.32	0.30
Net income attributable to common shares per common share-diluted (1)	0.28	0.29	0.32	0.30

	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$99,444	$96,342	$91,564	$87,759
Net income (loss)	21,089	(5,958)	21,747	16,727
Net income (loss) attributable to common shares	11,460	(10,228)	11,971	7,943
Net income (loss) attributable to common shares per common share-basic (2)	0.18	(0.16)	0.19	0.12
Net income (loss) attributable to common shares per common share-diluted	0.18	(0.16)	0.18	0.12

(1) Amounts do not equal full year results due to rounding in the second quarter of 2014.
(2) Amounts do not equal full year results due to rounding and the impact of the loss in the third quarter of 2013.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 6). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 and ACC7 data center facilities, the CH2 data center under development, the ACC8 land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of December 31, 2014 and December 31, 2013 and the results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,706	195,833	—	2,623,539
	—	2,507,641	199,691	—	2,707,332
Less: accumulated depreciation	—	(473,203)	(31,666)	—	(504,869)
Net income producing property	—	2,034,438	168,025	—	2,202,463
Construction in progress and land held for development	—	145,229	213,736	—	358,965
Net real estate	—	2,179,667	381,761	—	2,561,428
Cash and cash equivalents	21,806	—	3,574	—	25,380
Rents and other receivables	1,775	5,513	825	—	8,113
Deferred rent	—	139,542	2,823	—	142,365
Lease contracts above market value, net	—	8,054	—	—	8,054
Deferred costs, net	15,957	16,098	6,440	—	38,495
Investment in affiliates	2,547,049	—	—	(2,547,049)	—
Prepaid expenses and other assets	2,865	43,866	1,564	—	48,295
Total assets	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	4,432	19,580	2,961	—	26,973
Construction costs payable	—	4,312	28,637	—	32,949
Accrued interest payable	10,754	—	5	—	10,759
Distribution payable	39,981	—	—	—	39,981
Lease contracts below market value, net	—	7,037	—	—	7,037
Prepaid rents and other liabilities	28	61,728	3,418	—	65,174
Total liabilities	965,195	92,657	150,021	—	1,207,873
Redeemable partnership units	513,134	—	—	—	513,134
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014	166,250	—	—	—	166,250
Common units, 65,189,792 issued and outstanding at December 31, 2014	752,254	2,300,083	246,966	(2,547,049)	752,254
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2014	7,619	—	—	—	7,619
Total partners’ capital	1,111,123	2,300,083	246,966	(2,547,049)	1,111,123
Total liabilities & partners’ capital	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$74,885	$1,071	$—	$75,956
Buildings and improvements	—	2,318,414	102,572	—	2,420,986
	—	2,393,299	103,643	—	2,496,942
Less: accumulated depreciation	—	(386,796)	(26,598)	—	(413,394)
Net income producing property	—	2,006,503	77,045	—	2,083,548
Construction in progress and land held for development	—	154,404	147,664	—	302,068
Net real estate	—	2,160,907	224,709	—	2,385,616
Cash and cash equivalents	32,903	—	1,611	—	34,514
Rents and other receivables	4,226	3,981	4,467	—	12,674
Deferred rent	—	144,377	5,661	—	150,038
Lease contracts above market value, net	—	9,154	—	—	9,154
Deferred costs, net	17,318	16,971	5,577	—	39,866
Investment in affiliates	2,372,121	—	—	(2,372,121)	—
Prepaid expenses and other assets	2,264	37,331	4,912	—	44,507
Total assets	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	154,000	—	—	—	154,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,547	14,582	5,437	—	23,566
Construction costs payable	—	22,670	22,774	—	45,444
Accrued interest payable	9,970	—	13	—	9,983
Distribution payable	25,971	—	—	—	25,971
Lease contracts below market value, net	—	10,530	—	—	10,530
Prepaid rents and other liabilities	45	49,915	6,616	—	56,576
Total liabilities	793,533	97,697	149,840	—	1,041,070
Redeemable partnership units	387,244	—	—	—	387,244
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2013	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2013	166,250	—	—	—	166,250
Common units, 64,542,901 issued and outstanding at December 31, 2013	887,695	2,275,024	97,097	(2,372,121)	887,695
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2013	9,110	—	—	—	9,110

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands) (Continued)

	December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Total partners’ capital	1,248,055	2,275,024	97,097	(2,372,121)	1,248,055
Total liabilities & partners’ capital	$2,428,832	$2,372,721	$246,937	$(2,372,121)	$2,676,369

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$17,499	$267,454	$18,413	$(17,650)	$285,716
Recoveries from tenants	—	115,185	9,668	—	124,853
Other revenues	—	1,657	5,489	(123)	7,023
Total revenues	17,499	384,296	33,570	(17,773)	417,592
Expenses:
Property operating costs	—	123,140	11,822	(17,623)	117,339
Real estate taxes and insurance	—	13,323	872	—	14,195
Depreciation and amortization	63	90,770	5,947	—	96,780
General and administrative	16,159	82	940	—	17,181
Other expenses	3,508	1,526	4,338	(150)	9,222
Total expenses	19,730	228,841	23,919	(17,773)	254,717
Operating (loss) income	(2,231)	155,455	9,651	—	162,875
Interest income	115	—	1	—	116
Interest:
Expense incurred	(41,222)	4,323	3,200	—	(33,699)
Amortization of deferred financing costs	(3,173)	273	(80)	—	(2,980)
Loss on early extinguishment of debt	(1,701)	—	—	—	(1,701)
Equity in earnings	172,823	—	—	(172,823)	—
Net income (loss)	124,611	160,051	12,772	(172,823)	124,611
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net income (loss) attributable to common units	$97,366	$160,051	$12,772	$(172,823)	$97,366

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$15,301	$248,719	$17,126	$(15,451)	$265,695
Recoveries from tenants	—	94,794	9,477	—	104,271
Other revenues	—	1,668	3,613	(138)	5,143
Total revenues	15,301	345,181	30,216	(15,589)	375,109
Expenses:
Property operating costs	198	108,536	10,227	(15,439)	103,522
Real estate taxes and insurance	—	13,931	449	—	14,380
Depreciation and amortization	81	88,556	4,421	—	93,058
General and administrative	15,605	97	559	—	16,261
Other expenses	778	304	2,718	(150)	3,650
Total expenses	16,662	211,424	18,374	(15,589)	230,871
Operating (loss) income	(1,361)	133,757	11,842	—	144,238
Interest income	(148)	20	—	265	137
Interest:
Expense incurred	(47,343)	351	814	(265)	(46,443)
Amortization of deferred financing costs	(3,054)	(167)	(128)	—	(3,349)
Loss on early extinguishment of debt	(39,278)	(1,700)	—	—	(40,978)
Equity in earnings	144,789	—	—	(144,789)	—
Net income (loss)	53,605	132,261	12,528	(144,789)	53,605
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net income (loss) attributable to common units	$26,360	$132,261	$12,528	$(144,789)	$26,360

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(40,234)	$264,409	$20,339	$—	$244,514
Cash flow from investing activities
Investments in real estate – development	(404)	(111,791)	(153,179)	—	(265,374)
Land acquisition costs	—	—	—	—	—
Investments in affiliates	5,654	(146,188)	140,534	—	—
Interest capitalized for real estate under development	(10)	(4,323)	(5,311)	—	(9,644)
Improvements to real estate	—	(1,850)	(66)	—	(1,916)
Additions to non-real estate property	(20)	(257)	(39)	—	(316)
Net cash provided by (used in) investing activities	5,220	(264,409)	(18,061)	—	(277,250)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(3,514)	—	(315)	—	(3,829)
Issuance of OP units for stock option exercises, net	4,363	—	—	—	4,363
Distributions	(132,932)	—	—	—	(132,932)
Net cash used in financing activities	23,917	—	(315)	—	23,602
Net (decrease) increase in cash and cash equivalents	(11,097)	—	1,963	—	(9,134)
Cash and cash equivalents, beginning	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending	$21,806	$—	$3,574	$—	$25,380

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2013
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(48,725)	$225,903	$16,583	$—	$193,761
Cash flow from investing activities
Investments in real estate – development	(9)	(50,827)	(78,496)	—	(129,332)
Land acquisition costs	—	—	(14,186)	—	(14,186)
Investments in affiliates	62,508	(28,856)	(33,652)	—	—
Interest capitalized for real estate under development	—	(1,399)	(2,375)	—	(3,774)
Improvements to real estate	—	(5,513)	(244)	—	(5,757)
Additions to non-real estate property	(6)	(65)	—	—	(71)
Net cash provided by (used in) investing activities	62,493	(86,660)	(128,953)	—	(153,120)
Cash flow from financing activities
Line of credit:
Proceeds	102,000	—	—	—	102,000
Repayments	(120,000)	—	—	—	(120,000)
Mortgage notes payable:
Proceeds	—	—	115,000	—	115,000
Lump sum payoffs	—	(138,300)	—	—	(138,300)
Repayments	—	(1,300)	—	—	(1,300)
Unsecured term loan:
Proceeds	154,000	—	—	—	154,000
Unsecured notes payable:
Proceeds	600,000	—	—	—	600,000
Repayments	(550,000)	—	—	—	(550,000)
Payments of financing costs	(16,419)	(4)	(1,700)	—	(18,123)
Payments for early extinguishment of debt	(32,544)	—	—	—	(32,544)
Issuance of OP units for stock option exercises, net	1,711	—	—	—	1,711
Stock repurchases	(37,792)	—	—	—	(37,792)
Distributions	(100,061)	—	—	—	(100,061)
Net cash provided by (used in) financing activities	895	(139,604)	113,300	—	(25,409)
Net increase (decrease) in cash and cash equivalents	14,663	(361)	930	—	15,232
Cash and cash equivalents, beginning	18,240	361	681	—	19,282
Cash and cash equivalents, ending	$32,903	$—	$1,611	$—	$34,514

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2012
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(49,869)	$168,236	$14,396	$—	$132,763
Cash flow from investing activities
Investments in real estate – development	(26)	(84,877)	(9,850)	—	(94,753)
Land Acquisition Costs	—	(3,830)	—	—	(3,830)
Investments in affiliates	69,833	(65,480)	(4,353)	—	—
Interest capitalized for real estate under development	—	(4,244)	(190)	—	(4,434)
Improvements to real estate	—	(4,395)	(31)	—	(4,426)
Additions to non-real estate property	(19)	(20)	(18)	—	(57)
Net cash used in investing activities	69,788	(162,846)	(14,442)	—	(107,500)
Cash flow from financing activities
Line of credit:
Proceeds	48,000	—	—	—	48,000
Repayments	(50,000)	—	—	—	(50,000)
Mortgage notes payable:
Repayments	—	(5,200)	—	—	(5,200)
Payments of financing costs	(2,084)	(25)	—	—	(2,109)
Issuance of preferred units, net of offering costs	62,694	—	—	—	62,694
Issuance of OP units for stock option exercises, net	868	—	—	—	868
Distributions	(70,331)	—	—	—	(70,331)
Net cash provided by (used in) financing activities	(10,853)	(5,225)	—	—	(16,078)
Net (decrease) increase in cash and cash equivalents	9,066	165	(46)	—	9,185
Cash and cash equivalents, beginning	9,174	196	727	—	10,097
Cash and cash equivalents, ending	$18,240	$361	$681	$—	$19,282

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE II
CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS
DECEMBER 31, 2014
(in thousands)

	Balance at Beginning of Period	Charges to Operations	Net Recovery (Deductions)	Balance at End of Period
Allowance for doubtful accounts:
Twelve months ended December 31, 2014	$3,700	$4,829	$(9)	$8,520
Twelve months ended December 31, 2013	2,961	739	—	3,700
Twelve months ended December 31, 2012	—	2,961	—	2,961

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(in thousands)

	Encum-brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carry Amount at December 31, 2014					Accumulated Depreciation at December 31, 2014	Year Built/ Renovated	Year Acquired
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land		Buildings & Improvements		Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$—	$2,058	$2,500		$159,158		$161,658	$(50,035)	2005	2001
ACC3 (2)	115,000	1,071	—	—	95,926	1,071	1	95,926	1	96,997	(29,313)	2006	2001
ACC4 (1)	—	6,600	506,081	—	32,470	6,600	2	538,551	2	545,151	(137,876)	2007	2006
ACC5 (1)	—	6,443	43	—	298,478	6,443	3	298,521	3	304,964	(50,191)	2009-2010	2007
ACC6 (1)	—	5,518	214,294	—	2,403	5,518	4	216,697	4	222,215	(20,207)	2009-2011	2007
ACC7 Phase I	—	2,787		—	92,989	2,787	4	92,989	4	95,776	(1,315)	2014	2011
CH1 (1)	—	22,450	238,746	1,161	119,666	23,611	5	358,412	5	382,023	(57,891)	2007-2008	2007
NJ1 Phase I (1)	—	4,311	191,649	—	18,487	4,311	6	210,136	6	214,447	(29,064)	2008-2010	2007
SC1 Phase I and IIA (1)	—	15,152	—	—	325,537	15,152	7	325,537	7	340,689	(25,581)	2008-2014	2007
VA3 (1)	—	9,000	172,881	—	5,481	9,000	8	178,362	8	187,362	(58,261)	2003-2004	2003
VA4 (1)	—	6,800	140,575	—	8,675	6,800	9	149,250	9	156,050	(45,135)	2005	2005
Subtotal	115,000	82,632	1,621,369	1,161	1,002,170	83,793		2,623,539		2,707,332	(504,869)

Development Properties
SC1 Phase IIB (1)	—	5,049	95,591	—	—	5,049	8	95,591	8	100,640	—		2007
ACC7 Phase II to IV	—	6,966	85,384	—	—	6,966	9	85,384	9	92,350	—		2011
CH2	—	14,393	102,703	—	—	14,393	10	102,703	10	117,096	—		2013
NJ1 Phase II (1)	—	4,318	34,894	—	—	4,318	11	34,894	11	39,212	—		2007
ACC8	—	3,785	505	—	—	3,785	12	505	12	4,290	—		2007
SC2 (1)	—	5,377	—	—	—	5,377	13	—	13	5,377	—		2007
Subtotal	—	39,888	319,077	—	—	39,888		319,077		358,965	—

Grand Total (3)	$115,000	$122,520	$1,940,446	$1,161	$1,002,170	$123,681		$2,942,616		$3,066,297	$(504,869)

(1) The subsidiaries that own these data centers and development properties are guarantors of the Company's Unsecured Notes and Unsecured Credit Facility.
(2) The subsidiary that owns this data center is encumbered by the Company's ACC3 Term Loan.
(3) The aggregate gross cost of the Company's properties for federal income tax purposes was $2,360 million (unaudited) as of December 31, 2014.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(in thousands)

	2014	2013	2012
Real estate assets
Balance, beginning of period	$2,799,010	$2,607,630	$2,507,381
Additions - property acquisitions	—	14,186	3,830
Additions - improvements	267,357	177,194	96,419
Deductions - write offs	(70)	—	—
Balance, end of period	$3,066,297	$2,799,010	$2,607,630

Accumulated depreciation
Balance, beginning of period	$413,394	$325,740	$242,245
Additions - depreciation	91,545	87,654	83,495
Deductions - write offs	(70)	—	—
Balance, end of period	$504,869	$413,394	$325,740

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
DFT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of DFT's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, DFT's independent registered public accounting firm, as stated in their report which appears on page 62 of this Annual Report on Form 10-K.
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

DFT's management assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by DFT's management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the Operating Partnership's independent registered public accounting firm, as stated in their report which appears on page 64 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company's Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information About our Board of Directors and its Committees,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2015 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the Company's Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This information is incorporated by reference from the Company's Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(1)	FINANCIAL STATEMENTS
The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.

(2)	FINANCIAL STATEMENT SCHEDULES
Schedule II - Consolidated Allowance for Doubtful Accounts. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
Schedule III - Consolidated Real Estate and Accumulated Depreciation. The response to this portion of Item 15 is submitted under Item 8 of this Report on Form 10-K.
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

[SEE EXHIBIT INDEX BELOW.]

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

10.3.9
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

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

10.4.3
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

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

10.5.5
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014 (Registration No. 001-33748)).

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

10.7.3
First Amendment to Third Amended and Restated Employment Agreement, dated December 2, 2014, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 8, 2014 (Registration No. 001-33748)).

10.7.4
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.8.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

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

10.11.1
Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.11.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.12.1
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.13.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.13.2
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

10.23.1	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.2	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.3	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.4	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

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

DUPONT FABROS TECHNOLOGY, INC.

Date:	February 25, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	February 25, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont	Chairman of the Board of Directors	February 25, 2015
Lammot J. du Pont

/s/ Hossein Fateh	Vice Chairman of the Board of Directors	February 25, 2015
Hossein Fateh

/s/ Michael A. Coke	Director	February 25, 2015
Michael A. Coke

/s/ Thomas D. Eckert	Director	February 25, 2015
Thomas D. Eckert

/s/ Jonathan G. Heiliger	Director	February 25, 2015
Jonathan G. Heiliger

/s/ Frederic V. Malek	Director	February 25, 2015
Frederic V. Malek

/s/ John T. Roberts	Director	February 25, 2015
John T. Roberts

/s/ John H. Toole	Director	February 25, 2015
John H. Toole

/s/ Christopher P. Eldredge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Christopher P. Eldredge

/s/ Jeffrey H. Foster	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Jeffrey H. Foster

/s/ James W. Armstrong	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015
James W. Armstrong

Exhibit Index

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

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

10.3.9
Fifth Amendment to Credit Agreement and Other Loan Documents, dated as of May 13, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

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

10.4.3
First Amendment to Credit Agreement, dated as of May 9, 2014, by and among Quill Equity LLC, as Borrower, DuPont Fabros Technology, L.P., as Guarantor, KeyBank National Association, as Agent and a Lender, and the other lending institutions that are parties thereto (and the other lending institutions that may become party thereto), as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 14, 2014 (Registration No. 001-33748)).

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

10.5.5
First Amendment to Term Loan Agreement and Other Loan Documents, dated as of July 21, 2014, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on July 24, 2014 (Registration No. 001-33748)).

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

10.7.3
First Amendment to Third Amended and Restated Employment Agreement, dated December 2, 2014, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on December 8, 2014 (Registration No. 001-33748)).

10.7.4
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.8.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

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

10.11.1
Severance Agreement between Maria Kenny and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.11.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.11.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Maria Kenny (Incorporated by reference to Exhibit 10.11.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (Registration No. 001-33748)).

10.12.1
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.13.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.13.2
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

10.23.1	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.2	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.3	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.23.4	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.*

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).*

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).*

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).*

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).*

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).*

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).*

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