Form 10-Q
period 2015-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2015-05-07
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,374,247

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2015, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$83,793	$83,793
Buildings and improvements	2,624,963	2,623,539
	2,708,756	2,707,332
Less: accumulated depreciation	(528,539)	(504,869)
Net income producing property	2,180,217	2,202,463
Construction in progress and land held for development	410,870	358,965
Net real estate	2,591,087	2,561,428
Cash and cash equivalents	27,059	29,598
Rents and other receivables, net	11,712	8,113
Deferred rent, net	138,582	142,365
Lease contracts above market value, net	7,779	8,054
Deferred costs, net	38,029	38,495
Prepaid expenses and other assets	50,431	48,295
Total assets	$2,864,679	$2,836,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$150,000	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	28,529	26,973
Construction costs payable	25,482	32,949
Accrued interest payable	1,943	10,759
Dividend and distribution payable	39,685	39,981
Lease contracts below market value, net	6,169	7,037
Prepaid rents and other liabilities	67,824	65,174
Total liabilities	1,284,632	1,207,873
Redeemable noncontrolling interests – operating partnership	503,901	513,134
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at March 31, 2015 and December 31, 2014	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,375,225 shares issued and outstanding at March 31, 2015 and 66,061,804 shares issued and outstanding at December 31, 2014	65	66
Additional paid in capital	724,831	764,025
Retained earnings	—	—
Total stockholders’ equity	1,076,146	1,115,341
Total liabilities and stockholders’ equity	$2,864,679	$2,836,348
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Base rent	$71,573	$69,204
Recoveries from tenants	33,305	31,689
Other revenues	2,436	1,194
Total revenues	107,314	102,087
Expenses:
Property operating costs	31,493	30,095
Real estate taxes and insurance	3,976	3,467
Depreciation and amortization	25,027	23,269
General and administrative	4,343	4,240
Other expenses	7,253	873
Total expenses	72,092	61,944
Operating income	35,222	40,143
Interest income	11	68
Interest:
Expense incurred	(8,258)	(7,824)
Amortization of deferred financing costs	(642)	(743)
Net income	26,333	31,644
Net income attributable to redeemable noncontrolling interests – operating partnership	(3,719)	(4,788)
Net income attributable to controlling interests	22,614	26,856
Preferred stock dividends	(6,811)	(6,811)
Net income attributable to common shares	$15,803	$20,045
Earnings per share – basic:
Net income attributable to common shares	$0.24	$0.30
Weighted average common shares outstanding	65,506,028	65,348,269
Earnings per share – diluted:
Net income attributable to common shares	$0.24	$0.30
Weighted average common shares outstanding	66,456,271	65,823,921
Dividends declared per common share	$0.42	$0.35
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$1,115,341
Net income attributable to controlling interests					22,614	22,614
Dividends declared on common stock				(11,654)	(15,803)	(27,457)
Dividends earned on preferred stock					(6,811)	(6,811)
Redemption of operating partnership units		18,000		598		598
Common stock repurchases		(1,002,610)	(1)	(31,911)		(31,912)
Issuance of stock awards		530,419		1,761		1,761
Retirement and forfeiture of stock awards		(232,388)		(7,489)		(7,489)
Amortization of deferred compensation costs				3,623		3,623
Adjustments to redeemable noncontrolling interests – operating partnership				5,878		5,878
Balance at March 31, 2015	$351,250	65,375,225	$65	$724,831	$—	$1,076,146
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2015	2014
Cash flow from operating activities
Net income	$26,333	$31,644
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,027	23,269
Straight line revenues, net of reserve	3,783	711
Amortization of deferred financing costs	642	743
Amortization of lease contracts above and below market value	(593)	(599)
Compensation paid with Company common shares	5,290	1,593
Changes in operating assets and liabilities
Rents and other receivables	(3,599)	(979)
Deferred costs	(1,474)	(52)
Prepaid expenses and other assets	(2,052)	(5,933)
Accounts payable and accrued liabilities	1,916	(1,191)
Accrued interest payable	(8,816)	(8,012)
Prepaid rents and other liabilities	2,635	3,297
Net cash provided by operating activities	49,092	44,491
Cash flow from investing activities
Investments in real estate – development	(57,584)	(80,159)
Interest capitalized for real estate under development	(2,856)	(2,965)
Improvements to real estate	(574)	(425)
Additions to non-real estate property	(176)	(220)
Net cash used in investing activities	(61,190)	(83,769)
Cash flow from financing activities
Line of credit:
Proceeds	90,000	—
Unsecured term loan:
Proceeds	—	96,000
Payments of financing costs	—	(96)
Equity compensation (payments) proceeds	(7,489)	3,457
Common stock repurchases	(31,912)	—
Dividends and distributions:
Common shares	(27,745)	(16,301)
Preferred shares	(6,811)	(6,811)
Redeemable noncontrolling interests – operating partnership	(6,484)	(3,918)
Net cash provided by financing activities	9,559	72,331
Net (decrease) increase in cash and cash equivalents	(2,539)	33,053
Cash and cash equivalents, beginning	29,598	38,733
Cash and cash equivalents, ending	$27,059	$71,786
Supplemental information:
Cash paid for interest	$19,930	$18,802
Deferred financing costs capitalized for real estate under development	$231	$170
Construction costs payable capitalized for real estate under development	$25,482	$25,489
Redemption of operating partnership units	$598	$2,100
Adjustments to redeemable noncontrolling interests - operating partnership	$(5,878)	$(9,334)
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$83,793	$83,793
Buildings and improvements	2,624,963	2,623,539
	2,708,756	2,707,332
Less: accumulated depreciation	(528,539)	(504,869)
Net income producing property	2,180,217	2,202,463
Construction in progress and land held for development	410,870	358,965
Net real estate	2,591,087	2,561,428
Cash and cash equivalents	22,841	25,380
Rents and other receivables, net	11,712	8,113
Deferred rent, net	138,582	142,365
Lease contracts above market value, net	7,779	8,054
Deferred costs, net	38,029	38,495
Prepaid expenses and other assets	50,431	48,295
Total assets	$2,860,461	$2,832,130
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$150,000	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable	600,000	600,000
Accounts payable and accrued liabilities	28,529	26,973
Construction costs payable	25,482	32,949
Accrued interest payable	1,943	10,759
Dividend and distribution payable	39,685	39,981
Lease contracts below market value, net	6,169	7,037
Prepaid rents and other liabilities	67,824	65,174
Total liabilities	1,284,632	1,207,873
Redeemable partnership units	503,901	513,134
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2015 and December 31, 2014	166,250	166,250
Common units, 64,712,852 issued and outstanding at March 31, 2015 and 65,399,431 issued and outstanding at December 31, 2014	713,376	752,254
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2015 and December 31, 2014	7,302	7,619
Total partners’ capital	1,071,928	1,111,123
Total liabilities and partners’ capital	$2,860,461	$2,832,130
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2015	2014
Revenues:
Base rent	$71,573	$69,204
Recoveries from tenants	33,305	31,689
Other revenues	2,436	1,194
Total revenues	107,314	102,087
Expenses:
Property operating costs	31,493	30,095
Real estate taxes and insurance	3,976	3,467
Depreciation and amortization	25,027	23,269
General and administrative	4,343	4,240
Other expenses	7,253	873
Total expenses	72,092	61,944
Operating income	35,222	40,143
Interest income	11	68
Interest:
Expense incurred	(8,258)	(7,824)
Amortization of deferred financing costs	(642)	(743)
Net income	26,333	31,644
Preferred unit distributions	(6,811)	(6,811)
Net income attributable to common units	$19,522	$24,833
Earnings per unit – basic:
Net income attributable to common units	$0.24	$0.30
Weighted average common units outstanding	80,926,265	80,956,206
Earnings per unit – diluted:
Net income attributable to common units	$0.24	$0.30
Weighted average common units outstanding	81,876,508	81,431,858
Distributions declared per common unit	$0.42	$0.35
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
Net income			26,066		267	26,333
Common unit distributions			(33,655)		(278)	(33,933)
Preferred unit distributions			(6,742)		(69)	(6,811)
Issuance of OP units to DFT when redeemable partnership units redeemed		18,000	598			598
OP unit repurchases		(1,002,610)	(31,912)			(31,912)
Issuance of OP units for stock awards		530,419	1,761			1,761
Retirement and forfeiture of OP units		(232,388)	(7,489)			(7,489)
Amortization of deferred compensation costs			3,623			3,623
Adjustments to redeemable partnership units			8,872		(237)	8,635
Balance at March 31, 2015	$351,250	64,712,852	$713,376	662,373	$7,302	$1,071,928
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2015	2014
Cash flow from operating activities
Net income	$26,333	$31,644
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,027	23,269
Straight line rent, net of reserve	3,783	711
Amortization of deferred financing costs	642	743
Amortization of lease contracts above and below market value	(593)	(599)
Compensation paid with Company common shares	5,290	1,593
Changes in operating assets and liabilities
Rents and other receivables	(3,599)	(979)
Deferred costs	(1,474)	(52)
Prepaid expenses and other assets	(2,052)	(5,933)
Accounts payable and accrued liabilities	1,916	(1,190)
Accrued interest payable	(8,816)	(8,012)
Prepaid rents and other liabilities	2,635	3,297
Net cash provided by operating activities	49,092	44,492
Cash flow from investing activities
Investments in real estate – development	(57,584)	(80,159)
Interest capitalized for real estate under development	(2,856)	(2,965)
Improvements to real estate	(574)	(425)
Additions to non-real estate property	(176)	(220)
Net cash used in investing activities	(61,190)	(83,769)
Cash flow from financing activities
Line of credit:
Proceeds	90,000	—
Unsecured term loan:
Proceeds	—	96,000
Payments of financing costs	—	(96)
Equity compensation (payments) proceeds	(7,489)	3,457
OP unit repurchases	(31,912)	—
Distributions	(41,040)	(27,030)
Net cash provided by financing activities	9,559	72,331
Net (decrease) increase in cash and cash equivalents	(2,539)	33,054
Cash and cash equivalents, beginning	25,380	34,514
Cash and cash equivalents, ending	$22,841	$67,568
Supplemental information:
Cash paid for interest	$19,930	$18,802
Deferred financing costs capitalized for real estate under development	$231	$170
Construction costs payable capitalized for real estate under development	$25,482	$25,489
Redemption of operating partnership units	$598	$2,100
Adjustments to redeemable partnership units	$(8,635)	$(4,547)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of March 31, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of March 31, 2015, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1 Phases I and IIA;

•	three data centers currently under development – SC1 Phase IIB, CH2 Phase I and ACC7 Phase II;

•	data center projects available for future development – ACC7 Phases III-IV, CH2 Phases II-III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8 and SC2.
SC1 Phase IIB was placed into service in May 2015.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-

operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $23.9 million and $22.2 million for the three months ended March 31, 2015 and 2014, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.7 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the three months ended March 31, 2015 and 2014.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method, or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit
Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured
Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. Balances, net of accumulated amortization, at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Financing costs	$24,110	$24,110
Accumulated amortization	(7,693)	(6,820)
Financing costs, net	$16,417	$17,290

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. Leasing costs incurred for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Leasing costs incurred for new leases	$373	$52
Leasing costs incurred for renewals	1,101	—
Total leasing costs incurred	$1,474	$52

Amortization of deferred leasing costs totaled $1.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Balances, net of accumulated amortization, at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Leasing costs	$53,832	$52,358
Accumulated amortization	(32,220)	(31,153)
Leasing costs, net	$21,612	$21,205
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2015 and December 31, 2014, the fuel inventory was $4.4 million and $4.3 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
Rental Income
We, as a lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases. For lease agreements that provide for scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non-cancellable term of the leases, which commences when control of the space and critical power have been provided to the customer. If the lease contains an early termination clause with a penalty payment, we determine the lease termination date by evaluating whether the penalty reasonably assures that the lease will not be terminated early. Lease inducements, which include free rent or cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Straight-line rents receivable are included in deferred rent in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of lease intangibles associated with that lease will be written off to rental revenue. Balances, net of accumulated amortization, at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Lease contracts above market value	$23,100	$23,100
Accumulated amortization	(15,321)	(15,046)
Lease contracts above market value, net	$7,779	$8,054

Lease contracts below market value	$39,375	$39,375
Accumulated amortization	(33,206)	(32,338)
Lease contracts below market value, net	$6,169	$7,037

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of March 31, 2015 and December 31, 2014, we applied interest received to the note principal balance and had reserves against rents and other receivables of $5.1 million and $4.9 million, respectively. We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of March 31, 2015 and December 31, 2014, we had reserves against deferred rent of $3.7 million.

The reserves described above were established for one customer that restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us were converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring, this customer deferred two-thirds of its base rent payments due for its lease at our NJ1 facility through July 2014, which were added to the note. In February 2015, this customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. To date, we have applied the interest portion of all note payments received, totaling $1.2 million, to the note principal balance on our consolidated balance sheet. The note balance as of March 31, 2015 and December 31, 2014 was $6.5 million and $6.6 million, respectively, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. The note receivable balance, net of reserves and interest applied to the principal, as of March 31, 2015 and December 31, 2014 was $1.4 million and $1.7 million, respectively.

Due to the uncertainty surrounding this customer's ability to pay its contractual rent obligations, we have also reserved $3.7 million of this customer's deferred rent receivable balance of $8.5 million as of March 31, 2015.
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

Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Net income attributable to redeemable noncontrolling interests – operating partnership	—	3,719
Distributions declared	—	(6,476)
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable noncontrolling interests – operating partnership	—	(5,878)
Balance at March 31, 2015	15,419,237	$503,901
The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable partnership units	—	(8,635)
Balance at March 31, 2015	15,419,237	$503,901
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net income attributable to controlling interests	$22,614	$26,856
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	6,476	11,434
	$29,090	$38,290

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

Recently Issued Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. We will be required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented.
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
3. Real Estate Assets
The following is a summary of our properties as of March 31, 2015 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,199		$161,699
ACC3	Ashburn, VA	1,071	95,978		97,049
ACC4	Ashburn, VA	6,600	538,557		545,157
ACC5	Ashburn, VA	6,443	298,708		305,151
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I	Ashburn, VA	2,787	94,077		96,864
VA3	Reston, VA	9,000	178,362		187,362
VA4	Bristow, VA	6,800	149,250		156,050
CH1	Elk Grove Village, IL	23,611	358,412		382,023
NJ1 Phase I	Piscataway, NJ	4,311	210,136		214,447
SC1 Phase I and IIA	Santa Clara, CA	15,152	325,587		340,739
		83,793	2,624,963	—	2,708,756
Construction in progress and land held for development	(1)			410,870	410,870
		$83,793	$2,624,963	$410,870	$3,119,626

(1)	Properties located in Ashburn, VA (ACC7 Phases II-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC1 Phase IIB and SC2).

4. Debt
Debt Summary as of March 31, 2015 and December 31, 2014
($ in thousands)

	March 31, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	10%	1.7%	3.0	$115,000
Unsecured	1,000,000	90%	4.2%	5.4	910,000
Total	$1,115,000	100%	3.9%	5.2	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	54%	5.9%	6.5	$600,000
Fixed Rate Debt	600,000	54%	5.9%	6.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	150,000	14%	1.7%	3.1	60,000
Unsecured Term Loan	250,000	22%	1.7%	4.3	250,000
ACC3 Term Loan	115,000	10%	1.7%	3.0	115,000
Floating Rate Debt	515,000	46%	1.7%	3.7	425,000
Total	$1,115,000	100%	3.9%	5.2	$1,025,000
Outstanding Indebtedness

ACC3 Term Loan

We have a $115 million term loan facility (the “ACC3 Term Loan”) that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2015.
Unsecured Term Loan

We have an unsecured term loan facility (the "Unsecured Term Loan"), which has a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
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
The applicable margin is currently set at pricing level 1. The terms of the Unsecured Term Loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

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
We were in compliance with all of the covenants under the loan as of March 31, 2015.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2015.
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $560 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of March 31, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of March 31, 2015, $150.0 million of borrowings were outstanding under this facility. As of May 7, 2015, $180.0 million of borrowings were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2015.

A summary of our debt maturity schedule as of March 31, 2015 is as follows:
Debt Maturity as of March 31, 2015
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2015	$—		$—		$—	—	—
2016	—		3,750	(2)	3,750	0.3%	1.7%
2017	—		8,750	(2)	8,750	0.8%	1.7%
2018	—		252,500	(2)(3)	252,500	22.7%	1.7%
2019	—		250,000	(4)	250,000	22.4%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	53.8%	5.9%
Total	$600,000		$515,000		$1,115,000	100%	3.9%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

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
Contracts related to the development of the SC1 Phase IIB, CH2 Phase I and ACC7 Phase II data centers were in place as of March 31, 2015. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2015, the SC1 Phase IIB control estimate was $55.2 million, of which $48.8 million has been incurred. An additional $1.6 million has been committed under this contract as of March 31, 2015. As of March 31, 2015, the CH2 Phase I control estimate was $165.1 million, of which $130.3 million has been incurred. An additional $21.0 million has been committed under this contract as of March 31, 2015. As of March 31, 2015, the ACC7 Phase II control estimate was $39.1 million, of which $1.8 million has been incurred. An additional $12.6 million has been committed under this contract as of March 31, 2015.
In February 2015, we entered into two purchase agreements under which we will acquire two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by Lammot J. du Pont, our Chairman of the Board, and Hossein Fateh, our Vice Chairman of the Board.
One agreement relates to the purchase of a 34.8 acre site that is adjacent to the Ashburn Corporate Center, where our ACC2, ACC3, ACC4, ACC5, ACC6 and ACC7 data center facilities are located, for a total purchase price of $15.5 million. The sole managers of the entity that owns this site are a limited liability company owned solely by Mr. du Pont, which also owns approximately 7% of the seller, and a limited liability company owned solely by Mr. Fateh, which also owns approximately 1% of the seller.
The other agreement relates to the purchase of an 8.7 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities for a total purchase price of $4.6 million. Mssrs. du Pont and Fateh are the sole managers of the limited liability company that manages the entity that owns this site. Mr. du Pont directly and indirectly owns approximately 23% of the seller, and Mr. Fateh directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared by an independent appraisal firm.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman and Vice Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2015 without triggering the tax protection provisions is approximately 80% of the initial built in gain of $667 million (unaudited), or $534 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of March 31, 2015, none of the tax protection provisions had been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2015, the tax protection provisions were triggered, we could be liable for protection on the taxes related to up to approximately $12 million (unaudited) of built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of March 31, 2015 and December 31, 2014 was $503.9 million and $513.1 million, respectively, based on the closing share price of DFT’s common stock of $32.68 and $33.24, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2015, OP unitholders redeemed a total of 18,000 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2015, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.
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
In 2015, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2015, DFT declared and paid the following cash dividend per share on its common stock, of which the OP paid an equivalent distribution on OP units:

•	$0.42 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120.0 million of DFT's common stock in 2015. This program was announced on February 5, 2015, and will expire on December 31, 2015. During the three months ended March 31, 2015, DFT repurchased 1,002,610 shares of its common stock, and $88.1 million is still available for repurchase under the program. All repurchased shares were retired immediately, and the OP retired an equivalent number of units.
In connection with the departure of our former chief executive officer, Hossein Fateh, in February 2015, DFT issued the following shares of common stock during the three months ended March 31, 2015, of which the OP issued an equivalent number of units to the REIT:

•	an award of 55,742 shares of fully vested common stock with a fair value of $1.8 million on the grant date, which was expensed during the three months ended March 31, 2015,

•
346 shares of fully vested common stock as consideration for Mr. Fateh's continuing service as Vice Chairman of the Board of Directors with a fair value of less than $0.1 million on the grant date, and

•
320,676 shares of fully vested common stock in connection with the accelerated vesting of certain unvested performance units held by Mr. Fateh. $1.9 million was expensed during the three months ended March 31, 2015 related to the accelerated vesting of these performance units.

Furthermore, $0.3 million was expensed during the three months ended March 31, 2015 in connection with the accelerated vesting of certain unvested stock options held by Mr. Fateh. Mr. Fateh is also entitled to receive a cash severance payment of $1.3 million which was expensed during the three months ended March 31, 2015 and will be paid six months following his separation date.

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
As of March 31, 2015, 3,198,419 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 3,101,581.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	323,989	$24.10
Granted	153,655	$32.26
Vested	(124,197)	$23.78
Forfeited	(888)	$24.61
Unvested balance at March 31, 2015	352,559	$27.76
During the three months ended March 31, 2015, we issued 153,655 shares of restricted stock, which had an aggregate value of $5.0 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the three months ended March 31, 2015, 124,197 shares of restricted stock vested at a value of $3.9 million on the respective vesting dates.
As of March 31, 2015, total unearned compensation on restricted stock was $9.0 million, and the weighted average vesting period was 1.7 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the three months ended March 31, 2015, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the three months ended March 31, 2015 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2014	1,592,854	$19.09
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Under option, March 31, 2015	1,592,854	$19.09

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of March 31, 2015	1,592,854	$0.2	million	0.9 years	5.9 years
The following table sets forth the number of unvested options as of March 31, 2015 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	302,324	$5.05
Granted	—	$—
Vested	(256,536)	$5.11
Forfeited	—	$—
Unvested balance at March 31, 2015	45,788	$4.75
The following tables sets forth the number of exercisable options as of March 31, 2015 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2014	1,290,530	$5.74
Vested	256,536	$5.11
Exercised	—	$—
Options Exercisable at March 31, 2015	1,547,066	$5.63

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2015	1,547,066	$21.2	million	$18.99	5.9 years

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
For performance unit grants awarded in 2014 and 2015, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the three months ended March 31, 2015.

Assumption
Number of performance units granted	48,674
Expected volatility	24%
Expected annual dividend	5.18%
Risk-free rate	1.06%
Performance unit fair value at date of grant	$38.34
Total grant fair value at date of grant	$1.9 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.7 million

During three months ended March 31, 2015, no performance units were forfeited. As of March 31, 2015, total unearned compensation on outstanding performance units was $2.8 million.

For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares were issued upon their vesting on
March 31, 2015.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2015	2014
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,506,028	65,348,269
Effect of dilutive securities	950,243	475,652
Weighted average common shares – diluted	66,456,271	65,823,921
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$15,803	$20,045
Net income allocated to unvested restricted shares	(147)	(116)
Net income attributable to common shares, adjusted	15,656	19,929
Weighted average common shares – basic	65,506,028	65,348,269
Earnings per common share – basic	$0.24	$0.30
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$15,656	$20,045
Adjustments to redeemable noncontrolling interests	—	27
Adjusted net income available to common shares	15,656	20,072
Weighted average common shares – diluted	66,456,271	65,823,921
Earnings per common share – diluted	$0.24	$0.30

The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2015	2014
Stock Options	—	0.3
Performance Units	—	0.2

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended March 31,
	2015	2014
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,926,265	80,956,206
Effect of dilutive securities	950,243	475,652
Weighted average common units – diluted	81,876,508	81,431,858
The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2015	2014
Stock Options	—	0.3
Performance Units	—	0.2

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2015:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,115.0 million with a fair value of $1,137.5 million based on Level 2 data. The Unsecured Notes due 2021 were valued based on Level 2 data which consisted of a quoted price for the Unsecured Notes due 2021 from Bloomberg. Because our ACC3 Term Loan, Unsecured Credit Facility and Unsecured Term Loan were refinanced in 2014, we believe that their carrying values approximate each of their fair values as of March 31, 2015. Each of these loans bear interest at LIBOR plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

On September 24, 2013, the Operating Partnership issued the Unsecured Notes due 2021 (See Note 4). The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3 and ACC7 data center facilities, the CH2 data center under development, the ACC8 land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	March 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,990	196,973	—	2,624,963
	—	2,507,925	200,831	—	2,708,756
Less: accumulated depreciation	—	(495,120)	(33,419)	—	(528,539)
Net income producing property	—	2,012,805	167,412	—	2,180,217
Construction in progress and land held for development	—	152,820	258,050	—	410,870
Net real estate	—	2,165,625	425,462	—	2,591,087
Cash and cash equivalents	19,080	—	3,761	—	22,841
Rents and other receivables	1,391	6,461	3,860	—	11,712
Deferred rent	—	136,214	2,368	—	138,582
Lease contracts above market value, net	—	7,779	—	—	7,779
Deferred costs, net	15,192	16,366	6,471	—	38,029
Investment in affiliates	2,582,191	—	—	(2,582,191)	—
Prepaid expenses and other assets	2,746	43,518	4,167	—	50,431
Total assets	$2,620,600	$2,375,963	$446,089	$(2,582,191)	$2,860,461

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$150,000	$—	$—	$—	$150,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	3,113	19,374	6,042	—	28,529
Construction costs payable	12	4,195	21,275	—	25,482
Accrued interest payable	1,937	—	6	—	1,943
Distribution payable	39,685	—	—	—	39,685
Lease contracts below market value, net	—	6,169	—	—	6,169
Prepaid rents and other liabilities	24	61,532	6,268	—	67,824
Total liabilities	1,044,771	91,270	148,591	—	1,284,632
Redeemable partnership units	503,901	—			503,901
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2015	166,250	—	—	—	166,250
Common units, 64,712,852 issued and outstanding at March 31, 2015	713,376	2,284,693	297,498	(2,582,191)	713,376
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2015	7,302	—	—	—	7,302
Total partners’ capital	1,071,928	2,284,693	297,498	(2,582,191)	1,071,928
Total liabilities & partners’ capital	$2,620,600	$2,375,963	$446,089	$(2,582,191)	$2,860,461

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,706	195,833	—	2,623,539
	—	2,507,641	199,691	—	2,707,332
Less: accumulated depreciation	—	(473,203)	(31,666)	—	(504,869)
Net income producing property	—	2,034,438	168,025	—	2,202,463
Construction in progress and land held for development	—	145,229	213,736	—	358,965
Net real estate	—	2,179,667	381,761	—	2,561,428
Cash and cash equivalents	21,806	—	3,574	—	25,380
Rents and other receivables	1,775	5,513	825	—	8,113
Deferred rent	—	139,542	2,823	—	142,365
Lease contracts above market value, net	—	8,054	—	—	8,054
Deferred costs, net	15,957	16,098	6,440	—	38,495
Investment in affiliates	2,547,049	—	—	(2,547,049)	—
Prepaid expenses and other assets	2,865	43,866	1,564	—	48,295
Total assets	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	4,432	19,580	2,961	—	26,973
Construction costs payable	—	4,312	28,637	—	32,949
Accrued interest payable	10,754	—	5	—	10,759
Distribution payable	39,981	—	—	—	39,981
Lease contracts below market value, net	—	7,037	—	—	7,037
Prepaid rents and other liabilities	28	61,728	3,418	—	65,174
Total liabilities	965,195	92,657	150,021	—	1,207,873
Redeemable partnership units	513,134	—	—	—	513,134
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014	166,250	—	—	—	166,250
Common units, 65,399,431 issued and outstanding at December 31, 2014	752,254	2,300,083	246,966	(2,547,049)	752,254
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2014	7,619	—	—	—	7,619
Total partners’ capital	1,111,123	2,300,083	246,966	(2,547,049)	1,111,123
Total liabilities & partners’ capital	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,506	$66,284	$5,327	$(4,544)	$71,573
Recoveries from tenants	—	30,824	2,481	—	33,305
Other revenues	—	426	2,027	(17)	2,436
Total revenues	4,506	97,534	9,835	(4,561)	107,314
Expenses:
Property operating costs	—	32,407	3,610	(4,524)	31,493
Real estate taxes and insurance	—	3,667	309	—	3,976
Depreciation and amortization	11	23,006	2,010	—	25,027
General and administrative	4,213	15	115	—	4,343
Other expenses	5,591	—	1,699	(37)	7,253
Total expenses	9,815	59,095	7,743	(4,561)	72,092
Operating (loss) income	(5,309)	38,439	2,092	—	35,222
Interest income	11	—	—	—	11
Interest:
Expense incurred	(10,614)	981	1,375	—	(8,258)
Amortization of deferred financing costs	(765)	81	42	—	(642)
Equity in earnings	43,010	—	—	(43,010)	—
Net income	26,333	39,501	3,509	(43,010)	26,333
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$19,522	$39,501	$3,509	$(43,010)	$19,522

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,226	$64,966	$4,276	$(4,264)	$69,204
Recoveries from tenants	—	29,409	2,280	—	31,689
Other revenues	—	409	798	(13)	1,194
Total revenues	4,226	94,784	7,354	(4,277)	102,087
Expenses:
Property operating costs	—	31,862	2,472	(4,239)	30,095
Real estate taxes and insurance	—	3,357	110	—	3,467
Depreciation and amortization	16	22,117	1,136	—	23,269
General and administrative	3,907	16	317	—	4,240
Other expenses	256	11	644	(38)	873
Total expenses	4,179	57,363	4,679	(4,277)	61,944
Operating income	47	37,421	2,675	—	40,143
Interest income	67	—	1	—	68
Interest:
Expense incurred	(10,210)	1,328	1,058	—	(7,824)
Amortization of deferred financing costs	(822)	75	4	—	(743)
Equity in earnings	42,562	—	—	(42,562)	—
Net income	31,644	38,824	3,738	(42,562)	31,644
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$24,833	$38,824	$3,738	$(42,562)	$24,833

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(16,885)	$59,837	$6,140	$—	$49,092
Cash flow from investing activities
Investments in real estate – development	(220)	(4,599)	(52,765)	—	(57,584)
Investments in affiliates	4,831	(53,565)	48,734	—	—
Interest capitalized for real estate under development	(6)	(980)	(1,870)	—	(2,856)
Improvements to real estate	—	(522)	(52)	—	(574)
Additions to non-real estate property	(5)	(171)	—	—	(176)
Net cash provided by (used in) investing activities	4,600	(59,837)	(5,953)	—	(61,190)
Cash flow from financing activities
Line of credit:
Proceeds	90,000	—	—	—	90,000
Equity compensation (payments) proceeds	(7,489)	—	—	—	(7,489)
OP unit repurchases	(31,912)	—	—	—	(31,912)
Distributions	(41,040)	—	—	—	(41,040)
Net cash provided by financing activities	9,559	—	—	—	9,559
Net (decrease) increase in cash and cash equivalents	(2,726)	—	187	—	(2,539)
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$19,080	$—	$3,761	$—	$22,841

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(11,706)	$50,066	$6,132	$—	$44,492
Cash flow from investing activities
Investments in real estate – development	(152)	(44,951)	(35,056)	—	(80,159)
Investments in affiliates	(28,651)	(3,162)	31,813	—	—
Interest capitalized for real estate under development	(1)	(1,328)	(1,636)	—	(2,965)
Improvements to real estate	—	(425)	—	—	(425)
Additions to non-real estate property	(5)	(200)	(15)	—	(220)
Net cash provided by (used in) investing activities	(28,809)	(50,066)	(4,894)	—	(83,769)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(71)	—	(25)	—	(96)
Equity compensation (payments) proceeds	3,457	—	—	—	3,457
Distributions	(27,030)	—	—	—	(27,030)
Net cash provided by (used in) financing activities	72,356	—	(25)	—	72,331
Net increase (decrease) in cash and cash equivalents	31,841	—	1,213	—	33,054
Cash and cash equivalents, beginning	32,903		1,611	—	34,514
Cash and cash equivalents, ending	$64,744	$—	$2,824	$—	$67,568

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2015, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of March 31, 2015, we owned and operated 11 data centers, eight of which are located in Northern Virginia, one in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

The following table presents a summary of our operating properties as of April 1, 2015:
Operating Properties
As of April 1, 2015

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	99%	99%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	59%	59%
SC1 Phases I/IIA	Santa Clara, CA	2011-2014	270,000	131,000	100%	100%	27.5	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,624,000	1,298,000	97%	97%	227.8	96%	96%
Completed, not Stabilized
ACC7 Phase I (6)	Ashburn, VA	2014	126,000	67,000	37%	25%	11.9	46%	29%

Total Operating Properties			2,750,000	1,365,000	94%	94%	239.7	94%	93%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of April 1, 2015 represent $291 million of base rent on a GAAP basis and $305 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months. These amounts include $9.7 million of GAAP base rent, $10.4 million of cash base rent and $0.6 million of management fees from the customer who has filed for bankruptcy protection.

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

(6)	As of May 7, 2015, ACC7 Phase I was 37% commenced on a CRSF basis and 46% commenced on a critical load basis.

Lease Expirations
As of April 1, 2015
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2015. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2015	2	59	4.6%	11,537	5.2%	5.0%
2016	4	26	2.0%	3,548	1.6%	1.7%
2017	13	84	6.6%	13,905	6.2%	5.9%
2018	20	186	14.6%	35,154	15.8%	15.4%
2019	18	291	22.8%	51,524	23.1%	21.7%
2020	12	112	8.8%	17,833	8.0%	8.6%
2021	10	164	12.8%	28,819	12.9%	13.6%
2022	6	75	5.9%	12,812	5.8%	6.2%
2023	4	48	3.8%	6,475	2.9%	3.4%
2024	8	112	8.8%	19,279	8.7%	9.8%
After 2024	9	120	9.3%	21,834	9.8%	8.7%
Total	106	1,277	100%	222,720	100%	100%

(1)	Represents 37 customers with 106 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2015.

Top 15 Customers
As of April 1, 2015

The following table presents our top 15 customers based on annualized monthly contractual base rent as of April 1, 2015:

	Customer	Number of Buildings	Numbers of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	6	3	6.7	20.2%
2	Facebook	3	1	5.2	18.3%
3	Yahoo!	3	2	2.0	11.7%
4	Rackspace	3	2	10.3	10.4%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	3	2	6.8	5.5%
6	Fortune 25 Investment Grade Rated Company	2	2	3.4	4.8%
7	Net Data Centers	4	2	7.5	3.5%
8	Server Central	1	1	6.4	2.8%
9	Zynga	1	1	0.7	2.5%
10	Dropbox	1	1	3.8	1.8%
11	IAC	1	1	4.1	1.7%
12	Symantec	2	1	2.2	1.5%
13	Fortune 25 Investment Grade Rated Company	2	2	5.9	1.3%
14	UBS	1	1	10.3	1.1%
15	Sanofi Aventis	2	1	3.6	1.1%
Total					88.2%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2015.

Same Store Analysis
As of March 31, 2015
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three months ended March 31, 2015. Same store properties represent those properties placed into service on or before January 1, 2014, which, as of March 31, 2015, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7, for the reason described above, and SC1, due to phase IIA of this facility being placed into service in June 2014, which increased the critical load at SC1 by over 10%.

Same Store Properties	Three Months Ended
	31-Mar-15	31-Mar-14	% Change	31-Dec-14	% Change
Revenue:
Base rent	$70,528	$69,204	1.9%	$72,742	(3.0)%
Recoveries from tenants	33,122	31,689	4.5%	31,886	3.9%
Other revenues	475	456	4.2%	473	0.4%
Total revenues	104,125	101,349	2.7%	105,101	(0.9)%

Expenses:
Property operating costs	30,375	30,095	0.9%	29,372	3.4%
Real estate taxes and insurance	3,771	3,460	9.0%	2,863	31.7%
Other expenses	14	25	N/M	1,513	N/M
Total expenses	34,160	33,580	1.7%	33,748	1.2%

Net operating income (1)	69,965	67,769	3.2%	71,353	(1.9)%

Straight line revenues, net of reserve	3,492	711	N/M	2,594	34.6%
Amortization of lease contracts above and below market value	(593)	(599)	(1.0)%	(598)	(0.8)%

Cash net operating income (1)	$72,864	$67,881	7.3%	$73,349	(0.7)%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2014 and excludes ACC7.

Same Store, Same Capital Properties	Three Months Ended
	31-Mar-15	31-Mar-14	% Change	31-Dec-14	% Change
Revenue:
Base rent	$62,737	$63,911	(1.8)%	$65,087	(3.6)%
Recoveries from tenants	27,662	27,836	(0.6)%	26,706	3.6%
Other revenues	445	426	4.5%	443	0.5%
Total revenues	90,844	92,173	(1.4)%	92,236	(1.5)%

Expenses:
Property operating costs	25,585	26,739	(4.3)%	24,872	2.9%
Real estate taxes and insurance	2,894	2,782	4.0%	1,918	50.9%
Other expenses	13	24	N/M	1,510	N/M
Total expenses	28,492	29,545	(3.6)%	28,300	0.7%

Net operating income (1)	62,352	62,628	(0.4)%	63,936	(2.5)%

Straight line revenues, net of reserve	3,678	830	N/M	3,270	12.5%
Amortization of lease contracts above and below market value	(593)	(599)	(1.0)%	(598)	(0.8)%

Cash net operating income (1)	$65,437	$62,859	4.1%	$66,608	(1.8)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Excludes SC1 and ACC7.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Same Store Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-15	31-Mar-14	% Change	31-Dec-14	% Change
Operating income	$46,010	$44,703	2.9%	$47,286	(2.7)%

Depreciation and amortization	23,955	23,066	3.9%	24,067	(0.5)%

Net operating income	69,965	67,769	3.2%	71,353	(1.9)%

Straight line revenues, net of reserve	3,492	711	N/M	2,594	34.6%
Amortization of lease contracts above and below market value	(593)	(599)	(1.0)%	(598)	(0.8)%

Cash net operating income	$72,864	$67,881	7.3%	$73,349	(0.7)%

Reconciliation of Same Store, Same Capital Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-15	31-Mar-14	% Change	31-Dec-14	% Change
Operating income	$41,178	$41,444	(0.6)%	$42,697	(3.6)%

Depreciation and amortization	21,174	21,184	—%	21,239	(0.3)%

Net operating income	62,352	62,628	(0.4)%	63,936	(2.5)%

Straight line revenues, net of reserve	3,678	830	N/M	3,270	12.5%
Amortization of lease contracts above and below market value	(593)	(599)	(1.0)%	(598)	(0.8)%

Cash net operating income	$65,437	$62,859	4.1%	$66,608	(1.8)%

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

Development Projects
As of March 31, 2015
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
SC1 Phase IIB (6)	Santa Clara, CA	90,000	42,000	9.1	$110,000 - $113,000	$108,281	62%	63%
CH2 Phase I (7)	Elk Grove Village, IL	94,000	45,000	7.1	74,000 - 78,000	59,128	—%	—%
ACC7 Phase II	Ashburn, VA	98,000	51,000	8.9	76,000 - 82,000	33,058	—%	—%
		282,000	138,000	25.1	260,000 - 273,000	200,467

Future Development Projects/Phases
ACC7 Phases III to IV	Ashburn, VA	222,000	120,000	20.8	62,371	62,371
CH2 Phases II to III	Elk Grove Village, IL	242,000	115,000	18.5	118,000 - 122,000	99,243
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		644,000	323,000	57.5	$219,583 - $223,583	200,826
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,250
SC2 (8)	Santa Clara, CA	150,000	69,000	16.0		5,327
		250,000	119,000	26.4		9,577
Total		1,176,000	580,000	109.0		$410,870

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

(5)	Amount capitalized as of March 31, 2015. Future development projects/phases include land, shell and underground work through Phase I opening only.

(6)	SC1 Phase IIB was placed into service on May 1, 2015 and was 100% leased on a CRSF and critical load basis.

(7)	As of May 7, 2015, CH2 Phase I was 20% pre-leased on a CRSF and critical load basis.

(8)	Amounts listed are updated estimates. We are currently evaluating the best use for this land. Options include a stand-alone data center, an additional phase of SC1 or a powered base shell.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the three months ended March 31, 2015, we executed two leases representing a total of 2.20 MW of critical load and 9,039 CRSF of space with a weighted average lease term of 6.8 years. These leases included the following:

•	One lease at ACC7 Phase I comprising 2.00 MW of critical load and 8,179 CRSF.

•	One lease at ACC5 comprising 0.20 MW of critical load and 860 CRSF.
During the three months ended March 31, 2015, we also renewed two leases at ACC4 for a weighted average of 7.0 years totaling 2.28 MW and 10,800 CRSF.
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
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 5.8 years as of April 1, 2015. Approximately 13% of our leases – in terms of annualized base rent – are scheduled to expire prior to the end of 2017. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.
As of April 1, 2015, we had 37 customers with 106 lease expiration dates. Only two of these leases have terms that expire in 2015. As discussed further below, the lease for 10.4 MW of space at ACC2 expires in September 2015, and the customer has notified us that it will not be renewing its lease. In addition, a lease for 1.14 MW of space at ACC5 expires in June 2015.

Available Data Center Inventory and Current Development Projects
As of May 7, 2015, our operating portfolio was 94% leased and commenced as measured by CRSF and by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the 6% remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the data center facilities currently under development.
We have two operating data center facilities with a significant amount of vacant space, as follows:

•	ACC7 Phase I - 6.4 MW of critical load available for lease; and

•
NJ1 Phase I - 7.5 MW of critical load available for lease. We believe that when we fully lease the CRSF at NJ1, there will be 3-4 MW of critical load unleased. We intend to seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, but there can be no assurance that we will be able to utilize this critical load power in NJ1 Phase II.

As of May 7, 2015, the two data center facilities currently under development are as follows:

•	CH2 Phase I - 7.1 MW of available critical load of which 20% has been pre-leased, with completion expected in the third quarter of 2015; and
•ACC7 Phase II - 8.9 MW of available critical load, with completion expected in the fourth quarter of 2015.
As of May 7, 2015, SC1 Phase IIB has been placed into service 100% leased on a critical load basis and on a CRSF basis.
Our four largest customers comprised 61% of our annualized base rent as of March 31, 2015. None of the leases of our three largest customers have early termination rights. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.

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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There has been pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. Although we believe that there are indications that rental rates have stabilized, it is unclear if pricing pressure will return, which would adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 5.8 years as of April 1, 2015, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the two lease renewals executed during the three months ended March 31, 2015 totaling 2.28 MW and 10,800 CRSF, described above, GAAP base rent is 9.1% higher than GAAP base rent prior to the renewal, in the aggregate, on a straight line basis. Cash base rent for these two renewals will decline 1.6%, in the aggregate, at the time the renewal rates take effect compared to cash base rents in place at the end of the original lease terms.
One of our four largest customers, Yahoo!, leases all 10.4 MW of the critical load available in our ACC2 data center facility through a lease that expires in September 2015 and represents 4% of our operating property portfolio's annualized base rent. Yahoo! has notified us that it will not renew its ACC2 lease and that it is able to move out of the space with 30 days' notice. This additional inventory of available data center space could have a negative impact on demand for space that we have available in Northern Virginia and the rental rates for such space. We believe that we will be able to lease this space to new customers if and when the current customer vacates the space because we have been successful in re-leasing vacated space at our VA3 data center facility. The space at ACC2, however, provides for more power per square foot of computing space than at VA3, which may limit the potential customers that can use the ACC2 space efficiently. We forecast an approximate 20% decline in cash base rents upon re-leasing the vacant space. We, however, cannot ensure that we will be able to attract replacement customers on similar terms in a timely manner for this space and, if we are unable to do so, our rental income could be materially adversely impacted in future periods.
The inability of a customer to meet its rent obligations would impact our revenues and cash flows negatively. Adverse economic and other market conditions could impact the ability of any of our customers to fulfill their lease obligations. Specifically, in January and February 2015, Net Data Centers, the customer that restructured three of its leases with us in the first quarter of 2013, halted its base rent payments and paid only its monthly operating expenses, direct electric charges and management fees for these two months. In February 2015, Net Data Centers filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Since this filing under Chapter 11, we have received payment for all rent obligations for March, April and May totaling $3.8 million in the aggregate.
As of March 31, 2015, we have reserved a total of $5.1 million of the note receivable due from this customer, which represents 79% of the outstanding balance of the note, which totaled $6.5 million as of March 31, 2015. The terms of this note require the payment of principal and interest through maturity on December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule, with a final principal payment of the remaining note balance due at maturity. We have also reserved $3.7 million, or 43%, of Net Data Center's aggregate deferred rent receivable balance totaling $8.5 million as of March 31, 2015. In summary, we had a total of $6.2 million of unreserved receivables from Net Data Centers as of March 31, 2015. As of May 7, 2015, Net Data Centers has not announced its intentions regarding its leases with the Company as part of its bankruptcy reorganization. It is possible that, as part of its bankruptcy reorganization, one or more of the Net Data

Centers leases with the Company could be terminated or modified, which could have an adverse effect on our business and results of operations. Net Data Centers represents 3.5% of our operating property portfolio's annualized base rent and has the following leases with us:

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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating Revenue. Operating revenue for the three months ended March 31, 2015 was $107.3 million. This includes base rent of $71.6 million, which includes our management fee, tenant recoveries of $33.3 million and other revenue of $2.4 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $102.1 million for the three months ended March 31, 2014. The increase of $5.2 million, or 5.1%, was primarily due to increased revenue from placing ACC7 Phase I and SC1 Phase IIA into service and from new leases commencing at ACC5, NJ1 Phase I, and VA3, partially offset by a $2.6 million decrease in revenue due to base rent revenue not being recognized during the first quarter of 2015 for one of our customers currently in bankruptcy.
Operating Expenses. Operating expenses for the three months ended March 31, 2015 were $72.1 million, compared to $61.9 million for the three months ended March 31, 2014. The increase of $10.2 million, or 16.5%, was primarily due to a $6.4 million increase in other expenses primarily due to a charge of $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer. The remaining increase in operating expenses was due to $1.8 million of increased depreciation and amortization from the opening of ACC7 Phase I and SC1 Phase IIA, increased operating costs from placing ACC7 Phase I and SC1 Phase IIA into service and an increase in costs resulting from an increase in a la carte projects for our customers performed by our TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2015 was $8.9 million compared to interest expense of $8.6 million for the three months ended March 31, 2014. Total interest incurred for the three months ended March 31, 2015 was $12.0 million, of which $3.1 million was capitalized, as compared to $11.7 million for the corresponding period in 2014, of which $3.1 million was capitalized. The increase in total interest was primarily due to increased draws on our line of credit.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2015 was $3.7 million compared to $4.8 million for the three months ended March 31, 2014. The decrease of $1.1 million was primarily due to the Operating Partnership receiving its allocation of lower net income and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 0.3 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2014 through March 31, 2015.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2015 was $15.8 million compared to $20.0 million for the three months ended March 31, 2014. The decrease of $4.2 million was due to expenses associated with the departure of our former chief executive officer and the bankruptcy of one of our customers, described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2015 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net cash provided by operating activities increased by $4.6 million, or 10.3%, to $49.1 million for the three months ended March 31, 2015, as compared to $44.5 million for the corresponding period in 2014. The increase was primarily due to higher cash rents from tenants and an increase in accounts payable and accrued liabilities.
Net cash used in investing activities decreased by $22.6 million to $61.2 million for the three months ended March 31, 2015 compared to $83.8 million for the corresponding period in 2014. The majority of cash used in investing activities in each period was expenditures for projects under development. During the three months ended March 31, 2015, cash used for development was primarily for the construction of CH2 Phase I. During the three months ended March 31, 2014, the majority of cash used was for two developments, SC1 Phase IIA and the ACC7 Phase I, and accordingly, development costs paid in the first quarter of 2014 were $22.6 million higher than the first quarter of 2015.
Net cash provided by financing activities was $9.6 million for the three months ended March 31, 2015 compared to $72.3 million in the corresponding period in 2014. Net cash provided by financing activities for the three months ended March 31, 2015 consisted of $90 million in proceeds from our Unsecured Credit Facility; partially offset by $41.0 million paid for dividends and distributions, $31.9 million in repurchases of our common stock and $7.5 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of restricted common stock or grant of unrestricted common stock. Cash provided by financing activities for the three months ended March 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $3.5 million of proceeds received from stock option exercises, net of cash used in connection with the payment of withholding taxes for employees, partially offset by $27.0 million paid for dividends and distributions.

Market Capitalization
The following table sets forth our total market capitalization as of March 31, 2015:
Capital Structure as of March 31, 2015
(in thousands except per share data)

Line of Credit				$150,000
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				600,000
Total Debt				1,115,000	27.2%
Common Shares	81%	65,375
Operating Partnership (“OP”) Units	19%	15,419
Total Shares and Units	100%	80,794
Common Share Price at March 31, 2015		$32.68
Common Share and OP Unit Capitalization			$2,640,348
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,991,598	72.8%
Total Market Capitalization				$4,106,598	100.0%
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
In 2015, we expect to meet our liquidity needs from cash provided by operating activities and from external sources. We fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs. For future developments, we expect to have availability under our Unsecured Credit Facility and would fund development costs, at least temporarily, by drawing funds from this facility until we obtained permanent capital financing. We expect to obtain permanent capital through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our Unsecured Notes due 2021 and Unsecured Credit Facility (each defined herein), our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120 million of DFT's shares of common stock in 2015. This program was announced on February 5, 2015. Depending on our analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, we may repurchase our common stock pursuant to the program. Between February 18, 2015 and March 31, 2015, we repurchased a total of 1,002,610 shares for a total purchase price of $31.9 million. These purchases constituted 1.5% of the balance of common stock outstanding as of December 31, 2014. Shares were purchased at an average price of $31.80 per share and were retired immediately. We may purchase an additional $88.1 million of our common stock pursuant to the stock repurchase program.
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

A summary of our total debt as of March 31, 2015 and December 31, 2014 is as follows:
Debt Summary as of March 31, 2015 and December 31, 2014
($ in thousands)

	March 31, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	10%	1.7%	3.0	$115,000
Unsecured	1,000,000	90%	4.2%	5.4	910,000
Total	$1,115,000	100%	3.9%	5.2	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	54%	5.9%	6.5	$600,000
Fixed Rate Debt	600,000	54%	5.9%	6.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	150,000	14%	1.7%	3.1	60,000
Unsecured Term Loan	250,000	22%	1.7%	4.3	250,000
ACC3 Term Loan	115,000	10%	1.7%	3.0	115,000
Floating Rate Debt	515,000	46%	1.7%	3.7	425,000
Total	$1,115,000	100%	3.9%	5.2	$1,025,000
Outstanding Indebtedness

ACC3 Term Loan

We have a $115 million term loan facility (the “ACC3 Term Loan”) that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2015.
Unsecured Term Loan

We have an unsecured term loan facility (the "Unsecured Term Loan"), which has a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
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
The applicable margin is currently set at pricing level 1. The terms of the Unsecured Term Loan also provide that, in the event we receive an investment grade credit rating, borrowings under the loan will bear interest based on the table below.

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
We were in compliance with all of the covenants under the loan as of March 31, 2015.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2015.
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $560 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of March 31, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of March 31, 2015, $150.0 million of borrowings were outstanding under this facility. As of May 7, 2015, $180.0 million of borrowings were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2015.

A summary of our debt maturity schedule as of March 31, 2015 is as follows:
Debt Maturity as of March 31, 2015
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2014	$—		$—		$—	—	—
2015	—		—		—	—	—
2016	—		3,750	(2)	3,750	0.3%	1.7%
2017	—		8,750	(2)	8,750	0.8%	1.7%
2018	—		252,500	(2)(3)	252,500	22.7%	1.7%
2019	—		250,000	(4)	250,000	22.4%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	53.8%	5.9%
Total	$600,000		$515,000		$1,115,000	100%	3.9%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(3)	The Unsecured Credit Facility matures on May 13, 2018 with a one-year extension option.
The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2015, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$—	$12,500	$502,500	$600,000	$1,115,000
Interest on long-term debt obligations	25,094	90,168	78,833	70,500	264,595
Construction costs payable	25,482	—	—	—	25,482
Commitments under development contracts	35,177	—	—	—	35,177
Operating leases	307	292	—	—	599
Total	$86,060	$102,960	$581,333	$670,500	$1,440,853

Off-Balance Sheet Arrangements
As of March 31, 2015, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended March 31,
(in thousands)	2015	2014
Net income (loss)	$26,333	$31,644
Depreciation and amortization	25,027	23,269
Less: Non real estate depreciation and amortization	(144)	(172)
FFO (1)	$51,216	$54,741

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

Critical Accounting Policies
The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions we believe are reasonable as of the date hereof. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

Recently Issued Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. We will be required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented.
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
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of March 31, 2015 would decrease future net income and cash flows by $5.2 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.17% at March 31, 2015, a decrease of 0.17% would increase future net income and cash flows by $0.9 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of March 31, 2015, 54% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)
None.

(b)
None.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum value of shares that may yet be purchased under the plans or programs (in millions)
January 1 - January 31, 2015	—	$—	—	$120.0
February 1 - February 28, 2015	736,633	32.09	549,610	102.4
March 1 - March 31, 2015	497,477	31.62	453,000	88.1
Total	1,234,110	$31.90	1,002,610	$88.1
(1) Included in the amounts for February and March are 187,023 and 44,477 shares of common stock, respectively, that were surrendered by employees to the Company to satisfy minimum income tax withholding obligations in connection with the vesting of restricted common shares and performance unit awards.
(2) On December 2, 2014, our Board of Directors authorized a share repurchase program to acquire up to $120 million of our common stock from time to time during 2015. This program was announced on February 5, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.2
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.3
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.4
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.5
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.6
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.7.1*	Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009.

10.7.2*	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis.

10.7.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	May 7, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	May 7, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Employment Agreement, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Christopher P. Eldredge (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.2
Separation Agreement and General Release, dated February 2, 2015, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Hossein Fateh (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 4, 2015 (Registration No. 001-33748)).

10.3
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.4
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.5
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.6
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.7.1*	Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009.

10.7.2*	First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis.

10.7.3*	Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.