Form 10-Q
period 2015-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2015-07-30
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,384,991

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2015, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$88,842	$83,793
Buildings and improvements	2,731,820	2,623,539
	2,820,662	2,707,332
Less: accumulated depreciation	(552,653)	(504,869)
Net income producing property	2,268,009	2,202,463
Construction in progress and land held for development	350,860	358,965
Net real estate	2,618,869	2,561,428
Cash and cash equivalents	105,887	29,598
Rents and other receivables, net	8,560	8,113
Deferred rent, net	133,215	142,365
Lease contracts above market value, net	6,474	8,054
Deferred costs, net	39,826	38,495
Prepaid expenses and other assets	48,699	48,295
Total assets	$2,961,530	$2,836,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable, net of discount	848,024	600,000
Accounts payable and accrued liabilities	31,914	26,973
Construction costs payable	24,406	32,949
Accrued interest payable	11,440	10,759
Dividend and distribution payable	39,690	39,981
Lease contracts below market value, net	5,279	7,037
Prepaid rents and other liabilities	63,544	65,174
Total liabilities	1,389,297	1,207,873
Redeemable noncontrolling interests – operating partnership	454,097	513,134
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at June 30, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at June 30, 2015 and December 31, 2014	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,386,777 shares issued and outstanding at June 30, 2015 and 66,061,804 shares issued and outstanding at December 31, 2014	65	66
Additional paid in capital	766,821	764,025
Retained earnings	—	—
Total stockholders’ equity	1,118,136	1,115,341
Total liabilities and stockholders’ equity	$2,961,530	$2,836,348
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Base rent	$72,702	$70,455	$144,275	$139,659
Recoveries from tenants	34,482	29,964	67,787	61,653
Other revenues	6,642	1,531	9,078	2,725
Total revenues	113,826	101,950	221,140	204,037
Expenses:
Property operating costs	29,660	27,782	61,153	57,877
Real estate taxes and insurance	7,063	3,411	11,039	6,878
Depreciation and amortization	26,185	23,603	51,212	46,872
General and administrative	4,468	3,868	8,811	8,108
Other expenses	5,552	1,599	12,805	2,472
Total expenses	72,928	60,263	145,020	122,207
Operating income	40,898	41,687	76,120	81,830
Interest income	30	39	41	107
Interest:
Expense incurred	(9,093)	(7,707)	(17,351)	(15,531)
Amortization of deferred financing costs	(694)	(723)	(1,336)	(1,466)
Loss on early extinguishment of debt	—	(338)	—	(338)
Net income	31,141	32,958	57,474	64,602
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,662)	(5,026)	(8,381)	(9,814)
Net income attributable to controlling interests	26,479	27,932	49,093	54,788
Preferred stock dividends	(6,811)	(6,811)	(13,622)	(13,622)
Net income attributable to common shares	$19,668	$21,121	$35,471	$41,166
Earnings per share – basic:
Net income attributable to common shares	$0.30	$0.32	$0.54	$0.63
Weighted average common shares outstanding	65,030,132	65,486,202	65,266,766	65,417,615
Earnings per share – diluted:
Net income attributable to common shares	$0.30	$0.32	$0.53	$0.63
Weighted average common shares outstanding	65,743,874	65,951,113	66,098,759	65,887,897
Dividends declared per common share	$0.42	$0.35	$0.84	$0.70
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$1,115,341
Net income attributable to controlling interests					49,093	49,093
Dividends declared on common stock				(19,449)	(35,471)	(54,920)
Dividends earned on preferred stock					(13,622)	(13,622)
Redemption of operating partnership units		18,000		598		598
Common stock repurchases		(1,002,610)	(1)	(31,911)		(31,912)
Issuance of stock awards		544,566		2,241		2,241
Retirement and forfeiture of stock awards		(234,983)		(7,544)		(7,544)
Amortization of deferred compensation costs				4,993		4,993
Adjustments to redeemable noncontrolling interests – operating partnership				53,868		53,868
Balance at June 30, 2015	$351,250	65,386,777	$65	$766,821	$—	$1,118,136
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2015	2014
Cash flow from operating activities
Net income	$57,474	$64,602
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,212	46,872
Loss on early extinguishment of debt	—	338
Straight-line revenues, net of reserve	9,150	2,016
Amortization of deferred financing costs	1,336	1,466
Amortization and write-off of lease contracts above and below market value	(178)	(1,197)
Compensation paid with Company common shares	6,578	3,100
Changes in operating assets and liabilities
Rents and other receivables	(447)	2,231
Deferred costs	(2,031)	(442)
Prepaid expenses and other assets	418	(6,229)
Accounts payable and accrued liabilities	5,013	(994)
Accrued interest payable	693	605
Prepaid rents and other liabilities	(1,733)	6,260
Net cash provided by operating activities	127,485	118,628
Cash flow from investing activities
Investments in real estate – development	(106,347)	(128,068)
Interest capitalized for real estate under development	(5,857)	(6,163)
Improvements to real estate	(1,248)	(1,020)
Additions to non-real estate property	(568)	(283)
Net cash used in investing activities	(114,020)	(135,534)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—
Repayments	(180,000)	—
Unsecured term loan:
Proceeds	—	96,000
Unsecured notes payable:
Proceeds	248,012	—
Payments of financing costs	(3,948)	(2,816)
Equity compensation (payments) proceeds	(7,544)	3,457
Common stock repurchases	(31,912)	—
Dividends and distributions:
Common shares	(55,202)	(39,333)
Preferred shares	(13,622)	(13,622)
Redeemable noncontrolling interests – operating partnership	(12,960)	(9,372)
Net cash provided by financing activities	62,824	34,314
Net increase in cash and cash equivalents	76,289	17,408
Cash and cash equivalents, beginning	29,598	38,733
Cash and cash equivalents, ending	$105,887	$56,141
Supplemental information:
Cash paid for interest	$22,527	$21,089
Deferred financing costs capitalized for real estate under development	$447	$354
Construction costs payable capitalized for real estate under development	$24,406	$25,032
Redemption of operating partnership units	$598	$2,400
Adjustments to redeemable noncontrolling interests - operating partnership	$(53,868)	$36,047
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$88,842	$83,793
Buildings and improvements	2,731,820	2,623,539
	2,820,662	2,707,332
Less: accumulated depreciation	(552,653)	(504,869)
Net income producing property	2,268,009	2,202,463
Construction in progress and land held for development	350,860	358,965
Net real estate	2,618,869	2,561,428
Cash and cash equivalents	101,669	25,380
Rents and other receivables, net	8,560	8,113
Deferred rent, net	133,215	142,365
Lease contracts above market value, net	6,474	8,054
Deferred costs, net	39,826	38,495
Prepaid expenses and other assets	48,699	48,295
Total assets	$2,957,312	$2,832,130
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable, net of discount	848,024	600,000
Accounts payable and accrued liabilities	31,914	26,973
Construction costs payable	24,406	32,949
Accrued interest payable	11,440	10,759
Dividend and distribution payable	39,690	39,981
Lease contracts below market value, net	5,279	7,037
Prepaid rents and other liabilities	63,544	65,174
Total liabilities	1,389,297	1,207,873
Redeemable partnership units	454,097	513,134
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2015 and December 31, 2014	166,250	166,250
Common units, 64,724,404 issued and outstanding at June 30, 2015 and 65,399,431 issued and outstanding at December 31, 2014	754,942	752,254
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2015 and December 31, 2014	7,726	7,619
Total partners’ capital	1,113,918	1,111,123
Total liabilities and partners’ capital	$2,957,312	$2,832,130
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Base rent	$72,702	$70,455	$144,275	$139,659
Recoveries from tenants	34,482	29,964	67,787	61,653
Other revenues	6,642	1,531	9,078	2,725
Total revenues	113,826	101,950	221,140	204,037
Expenses:
Property operating costs	29,660	27,782	61,153	57,877
Real estate taxes and insurance	7,063	3,411	11,039	6,878
Depreciation and amortization	26,185	23,603	51,212	46,872
General and administrative	4,468	3,868	8,811	8,108
Other expenses	5,552	1,599	12,805	2,472
Total expenses	72,928	60,263	145,020	122,207
Operating income	40,898	41,687	76,120	81,830
Interest income	30	39	41	107
Interest:
Expense incurred	(9,093)	(7,707)	(17,351)	(15,531)
Amortization of deferred financing costs	(694)	(723)	(1,336)	(1,466)
Loss on early extinguishment of debt	—	(338)	—	(338)
Net income	31,141	32,958	57,474	64,602
Preferred unit distributions	(6,811)	(6,811)	(13,622)	(13,622)
Net income attributable to common units	$24,330	$26,147	$43,852	$50,980
Earnings per unit – basic:
Net income attributable to common units	$0.30	$0.32	$0.54	$0.63
Weighted average common units outstanding	80,449,369	81,064,230	80,686,500	81,010,515
Earnings per unit – diluted:
Net income attributable to common units	$0.30	$0.32	$0.53	$0.63
Weighted average common units outstanding	81,163,111	81,529,141	81,518,493	81,480,797
Distributions declared per common unit	$0.42	$0.35	$0.84	$0.70
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
Net income			56,892		582	57,474
Common unit distributions			(67,316)		(556)	(67,872)
Preferred unit distributions			(13,484)		(138)	(13,622)
Issuance of OP units to DFT when redeemable partnership units redeemed		18,000	598			598
OP unit repurchases		(1,002,610)	(31,912)			(31,912)
Issuance of OP units for stock awards		544,566	2,241			2,241
Retirement and forfeiture of OP units		(234,983)	(7,544)			(7,544)
Amortization of deferred compensation costs			4,993			4,993
Adjustments to redeemable partnership units			58,220		219	58,439
Balance at June 30, 2015	$351,250	64,724,404	$754,942	662,373	$7,726	$1,113,918
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2015	2014
Cash flow from operating activities
Net income	$57,474	$64,602
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,212	46,872
Loss on early extinguishment of debt	—	338
Straight-line rent, net of reserve	9,150	2,016
Amortization of deferred financing costs	1,336	1,466
Amortization of lease contracts above and below market value	(178)	(1,197)
Compensation paid with Company common shares	6,578	3,100
Changes in operating assets and liabilities
Rents and other receivables	(447)	2,231
Deferred costs	(2,031)	(442)
Prepaid expenses and other assets	418	(6,229)
Accounts payable and accrued liabilities	5,013	(993)
Accrued interest payable	693	605
Prepaid rents and other liabilities	(1,733)	6,260
Net cash provided by operating activities	127,485	118,629
Cash flow from investing activities
Investments in real estate – development	(106,347)	(128,068)
Interest capitalized for real estate under development	(5,857)	(6,163)
Improvements to real estate	(1,248)	(1,020)
Additions to non-real estate property	(568)	(283)
Net cash used in investing activities	(114,020)	(135,534)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—
Repayments	(180,000)	—
Unsecured term loan:
Proceeds	—	96,000
Unsecured notes payable:
Proceeds	248,012	—
Payments of financing costs	(3,948)	(2,816)
Equity compensation (payments) proceeds	(7,544)	3,457
OP unit repurchases	(31,912)	—
Distributions	(81,784)	(62,327)
Net cash provided by financing activities	62,824	34,314
Net increase in cash and cash equivalents	76,289	17,409
Cash and cash equivalents, beginning	25,380	34,514
Cash and cash equivalents, ending	$101,669	$51,923
Supplemental information:
Cash paid for interest	$22,527	$21,089
Deferred financing costs capitalized for real estate under development	$447	$354
Construction costs payable capitalized for real estate under development	$24,406	$25,032
Redemption of operating partnership units	$598	$2,400
Adjustments to redeemable partnership units	$(58,439)	$34,956
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of June 30, 2015, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phase I, VA3, VA4, CH1, NJ1 Phase I and SC1;

•	three data centers currently under development – ACC7 Phase II, ACC7 Phase III and CH2 Phase I;

•	data center projects available for future development – ACC7 Phases IV, CH2 Phases II-III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8 and SC2.
CH2 Phase I was placed into service in July 2015, and we also commenced development of CH2 Phase II in July 2015.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-

operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $24.2 million and $22.5 million for the three months ended June 30, 2015 and 2014, respectively, and $48.1 million and $44.7 million for the six months ended June 30, 2015 and 2014, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.5 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the six months ended June 30, 2015 and 2014.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit
Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. Balances, net of accumulated amortization, at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Financing costs	$27,969	$24,110
Accumulated amortization	(8,515)	(6,820)
Financing costs, net	$19,454	$17,290

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court, described below. Leasing costs incurred for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Leasing costs incurred for new leases	$511	$1,551	$884	$1,603
Leasing costs incurred for renewals	46	—	1,147	—
Total leasing costs incurred	$557	$1,551	$2,031	$1,603

Including the write-off described above, amortization of deferred leasing costs totaled $1.8 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively. Balances, net of accumulated amortization, at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Leasing costs	$52,601	$52,358
Accumulated amortization	(32,229)	(31,153)
Leasing costs, net	$20,372	$21,205
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2015 and December 31, 2014, the fuel inventory was $4.6 million and $4.3 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue. In June 2015, we wrote-off as a reduction of base rent $0.4 million of unreserved straight-line rents receivable, $0.1 million of unamortized lease inducements and $1.0 million of unamortized lease intangibles related to a customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court, further described below. Balances, net of accumulated amortization, at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Lease contracts above market value	$20,500	$23,100
Accumulated amortization	(14,026)	(15,046)
Lease contracts above market value, net	$6,474	$8,054

Lease contracts below market value	$39,275	$39,375
Accumulated amortization	(33,996)	(32,338)
Lease contracts below market value, net	$5,279	$7,037

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of June 30, 2015 and December 31, 2014, we had one uncollectible account that consisted of a note receivable from a customer in bankruptcy. The note balance as of June 30, 2015 and December 31, 2014 was $6.5 million and $6.6 million, respectively, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. Over the term of the note, we applied interest received to the note principal balance totaling $1.2 million. As of June 30, 2015 and December 31, 2014, respectively, we have established a reserve of $5.1 million and $4.9 million, including interest applied to principal. The note receivable, net of reserves and interest applied to the principal, was $1.4 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively.

We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of December 31, 2014, we had reserves against deferred rent relating to the leases with the customer in bankruptcy of $3.7 million. Due to the rejection of leases by our bankrupt customer, we wrote off the reserved straight-line rent receivable and had no reserves against deferred rent as of June 30, 2015.

The customer in bankruptcy described above restructured its lease obligations with us during 2013. Under this restructuring, this customer's outstanding accounts receivable and deferred rent receivable related to the space that was returned to us were converted into a note receivable, the terms of which require the payment of principal and interest through December 31, 2016. Principal payments on the note are calculated on a ten-year amortization schedule with a final principal payment of the remaining note balance due on December 31, 2016. Additionally, under this restructuring, this customer deferred two-thirds of its base rent payments due for its lease at our NJ1 facility through July 2014, which were added to the note. In February 2015, this customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

In June 2015, the bankruptcy court granted the motion of this customer to set June 30, 2015 as the date by which the customer was required to accept or reject its leases in our four data center facilities. Pursuant to this order, because this customer took no action to accept any of its leases with us prior to the June 30, 2015 deadline, these leases were deemed rejected effective July 1, 2015. Also effective July 1, 2015, the bankruptcy court approved a post-rejection revenue sharing agreement whereby this customer is allowed to remain as a holdover tenant in our facilities on a month-to-month basis until the earlier of January 31, 2016 or until other conditions are met. Under this agreement, this customer is required to remit to us 83% of the proceeds it receives from its customers. We can terminate this agreement with 30 days' notice. We considered events occurring subsequent to June 30, 2015 in assessing the collectability of straight-line rent receivable related to this customer as of June 30, 2015 as these proceedings related to conditions that existed as of the balance sheet date.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Net income attributable to redeemable noncontrolling interests – operating partnership	—	8,381
Distributions declared	—	(12,952)
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable noncontrolling interests – operating partnership	—	(53,868)
Balance at June 30, 2015	15,419,237	$454,097
The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable partnership units	—	(58,439)
Balance at June 30, 2015	15,419,237	$454,097
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to controlling interests	$26,479	$27,932	$49,093	$54,788
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	47,990	(45,081)	54,466	(33,647)
	$74,469	$(17,149)	$103,559	$21,141

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

Recently Issued Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. We will be required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

3. Real Estate Assets
The following is a summary of our properties as of June 30, 2015 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$159,731		$162,231
ACC3	Ashburn, VA	1,071	95,978		97,049
ACC4	Ashburn, VA	6,600	538,551		545,151
ACC5	Ashburn, VA	6,443	298,742		305,185
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I	Ashburn, VA	2,787	94,444		97,231
VA3	Reston, VA	9,000	178,362		187,362
VA4	Bristow, VA	6,800	149,250		156,050
CH1	Elk Grove Village, IL	23,611	357,870		381,481
NJ1 Phase I	Piscataway, NJ	4,311	210,188		214,499
SC1	Santa Clara, CA	20,201	432,007		452,208
		88,842	2,731,820	—	2,820,662
Construction in progress and land held for development	(1)			350,860	350,860
		$88,842	$2,731,820	$350,860	$3,171,522

(1)	Properties located in Ashburn, VA (ACC7 Phases II-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2) and Santa Clara, CA (SC2).

4. Debt
Debt Summary as of June 30, 2015 and December 31, 2014
($ in thousands)

	June 30, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	1.7%	2.7	$115,000
Unsecured	1,100,000	91%	4.9%	6.1	910,000
Total	$1,215,000	100%	4.6%	5.8	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	6.2	$600,000
Unsecured Notes due 2023 (1)	250,000	21%	5.6%	8.0	—
Fixed Rate Debt	850,000	70%	5.8%	6.7	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.9	60,000
Unsecured Term Loan	250,000	21%	1.7%	4.1	250,000
ACC3 Term Loan	115,000	9%	1.7%	2.7	115,000
Floating Rate Debt	365,000	30%	1.7%	3.6	425,000
Total	$1,215,000	100%	4.6%	5.8	$1,025,000

(1)	Principal amount shown excludes original issue discount of $2.0 million.

Outstanding Indebtedness
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $560 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium. In July 2015, we exercised the accordion feature of our Unsecured Credit Facility, increasing the total capacity to $700 million.
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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.

As of June 30, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of June 30, 2015, no amounts were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of June 30, 2015.

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
We were in compliance with all of the covenants under the loan as of June 30, 2015.
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
We were in compliance with all of the covenants under the loan as of June 30, 2015.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2015.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% unsecured notes due 2023 (the "Unsecured Notes due 2023"). The Unsecured Notes due 2023 were issued at 99.205% and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year, beginning December 15, 2015.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guaranty the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantee of those notes.
At any time prior to June 15, 2018, the Operating Partnership may redeem the Unsecured Notes due 2023, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2023 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2023 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing June 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2018	104.219%
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%

If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2023) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2023 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2023 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2023 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of June 30, 2015.
A summary of our debt principal repayment schedule as of June 30, 2015 is as follows:
Debt Principal Repayments as of June 30, 2015
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2016	$—		$3,750	(3)	$3,750	0.3%	1.7%
2017	—		8,750	(3)	8,750	0.7%	1.7%
2018	—		102,500	(3)	102,500	8.4%	1.7%
2019	—		250,000	(4)	250,000	20.6%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	49.4%	5.9%
2022	—		—		—	—	—
2023	250,000	(2)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100%	4.6%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount shown excludes original issue discount of $2.0 million.

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
Contracts related to the development of CH2 Phase I, ACC7 Phase II and ACC7 Phase III data centers were in place as of June 30, 2015. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2015, the CH2 Phase I control estimate was $168.9 million, of which $149.2 million has been incurred. An additional $7.9 million has been committed under this contract as of June 30, 2015. As of June 30, 2015, the ACC7 Phase II control estimate was $46.3 million, of which $26.0 million has been incurred. An additional $10.4 million has been committed under this contract as of June 30, 2015. As of June 30, 2015, the ACC7 Phase III control estimate was $73.4 million, of which none has been incurred, and no additional amounts have been committed as of June 30, 2015.

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
The other agreement relates to the purchase of an 8.7 acre site that is part of the Ashburn Corporate Center and adjacent to our ACC4 and ACC7 data center facilities for a total purchase price of $4.6 million. Messrs. du Pont and Fateh are the sole managers of the limited liability company that manages the entity that owns this site. Mr. du Pont directly and indirectly owns approximately 23% of the seller, and Mr. Fateh directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared by an independent appraisal firm.
In June 2015, we entered into a purchase agreement under which we will acquire two parcels of land totaling 9.7 acres from an unrelated party for a total purchase price of $8.6 million. These parcels are adjacent to our CH1 data center in Elk Grove Village, Illinois.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman and Vice Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2015 without triggering the tax protection provisions is approximately 80% of the initial built in gain of $667 million (unaudited), or $534 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of June 30, 2015, none of the tax protection provisions had been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2015, the tax protection provisions were triggered, we could be liable for protection on the taxes related to up to approximately $12 million (unaudited) of built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of June 30, 2015 and December 31, 2014 was $454.1 million and $513.1 million, respectively, based on the closing share price of DFT’s common stock of $29.45 and $33.24, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2015, OP unitholders redeemed a total of 18,000 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2015, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.4921875 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.
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
In 2015, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.4765625 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2015, DFT declared and paid the following cash dividend per share on its common stock, of which the OP paid an equivalent distribution on OP units:

•	$0.42 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.42 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120.0 million of DFT's common stock in 2015. This program will expire on December 31, 2015. During the six months ended June 30, 2015, DFT repurchased 1,002,610 shares of its common stock totaling $31.9 million, and $88.1 million is still available for repurchase under the program. All repurchased shares were retired immediately, and the Operating Partnership retired an equivalent number of units.

In connection with the departure of our former chief executive officer, Hossein Fateh, in February 2015, DFT issued the following shares of common stock during the first quarter of 2015, of which the OP issued an equivalent number of units to the REIT:

•	an award of 55,742 shares of fully vested common stock with a fair value of $1.8 million on the grant date, which was expensed during the first quarter of 2015,

•
346 shares of fully vested common stock as consideration for Mr. Fateh's continuing service as Vice Chairman of the Board of Directors with a fair value of less than $0.1 million on the grant date, and

•
320,676 shares of fully vested common stock in connection with the accelerated vesting of certain unvested performance units held by Mr. Fateh. $1.9 million was expensed during the first quarter of 2015 related to the accelerated vesting of these performance units.

Furthermore, $0.3 million was expensed during the first quarter of 2015 in connection with the accelerated vesting of certain unvested stock options held by Mr. Fateh. Mr. Fateh is also entitled to receive a cash severance payment of $1.3 million which was expensed during the first quarter of 2015 and will be paid six months following his separation date.

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
As of June 30, 2015, 3,228,160 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 3,071,840.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	323,989	$24.10
Granted	153,655	$32.26
Vested	(127,349)	$23.82
Forfeited	(2,433)	$27.09
Unvested balance at June 30, 2015	347,862	$27.78
During the six months ended June 30, 2015, we issued 153,655 shares of restricted stock, which had an aggregate value of $5.0 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the six months ended June 30, 2015, 127,349 shares of restricted stock vested at a value of $4.0 million on the respective vesting dates.
As of June 30, 2015, total unearned compensation on restricted stock was $7.9 million, and the weighted average vesting period was 1.4 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the six months ended June 30, 2015, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the six months ended June 30, 2015 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2014	1,592,854	$19.09
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Under option, June 30, 2015	1,592,854	$19.09

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of June 30, 2015	1,592,854	$0.1	million	0.7 years	5.7 years
The following table sets forth the number of unvested options as of June 30, 2015 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	302,324	$5.05
Granted	—	$—
Vested	(256,536)	$5.11
Forfeited	—	$—
Unvested balance at June 30, 2015	45,788	$4.75
The following tables sets forth the number of exercisable options as of June 30, 2015 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2014	1,290,530	$5.74
Vested	256,536	$5.11
Exercised	—	$—
Options Exercisable at June 30, 2015	1,547,066	$5.63

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2015	1,547,066	$16.2	million	$18.99	5.6 years
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

For performance unit grants awarded in 2014 and 2015, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the six months ended June 30, 2015.

Assumption
Number of performance units granted	48,674
Expected volatility	24%
Expected annual dividend	5.18%
Risk-free rate	1.06%
Performance unit fair value at date of grant	$38.34
Total grant fair value at date of grant	$1.9 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.7 million

During six months ended June 30, 2015, no performance units were forfeited. As of June 30, 2015, total unearned compensation on outstanding performance units was $2.5 million.

For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares were issued upon their vesting on
March 1, 2015.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,030,132	65,486,202	65,266,766	65,417,615
Effect of dilutive securities	713,742	464,911	831,993	470,282
Weighted average common shares – diluted	65,743,874	65,951,113	66,098,759	65,887,897
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$19,668	$21,121	$35,471	$41,166
Net income allocated to unvested restricted shares	(146)	(116)	(293)	(232)
Net income attributable to common shares, adjusted	19,522	21,005	35,178	40,934
Weighted average common shares – basic	65,030,132	65,486,202	65,266,766	65,417,615
Earnings per common share – basic	$0.30	$0.32	$0.54	$0.63
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$19,522	$21,121	$35,178	$41,166
Adjustments to redeemable noncontrolling interests	—	29	—	56
Adjusted net income available to common shares	19,522	21,150	35,178	41,222
Weighted average common shares – diluted	65,743,874	65,951,113	66,098,759	65,887,897
Earnings per common share – diluted	$0.30	$0.32	$0.53	$0.63
The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock Options	—	—	—	—
Performance Units	0.1	0.2	0.1	0.2

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,449,369	81,064,230	80,686,500	81,010,515
Effect of dilutive securities	713,742	464,911	831,993	470,282
Weighted average common units – diluted	81,163,111	81,529,141	81,518,493	81,480,797
The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock Options	—	—	—	—
Performance Units	0.1	0.2	0.1	0.2

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2015:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,213.0 million with a fair value of $1,231.2 million based on Level 2 data. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. Because our ACC3 Term Loan, Unsecured Credit Facility and Unsecured Term Loan were refinanced in 2014, we believe that their carrying values approximate each of their fair values as of June 30, 2015. Each of these loans bear interest at LIBOR plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 land and the TRS collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of June 30, 2015 and December 31, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,985	$3,857	$—	$88,842
Buildings and improvements	—	2,534,479	197,341	—	2,731,820
	—	2,619,464	201,198	—	2,820,662
Less: accumulated depreciation	—	(517,485)	(35,168)	—	(552,653)
Net income producing property	—	2,101,979	166,030	—	2,268,009
Construction in progress and land held for development	—	44,560	306,300	—	350,860
Net real estate	—	2,146,539	472,330	—	2,618,869
Cash and cash equivalents	96,211	—	5,458	—	101,669
Rents and other receivables	1,386	4,302	2,872	—	8,560
Deferred rent	—	130,315	2,900	—	133,215
Lease contracts above market value, net	—	6,474	—	—	6,474
Deferred costs, net	18,313	14,853	6,660	—	39,826
Investment in affiliates	2,601,500	—	—	(2,601,500)	—
Prepaid expenses and other assets	4,048	41,345	3,306	—	48,699
Total assets	$2,721,458	$2,343,828	$493,526	$(2,601,500)	$2,957,312

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	848,024	—	—	—	848,024
Accounts payable and accrued liabilities	4,269	21,577	6,068	—	31,914
Construction costs payable	6	87	24,313	—	24,406
Accrued interest payable	11,434	—	6	—	11,440
Distribution payable	39,690	—	—	—	39,690
Lease contracts below market value, net	—	5,279	—	—	5,279
Prepaid rents and other liabilities	20	58,557	4,967	—	63,544
Total liabilities	1,153,443	85,500	150,354	—	1,389,297
Redeemable partnership units	454,097	—			454,097
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at June 30, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at June 30, 2015	166,250	—	—	—	166,250
Common units, 64,724,404 issued and outstanding at June 30, 2015	754,942	2,258,328	343,172	(2,601,500)	754,942
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2015	7,726	—	—	—	7,726
Total partners’ capital	1,113,918	2,258,328	343,172	(2,601,500)	1,113,918
Total liabilities & partners’ capital	$2,721,458	$2,343,828	$493,526	$(2,601,500)	$2,957,312

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,706	195,833	—	2,623,539
	—	2,507,641	199,691	—	2,707,332
Less: accumulated depreciation	—	(473,203)	(31,666)	—	(504,869)
Net income producing property	—	2,034,438	168,025	—	2,202,463
Construction in progress and land held for development	—	145,229	213,736	—	358,965
Net real estate	—	2,179,667	381,761	—	2,561,428
Cash and cash equivalents	21,806	—	3,574	—	25,380
Rents and other receivables	1,775	5,513	825	—	8,113
Deferred rent	—	139,542	2,823	—	142,365
Lease contracts above market value, net	—	8,054	—	—	8,054
Deferred costs, net	15,957	16,098	6,440	—	38,495
Investment in affiliates	2,547,049	—	—	(2,547,049)	—
Prepaid expenses and other assets	2,865	43,866	1,564	—	48,295
Total assets	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	4,432	19,580	2,961	—	26,973
Construction costs payable	—	4,312	28,637	—	32,949
Accrued interest payable	10,754	—	5	—	10,759
Distribution payable	39,981	—	—	—	39,981
Lease contracts below market value, net	—	7,037	—	—	7,037
Prepaid rents and other liabilities	28	61,728	3,418	—	65,174
Total liabilities	965,195	92,657	150,021	—	1,207,873
Redeemable partnership units	513,134	—	—	—	513,134
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014	166,250	—	—	—	166,250
Common units, 65,399,431 issued and outstanding at December 31, 2014	752,254	2,300,083	246,966	(2,547,049)	752,254
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2014	7,619	—	—	—	7,619
Total partners’ capital	1,111,123	2,300,083	246,966	(2,547,049)	1,111,123
Total liabilities & partners’ capital	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,615	$66,377	$6,362	$(4,652)	$72,702
Recoveries from tenants	—	31,986	2,496	—	34,482
Other revenues	—	438	6,250	(46)	6,642
Total revenues	4,615	98,801	15,108	(4,698)	113,826
Expenses:
Property operating costs	—	30,928	3,392	(4,660)	29,660
Real estate taxes and insurance	—	6,774	289	—	7,063
Depreciation and amortization	11	24,159	2,015	—	26,185
General and administrative	4,142	29	297	—	4,468
Other expenses	5	—	5,585	(38)	5,552
Total expenses	4,158	61,890	11,578	(4,698)	72,928
Operating income	457	36,911	3,530	—	40,898
Interest income	30	—	—	—	30
Interest:
Expense incurred	(11,583)	346	2,144	—	(9,093)
Amortization of deferred financing costs	(800)	26	80	—	(694)
Equity in earnings	43,037	—	—	(43,037)	—
Net income (loss)	31,141	37,283	5,754	(43,037)	31,141
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$24,330	$37,283	$5,754	$(43,037)	$24,330

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,290	$66,218	$4,274	$(4,327)	$70,455
Recoveries from tenants	—	27,611	2,353	—	29,964
Other revenues	—	410	1,168	(47)	1,531
Total revenues	4,290	94,239	7,795	(4,374)	101,950
Expenses:
Property operating costs	—	29,586	2,533	(4,337)	27,782
Real estate taxes and insurance	—	3,313	98	—	3,411
Depreciation and amortization	17	22,452	1,134	—	23,603
General and administrative	3,683	33	152	—	3,868
Other expenses	742	16	878	(37)	1,599
Total expenses	4,442	55,400	4,795	(4,374)	60,263
Operating (loss) income	(152)	38,839	3,000	—	41,687
Interest income	39	—	—	—	39
Interest:
Expense incurred	(10,367)	1,270	1,390	—	(7,707)
Amortization of deferred financing costs	(807)	74	10	—	(723)
Loss on early extinguishment of debt	(338)	—	—	—	(338)
Equity in earnings	44,583	—	—	(44,583)	—
Net income (loss)	32,958	40,183	4,400	(44,583)	32,958
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$26,147	$40,183	$4,400	$(44,583)	$26,147

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$9,121	$132,661	$11,689	$(9,196)	$144,275
Recoveries from tenants	—	62,810	4,977	—	67,787
Other revenues	—	864	8,277	(63)	9,078
Total revenues	9,121	196,335	24,943	(9,259)	221,140
Expenses:
Property operating costs	—	63,335	7,002	(9,184)	61,153
Real estate taxes and insurance	—	10,441	598	—	11,039
Depreciation and amortization	22	47,165	4,025	—	51,212
General and administrative	8,355	44	412	—	8,811
Other expenses	5,596	—	7,284	(75)	12,805
Total expenses	13,973	120,985	19,321	(9,259)	145,020
Operating (loss) income	(4,852)	75,350	5,622	—	76,120
Interest income	41	—	—	—	41
Interest:
Expense incurred	(22,197)	1,327	3,519	—	(17,351)
Amortization of deferred financing costs	(1,565)	107	122	—	(1,336)
Equity in earnings	86,047	—	—	(86,047)	—
Net income (loss)	57,474	76,784	9,263	(86,047)	57,474
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income attributable to common units	$43,852	$76,784	$9,263	$(86,047)	$43,852

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$8,516	$131,184	$8,550	$(8,591)	$139,659
Recoveries from tenants	—	57,020	4,633	—	61,653
Other revenues	—	819	1,966	(60)	2,725
Total revenues	8,516	189,023	15,149	(8,651)	204,037
Expenses:
Property operating costs	—	61,448	5,005	(8,576)	57,877
Real estate taxes and insurance	—	6,670	208	—	6,878
Depreciation and amortization	33	44,569	2,270	—	46,872
General and administrative	7,590	49	469	—	8,108
Other expenses	998	27	1,522	(75)	2,472
Total expenses	8,621	112,763	9,474	(8,651)	122,207
Operating (loss) income	(105)	76,260	5,675	—	81,830
Interest income	106	—	1	—	107
Interest:
Expense incurred	(20,577)	2,598	2,448	—	(15,531)
Amortization of deferred financing costs	(1,629)	149	14	—	(1,466)
Loss on early extinguishment of debt	(338)	—	—	—	(338)
Equity in earnings	87,145	—	—	(87,145)	—
Net income (loss)	64,602	79,007	8,138	(87,145)	64,602
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income attributable to common units	$50,980	$79,007	$8,138	$(87,145)	$50,980

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(27,409)	$140,834	$14,060	$—	$127,485
Cash flow from investing activities
Investments in real estate – development	(297)	(7,784)	(98,266)	—	(106,347)
Investments in affiliates	39,280	(130,008)	90,728	—	—
Interest capitalized for real estate under development	(13)	(1,327)	(4,517)	—	(5,857)
Improvements to real estate	—	(1,190)	(58)	—	(1,248)
Additions to non-real estate property	(5)	(525)	(38)	—	(568)
Net cash provided by (used in) investing activities	38,965	(140,834)	(12,151)	—	(114,020)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured term loan:
Proceeds	—	—	—	—	—
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(3,923)	—	(25)	—	(3,948)
Equity compensation (payments) proceeds	(7,544)	—	—	—	(7,544)
OP unit repurchases	(31,912)	—	—	—	(31,912)
Distributions	(81,784)	—	—	—	(81,784)
Net cash provided by (used in) financing activities	62,849	—	(25)	—	62,824
Net increase in cash and cash equivalents	74,405	—	1,884	—	76,289
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$96,211	$—	$5,458	$—	$101,669

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(21,458)	$127,378	$12,709	$—	$118,629
Cash flow from investing activities
Investments in real estate – development	(236)	(65,705)	(62,127)	—	(128,068)
Investments in affiliates	3,174	(57,808)	54,634	—	—
Interest capitalized for real estate under development	(4)	(2,597)	(3,562)	—	(6,163)
Improvements to real estate	—	(1,020)	—	—	(1,020)
Additions to non-real estate property	(9)	(248)	(26)	—	(283)
Net cash provided by (used in) investing activities	2,925	(127,378)	(11,081)	—	(135,534)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(2,503)	—	(313)	—	(2,816)
Equity compensation (payments) proceeds	3,457	—	—	—	3,457
Distributions	(62,327)	—	—	—	(62,327)
Net cash provided by (used in) financing activities	34,627	—	(313)	—	34,314
Net increase in cash and cash equivalents	16,094	—	1,315	—	17,409
Cash and cash equivalents, beginning	32,903		1,611	—	34,514
Cash and cash equivalents, ending	$48,997	$—	$2,926	$—	$51,923

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2015, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
As of the date of this filing, we owned and operated 12 data centers, eight of which are located in Northern Virginia, two in suburban Chicago, Illinois, one in Piscataway, New Jersey and one in Santa Clara, California. On July 1, 2015, we placed into service the first phase of a new data center located in suburban Chicago, Illinois, which is known as “CH2 Phase I” and is adjacent to our existing data center there. As discussed below, we also own certain properties for future development and parcels of land that we intend to develop in the future, into wholesale data centers. With this portfolio of properties, we believe that we are well positioned as a fully integrated wholesale data center provider, capable of developing, leasing, operating and managing our growing portfolio.

The following table presents a summary of our operating properties as of July 1, 2015:
Operating Properties
As of July 1, 2015

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	99%	99%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	59%	59%
SC1	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,714,000	1,340,000	97%	97%	236.9	96%	96%
Completed, not Stabilized
ACC7 Phase I	Ashburn, VA	2014	126,000	67,000	75%	75%	11.9	84%	84%
CH2 Phase I	Elk Grove Village, IL	2015	94,000	45,000	20%	20%	7.1	20%	20%
Subtotal – not stabilized			220,000	112,000	53%	53%	19.0	60%	60%
Total Operating Properties			2,934,000	1,452,000	94%	94%	255.9	94%	94%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of July 1, 2015 represent $300 million of base rent on a GAAP basis and $312 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

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

Lease Expirations
As of July 1, 2015
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2015. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
Month to month (4)	5	44	3.2%	7,387	3.1%	3.1%
2015	1	53	3.9%	10,400	4.3%	4.1%
2016	3	12	0.9%	2,248	0.9%	1.2%
2017	13	84	6.2%	13,905	5.8%	5.7%
2018	21	180	13.2%	34,017	14.2%	14.0%
2019	20	291	21.4%	51,740	21.6%	21.9%
2020	15	182	13.4%	32,404	13.5%	13.1%
2021	10	157	11.5%	25,569	10.7%	10.9%
2022	7	89	6.5%	15,509	6.5%	6.4%
2023	3	29	2.1%	4,386	1.8%	1.6%
2024	8	112	8.2%	19,279	8.0%	9.4%
After 2024	9	127	9.5%	22,856	9.6%	8.6%
Total	115	1,360	100%	239,700	100%	100%

(1)	Represents 38 customers with 115 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2015.

(4)	Includes four leases with our bankrupt customer which DFT can terminate upon 30 days' notice and one lease where the lessee held over and has now departed.

Top 15 Customers
As of July 1, 2015

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of July 1, 2015:

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	6	3	6.2	21.4%
2	Facebook	4	1	5.1	19.0%
3	Yahoo!	3	2	1.7	11.3%
4	Rackspace	3	2	10.1	9.8%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	4	2	7.1	6.4%
6	Fortune 25 Investment Grade Rated Company	2	2	3.1	5.0%
7	Server Central	1	1	6.1	2.7%
8	Net Data Centers	4	2	MTM	2.2%
9	Zynga	1	1	0.6	2.1%
10	Dropbox	1	1	3.5	1.7%
11	IAC	1	1	3.8	1.7%
12	Symantec	2	1	2.0	1.5%
13	Fortune 25 Investment Grade Rated Company	2	2	5.7	1.2%
14	UBS	1	1	10.0	1.1%
15	Sanofi Aventis	2	1	6.0	1.0%
Total					88.1%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2015.

Same Store Analysis
As of June 30, 2015
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and six months ended June 30, 2015. Same store properties represent those properties placed into service on or before January 1, 2014, which, as of June 30, 2015, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014. Accordingly, same store properties represent 236.9 MW, or 95%, of the 248.8 MW of operating properties in service as of June 30, 2015. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7, for the reason described above, and SC1, due to phases IIA and IIB of this facility being placed into service in June 2014 and May 2015, respectively, which increased the critical load at SC1 by over 10%. Therefore, same store, same capital properties represent 200.3 MW, or 81%, of the 248.8 MW of operating properties in service as of June 30, 2015.

Same Store Properties	Three Months Ended					Six Months Ended
	30-Jun-15	30-Jun-14	% Change	31-Mar-15	% Change	30-Jun-15	30-Jun-14	% Change
Revenue:
Base rent	$70,626	$70,455	0.2%	$70,528	0.1%	$141,154	$139,659	1.1%
Recoveries from tenants	34,256	29,965	14.3%	33,122	3.4%	67,378	61,654	9.3%
Other revenues	486	458	6.1%	475	2.3%	961	914	5.1%
Total revenues	105,368	100,878	4.5%	104,125	1.2%	209,493	202,227	3.6%

Expenses:
Property operating costs	28,686	27,782	3.3%	30,375	(5.6)%	59,061	57,877	2.0%
Real estate taxes and insurance	6,928	3,410	N/M	3,771	83.7%	10,699	6,870	55.7%
Other expenses	30	52	N/M	14	N/M	44	77	(42.9)%
Total expenses	35,644	31,244	14.1%	34,160	4.3%	69,804	64,824	7.7%

Net operating income (1)	69,724	69,634	0.1%	69,965	(0.3)%	139,689	137,403	1.7%

Straight-line revenues, net of reserve	4,339	1,305	N/M	3,492	24.3%	7,831	2,016	N/M
Amortization of lease contracts above and below market value	415	(598)	N/A	(593)	N/A	(178)	(1,197)	(85.1)%

Cash net operating income (1)	$74,478	$70,341	5.9%	$72,864	2.2%	$147,342	$138,222	6.6%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2014 and excludes ACC7.

Same Store, Same Capital Properties	Three Months Ended					Six Months Ended
	30-Jun-15	30-Jun-14	% Change	31-Mar-15	% Change	30-Jun-15	30-Jun-14	% Change
Revenue:
Base rent	$61,032	$64,528	(5.4)%	$62,737	(2.7)%	$123,769	$128,439	(3.6)%
Recoveries from tenants	26,337	25,669	2.6%	27,662	(4.8)%	53,999	53,505	0.9%
Other revenues	457	427	7.0%	445	2.7%	902	853	5.7%
Total revenues	87,826	90,624	(3.1)%	90,844	(3.3)%	178,670	182,797	(2.3)%

Expenses:
Property operating costs	23,302	23,923	(2.6)%	25,585	(8.9)%	48,887	50,662	(3.5)%
Real estate taxes and insurance	3,350	2,727	22.8%	2,894	15.8%	6,244	5,509	13.3%
Other expenses	14	35	N/M	13	N/M	27	59	(54.2)%
Total expenses	26,666	26,685	(0.1)%	28,492	(6.4)%	55,158	56,230	(1.9)%

Net operating income (1)	61,160	63,939	(4.3)%	62,352	(1.9)%	123,512	126,567	(2.4)%

Straight-line revenues, net of reserve	4,716	1,505	N/M	3,678	28.2%	8,394	2,335	N/M
Amortization of lease contracts above and below market value	415	(598)	N/A	(593)	N/A	(178)	(1,197)	(85.1)%

Cash net operating income (1)	$66,291	$64,846	2.2%	$65,437	1.3%	$131,728	$127,705	3.2%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Excludes SC1 and ACC7.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Same Store Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-15	30-Jun-14	% Change	31-Mar-15	% Change	30-Jun-15	30-Jun-14	% Change
Operating income	$44,616	$46,234	(3.5)%	$46,010	(3.0)%	$90,626	$90,937	(0.3)%

Depreciation and amortization	25,108	23,400	7.3%	23,955	4.8%	49,063	46,466	5.6%

Net operating income	69,724	69,634	0.1%	69,965	(0.3)%	139,689	137,403	1.7%

Straight-line revenues, net of reserve	4,339	1,305	N/M	3,492	24.3%	7,831	2,016	N/M
Amortization of lease contracts above and below market value	415	(598)	N/A	(593)	N/A	(178)	(1,197)	(85.1)%

Cash net operating income	$74,478	$70,341	5.9%	$72,864	2.2%	$147,342	$138,222	6.6%

Reconciliation of Same Store, Same Capital Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-15	30-Jun-14	% Change	31-Mar-15	% Change	30-Jun-15	30-Jun-14	% Change
Operating income	$39,501	$42,717	(7.5)%	$41,178	(4.1)%	$80,679	$84,161	(4.1)%

Depreciation and amortization	21,659	21,222	2.1%	21,174	2.3%	42,833	42,406	1.0%

Net operating income	61,160	63,939	(4.3)%	62,352	(1.9)%	123,512	126,567	(2.4)%

Straight-line revenues, net of reserve	4,716	1,505	N/M	3,678	28.2%	8,394	2,335	N/M
Amortization of lease contracts above and below market value	415	(598)	N/A	(593)	N/A	(178)	(1,197)	(85.1)%

Cash net operating income	$66,291	$64,846	2.2%	$65,437	1.3%	$131,728	$127,705	3.2%

(1) Net Operating Income ("NOI") represents total revenues less property operating costs, real estate taxes and insurance, and other expenses (each as reflected in the consolidated statements of operations) for the properties included in the analysis. Cash Net Operating Income ("Cash NOI") is NOI less straight-line revenues, net of reserve and amortization of lease contracts above and below market value for the properties included in the analysis.
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

Development Projects
As of June 30, 2015
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
CH2 Phase I (6)	Elk Grove Village, IL	94,000	45,000	7.1	$74,000 - $78,000	$69,700	20%	20%
ACC7 Phase II	Ashburn, VA	98,000	51,000	8.9	78,000 - 82,000	53,856	34%	33%
ACC7 Phase III	Ashburn, VA	126,000	68,000	11.9	106,000 - 110,000	31,924	—%	—%
		318,000	164,000	27.9	258,000 - 270,000	155,480

Future Development Projects/Phases
ACC7 Phase IV	Ashburn, VA	96,000	52,000	8.9	35,799	35,799
CH2 Phases II to III	Elk Grove Village, IL	242,000	115,000	18.5	112,000 - 116,000	110,779
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		518,000	255,000	45.6	$187,011 - $191,011	185,790
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,242
SC2 (7)	Santa Clara, CA	150,000	69,000	16.0		5,348
		250,000	119,000	26.4		9,590
Total		1,086,000	538,000	99.9		$350,860

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

(5)
Amount capitalized as of June 30, 2015. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	CH2 Phase I was placed in service on July 1, 2015.

(7)	Amounts listed are updated estimates. We are currently evaluating the best use for this land. Options include a stand-alone data center, an additional phase of SC1 or a powered base shell.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the six months ended June 30, 2015, we executed seven leases representing a total of 14.46 MW of critical load and 76,600 CRSF of space with a weighted average lease term of 7.1 years. These leases included the following:

•	Four leases were at ACC7 Phase I and Phase II comprising 9.43 MW of critical load and 51,001 CRSF.

•	One lease was at SC1 Phase IIB, which opened in May 2015, comprising 3.41 MW of critical load and 15,853 CRSF.

•	One lease was at CH2 Phase I, which opened in July 2015, comprising 1.42 MW of critical load and 8,886 CRSF.

•	One lease at ACC5 comprising 0.20 MW of critical load and 860 CRSF.
During the six months ended June 30, 2015, we also extended the maturity of five leases by a weighted average of 2.7 years totaling 10.18 MW of critical load and 57,920 CRSF:

•	Three extensions were at ACC4 totaling 4.55 MW and 21,600 CRSF.

•	One extension was at ACC6 totaling 4.33 MW and 22,000 CRSF.

•	One extension was at VA3 totaling 1.30 MW and 14,320 CRSF.
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
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 5.4 years as of July 1, 2015. Approximately 14% of our leases – in terms of annualized base rent – are scheduled to expire prior to the end of 2017. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.
As of July 1, 2015, we had 38 customers with 115 lease expiration dates. Only one of these leases has a term that expires in 2015 and five of these leases are considered month to month. As discussed further below, the lease scheduled to expire in September 2015 is for 10.4 MW of space at ACC2, and the customer has notified us that it will not renew the lease. The month to month leases include four leases with our bankrupt customer, which we can terminate upon 30 days' notice, and one lease with a customer that was held over for a short period of time after its lease expired, but has now departed.

Available Data Center Inventory and Current Development Projects
As of July 30, 2015, our operating portfolio was 94% leased and commenced as measured by CRSF and by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the 6% remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the data center facilities currently under development.
We have two operating data center facilities with a significant amount of vacant space, as follows:

•	CH2 Phase I, which opened in July 2015 - 5.7 MW of critical load available for lease; and

•
NJ1 Phase I - 7.5 MW of critical load available for lease. We believe that when we fully lease the CRSF at NJ1, there will be 3-4 MW of critical load unleased. We intend to seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, but there can be no assurance that we will be able to utilize this critical load power in NJ1 Phase II.

As of July 30, 2015, we had three data center facilities under development, as follows:

•	ACC7 Phase II - 8.9 MW of available critical load, with completion expected in the fourth quarter of 2015.

•	ACC7 Phase III - 11.9 MW of available critical load, with completion expected in the second quarter of 2016; and
•CH2 Phase II - 5.7 MW of available critical load, with completion expected in the second quarter of 2016.

Our four largest customers comprised 61% of our annualized base rent as of June 30, 2015. Our first and third largest customers do not have early termination rights. As part of a new lease that our second largest customer signed with us in May 2015, this customer now has the right to individually decrease the term of the lease of each of nine other of its existing computer rooms in ACC5, each with 2.28 MW, provided the aggregate reduction in lease terms does not exceed 67 months, or an average of approximately seven months per computer room. We have reflected these leases in the Lease Expiration Table above using our best estimate of the allocation of the 67 month lease term reductions. The fourth largest customer has early termination rights in certain of its leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.

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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There has been pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. Although we believe that there are indications that rental rates have stabilized, it is unclear if pricing pressure will return, which would adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 5.4 years as of July 1, 2015, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the five lease extensions executed during the six months ended June 30, 2015 totaling 10.18 MW and 57,920 CRSF, described above, GAAP base rent is 4.0% higher than GAAP base rent prior to the extension, in the aggregate, on a straight-line basis. Compared to the cash base rental rates in effect when these extensions were each executed, cash base rents will be an average of 7.7% higher, in the aggregate, upon the expiration of the original lease terms.
One of our four largest customers, Yahoo!, leases all 10.4 MW of the critical load available in our ACC2 data center facility through a lease that expires in September 2015 and represents 4% of our operating property portfolio's annualized base rent. Yahoo! has notified us that it will not renew its ACC2 lease. This additional inventory of available data center space could have a negative impact on demand for space that we have available in Northern Virginia and the rental rates for such space. We believe that we will be able to lease this space to new customers because we have been successful in re-leasing vacated space at our VA3 data center facility. The space at ACC2, however, provides for more power per square foot of computing space than at VA3, which may limit the potential customers that can use the ACC2 space efficiently. We believe the decline in cash base rents will be at least 20% upon re-leasing the vacant space. We, however, cannot ensure that we will be able to attract replacement customers on similar terms in a timely manner for this space and, if we are unable to do so, our rental income could be materially adversely impacted in future periods.
The inability of a customer to meet its rent obligations would impact our revenues and cash flows negatively. Adverse economic and other market conditions could impact the ability of any of our customers to fulfill their lease obligations. Specifically, in January and February 2015, Net Data Centers, the customer that restructured three of its leases with us in the first quarter of 2013, halted its base rent payments and paid only its monthly operating expenses, direct electric charges and management fees for these two months. In February 2015, Net Data Centers filed a voluntary petition for relief under Chapter

11 of the United States Bankruptcy Code. Since this filing under Chapter 11, we received payment for all rent obligations for March through June totaling $5.1 million in the aggregate. We did not recognize the base rent portions of these payments as revenue, but instead applied them to the straight-line rent receivable balances for this customer.

Effective July 1, 2015, Net Data Centers was deemed to have rejected each of its leases with us. Accordingly, in June 2015, we wrote-off as a reduction of rental revenue $0.4 million of straight-line rents receivable, $0.1 million of unamortized lease inducements and $1.0 million of unamortized lease intangibles related to Net Data Center's leases with us, as well as $0.7 million of unamortized leasing commissions which were recorded to amortization expense.

The remaining straight-line rents receivable balance for Net Data Centers as of June 30, 2015 is $1.7 million, which we believe will be recovered via a revenue sharing arrangement with Net Data Centers that was approved by the bankruptcy court and is effective July 1, 2015, which allows Net Data Centers to occupy the leased space in our data centers on a month-to-month basis until the earlier of January 31, 2016 or until other such conditions are met, while they work to negotiate a sale. As of July 30, 2015, we received $0.8 million pursuant to this revenue sharing agreement.
As of June 30, 2015, we have reserved a total of $5.1 million of the note receivable due from this customer, which represents 79% of the outstanding balance of the note, which totaled $6.5 million as of June 30, 2015. The terms of this note require the payment of principal and interest through maturity on December 31, 2016. Net Data Centers has not made any payments on the note while in bankruptcy; however we believe we will recover the unreserved portion of this note as a claim in bankruptcy. At the time of the bankruptcy filing, Net Data Centers had the following leases with us:

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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating Revenue. Operating revenue for the three months ended June 30, 2015 was $113.8 million. This includes base rent of $72.7 million, which includes our management fee, tenant recoveries of $34.5 million and other revenue of $6.6 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $102.0 million for the three months ended June 30, 2014. The increase of $11.8 million, or 11.6%, was primarily due to increased revenue from placing ACC7 Phase I and SC1 Phase II into service, an increase in other income due to an increase in a la carte projects for our customers performed by the TRS and an increase in recoveries from tenants due to increased real estate taxes. These increases were partially offset by a $2.6 million decrease in revenue due to base rent revenue not being recognized for a bankrupt customer during the three months ended June 30, 2015, as well as $1.5 million in write-offs during the three months ended June 30, 2015 of this customer's straight-line rents receivable, unamortized lease intangible and unamortized lease inducements.

Operating Expenses. Operating expenses for the three months ended June 30, 2015 were $72.9 million, compared to $60.3 million for the three months ended June 30, 2014. The increase of $12.6 million, or 20.9%, was primarily due to increased real estate taxes of $3.2 million at SC2 and VA4, $2.6 million of increased depreciation and amortization from the opening of ACC7 Phase I and SC1 Phase II, increased operating costs from placing ACC7 Phase I and SC1 Phase II into service and an increase in costs resulting from an increase in a la carte projects for our customers performed by our TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2015 was $9.8 million compared to interest expense of $8.4 million for the three months ended June 30, 2014. Total interest incurred for the three months ended June 30, 2015 was $13.0 million, of which $3.2 million was capitalized, as compared to $11.8 million for the corresponding period in 2014, of which $3.4 million was capitalized. The increase in total interest was primarily due to an increase in the outstanding balance of our line of credit during the three months ended June 30, 2015 and the completion of an offering of Unsecured Notes due 2023 in June 2015, a portion of the proceeds of which were used to pay off of the outstanding balance of our line of credit.
Loss on Early Extinguishment of Debt. For the three months ended June 30, 2014, we incurred a loss of $0.3 million due to the write-off of loan fees related to the amendment of the Unsecured Credit Facility in May 2014.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the three months ended June 30, 2015 was $4.7 million compared to $5.0 million for the three months ended June 30, 2014. The decrease of $0.3 million was primarily due to the Operating Partnership receiving its allocation of lower net income and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 0.2 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from April 1, 2014 through June 30, 2015.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2015 was $19.7 million compared to $21.1 million for the three months ended June 30, 2014. The decrease of $1.4 million was primarily due to higher interest expense and lower operating income, partially offset by a decrease in ownership of redeemable noncontrolling interests – operating partnership due to redemptions of OP units by OP unitholders, each described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating Revenue. Operating revenue for the six months ended June 30, 2015 was $221.1 million. This includes base rent of $144.3 million, which includes our management fee, tenant recoveries of $67.8 million and other revenue of $9.0 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $204.0 million for the six months ended June 30, 2014. The increase of $17.1 million, or 8.4%, was primarily due to increased revenue from placing ACC7 Phase I and SC1 Phase II into service, new leases commencing at ACC5, NJ1 Phase I, and VA3, an increase in a la carte projects for our customers performed by the TRS and an increase in recoveries from tenants due to increased real estate taxes. These increases were partially offset by a $5.1 million decrease in revenue due to base rent revenue not being recognized for a bankrupt customer during the six months ended June 30, 2015, as well as $1.5 million in write-offs during the six months ended June 30, 2015 of this customer's straight-line rents receivable, unamortized lease intangible and unamortized lease inducements.
Operating Expenses. Operating expenses for the six months ended June 30, 2015 were $145.0 million, compared to $122.2 million for the six months ended June 30, 2014. The increase of $22.8 million, or 18.7%, was primarily due to a $10.3 million increase in other expenses primarily due to a charge of $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer. The remaining increase in operating expenses was due to $4.3 million of increased depreciation and amortization from the opening of ACC7 Phase I and SC1 Phase II, increased real estate taxes of $3.3 million at SC1 and VA4, increased operating costs from placing ACC7 Phase I and SC1 Phase II into service and an increase in costs resulting from an increase in a la carte projects for our customers performed by our TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2015 was $18.7 million compared to interest expense of $17.0 million for the six months ended June 30, 2014. Total interest incurred for the six months ended June 30, 2015 was $25.0 million, of which $6.3 million was capitalized, as compared to $23.5 million for the corresponding period in 2014, of which $6.5 million was capitalized. The increase in total interest was primarily due to an increase in the outstanding balance of our line of credit during the six months ended June 30, 2015 and the completion of an offering of Unsecured Notes due 2023 in June 2015, a portion of the proceeds of which were used to pay off the outstanding balance of our line of credit.

Loss on Early Extinguishment of Debt. For the six months ended June 30, 2014, we incurred a loss of $0.3 million due to the write-off of loan fees related to the amendment of the Unsecured Credit Facility in May 2014.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2015 was $8.4 million compared to $9.8 million for the six months ended June 30, 2014. The decrease of $1.4 million was primarily due to the Operating Partnership receiving its allocation of lower net income and a decrease in ownership of redeemable noncontrolling interests – operating partnership due to OP unitholders redeeming 0.3 million OP units in exchange for an equal number of shares of DFT’s common stock during the period from January 1, 2014 through June 30, 2015.
Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2015 was $35.5 million compared to $41.2 million for the six months ended June 30, 2014. The decrease of $5.7 million was due to expenses associated with the departure of our former chief executive officer and the bankruptcy of one of our customers, described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2015 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net cash provided by operating activities increased by $8.9 million, or 7.5%, to $127.5 million for the six months ended June 30, 2015, as compared to $118.6 million for the corresponding period in 2014. The increase was primarily due to higher cash rents from tenants.
Net cash used in investing activities decreased by $21.5 million to $114.0 million for the six months ended June 30, 2015 compared to $135.5 million for the corresponding period in 2014. The majority of cash used in investing activities in each period was expenditures for projects under development. During the six months ended June 30, 2015, cash used for development was primarily for the construction of CH2 Phase I, ACC7 Phase II and SC1 Phase IIB. During the six months ended June 30, 2014, the majority of development cash used was for SC1 Phase IIA, ACC7 Phase I and CH2 Phase I.
Net cash provided by financing activities was $62.8 million for the six months ended June 30, 2015 compared to $34.3 million in the corresponding period in 2014. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $248.0 million in proceeds from the issuance of our Unsecured Notes due 2023 in June 2015, and $120 million of advances under our Unsecured Credit Facility, partially offset by $180.0 million in repayments of on our Unsecured Credit Facility, $81.8 million paid for dividends and distributions, $31.9 million in repurchases of our common stock, $7.6 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of performance shares, restricted common stock and grants of unrestricted common stock and $3.9 million in financing costs paid in connection with the issuance of the Unsecured Notes due 2023. Cash provided by financing activities for the six months ended June 30, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $3.5 million of proceeds received from stock option exercises, net of withholding tax payments for employees upon the vesting of restricted common stock or grants of unrestricted common stock, partially offset by $62.3 million paid for dividends and distributions and the payment of $2.8 million of financing costs related to the amendments of the Revolving Credit Facility and the ACC3 Term Loan.

Market Capitalization
The following table sets forth our total market capitalization as of June 30, 2015:
Capital Structure as of June 30, 2015
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,215,000	30.8%
Common Shares	81%	65,387
Operating Partnership (“OP”) Units	19%	15,419
Total Shares and Units	100%	80,806
Common Share Price at June 30, 2015		$29.45
Common Share and OP Unit Capitalization			$2,379,737
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,730,987	69.2%
Total Market Capitalization				$3,945,987	100.0%
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
In 2015, we expect to meet our liquidity needs from cash available on our balance sheet, cash provided by operating activities and external sources. We fund a portion of the cost of data center development from additional capital because cash on hand and cash provided by operating activities are not sufficient to fund our development costs. For future developments, we expect to have availability under our Unsecured Credit Facility and would fund development costs, at least temporarily, by drawing funds from this facility until we obtained permanent capital financing. We expect to obtain permanent capital through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants under our outstanding indebtedness, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120 million of DFT's shares of common stock in 2015. This program was announced on February 5, 2015. Depending on our analysis of market prices, economic conditions and other opportunities for the investment of available capital, including data center development, we may repurchase our common stock pursuant to the program. Between February 18, 2015 and February 26, 2015, we repurchased a total of 1,002,610 shares for a total purchase price of $31.9 million. These purchases constituted 1.5% of the balance of common stock outstanding as of December 31, 2014. Shares were purchased at an average price of $31.80 per share and were retired immediately. We may purchase an additional $88.1 million of our common stock pursuant to the stock repurchase program.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that governs our Unsecured Notes due 2021 and Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of our total debt as of June 30, 2015 and December 31, 2014 is as follows:
Debt Summary as of June 30, 2015 and December 31, 2014
($ in thousands)

	June 30, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	1.7%	2.7	$115,000
Unsecured	1,100,000	91%	4.9%	6.1	910,000
Total	$1,215,000	100%	4.6%	5.8	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	6.2	$600,000
Unsecured Notes due 2023 (1)	250,000	21%	5.6%	8.0	—
Fixed Rate Debt	850,000	70%	5.8%	6.7	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.9	60,000
Unsecured Term Loan	250,000	21%	1.7%	4.1	250,000
ACC3 Term Loan	115,000	9%	1.7%	2.7	115,000
Floating Rate Debt	365,000	30%	1.7%	3.6	425,000
Total	$1,215,000	100%	4.6%	5.8	$1,025,000

(1)	Principal amount shown excludes original issue discount of $2.0 million.
Outstanding Indebtedness
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $560 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium. In July 2015, we exercised the accordion feature of our Unsecured Credit Facility, increasing the total capacity to $700 million.
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
The facility is unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below.
The amount available for borrowings under the facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the facility may be used for letters of credit.

As of June 30, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of June 30, 2015, no amounts were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of June 30, 2015.

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
We were in compliance with all of the covenants under the loan as of June 30, 2015.
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
We were in compliance with all of the covenants under the loan as of June 30, 2015.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% unsecured notes due 2021 (the "Unsecured Notes due 2021"). The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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

The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2015.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% unsecured notes due 2023 (the "Unsecured Notes due 2023"). The Unsecured Notes due 2023 were issued at 99.205% and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year, beginning December 15, 2015.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guaranty the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantee of those notes.
At any time prior to June 15, 2018, the Operating Partnership may redeem the Unsecured Notes due 2023, in whole or in part, at a price equal to the sum of (i) 100% of the principal amount of the Unsecured Notes due 2023 to be redeemed, plus (ii) a make-whole premium and accrued and unpaid interest. The Unsecured Notes due 2023 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, on and after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing June 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

Year	Redemption Price
2018	104.219%
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%
If there is a change of control (as defined in the indenture governing the Unsecured Notes due 2023) of the Operating Partnership or DFT, we must offer to purchase the Unsecured Notes due 2023 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in certain circumstances we may be required to use the net proceeds of asset sales to purchase a portion of the Unsecured Notes due 2023 at 100% of the principal amount thereof, plus accrued and unpaid interest.

The Unsecured Notes due 2023 have certain covenants limiting or prohibiting the ability of the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of June 30, 2015.

A summary of our debt principal repayment schedule as of June 30, 2015 is as follows:
Debt Principal Repayments as of June 30, 2015
($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Rates
2016	$—		$3,750	(3)	$3,750	0.3%	1.7%
2017	—		8,750	(3)	8,750	0.7%	1.7%
2018	—		102,500	(3)	102,500	8.4%	1.7%
2019	—		250,000	(4)	250,000	20.6%	1.7%
2020	—		—		—	—	—
2021	600,000	(1)	—		600,000	49.4%	5.9%
2022	—		—		—	—	—
2023	250,000	(2)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100%	4.6%

(1)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(2)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount shown excludes original issue discount of $2.0 million.

(3)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(4)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2015, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$—	$12,500	$352,500	$850,000	$1,215,000
Interest on long-term debt obligations	28,798	113,807	106,142	119,719	368,466
Construction costs payable	24,406	—	—	—	24,406
Commitments under development contracts	18,346	—	—	—	18,346
Operating leases	205	292	—	—	497
Total	$71,755	$126,599	$458,642	$969,719	$1,626,715

Off-Balance Sheet Arrangements
As of June 30, 2015, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$31,141	$32,958	$57,474	$64,602
Depreciation and amortization	26,185	23,603	51,212	46,872
Less: Non real estate depreciation and amortization	(157)	(185)	(301)	(357)
NAREIT FFO (1)	$57,169	$56,376	$108,385	$111,117

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

Critical Accounting Policies
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our actual results may differ from these estimates. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions we believe are reasonable as of the date hereof. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

Recently Issued Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. We will be required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018 and are assessing whether the new standard will have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of June 30, 2015 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.19% at June 30, 2015, a decrease of 0.19% would increase future net income and cash flows by $0.7 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of June 30, 2015, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

4.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748).

4.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.2).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 30, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 30, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

4.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748).

4.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.2).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.