Form 10-Q
period 2015-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2015-10-29
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	65,407,075

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of September 30, 2015, DFT owned 80.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$92,840	$83,793
Buildings and improvements	2,799,849	2,623,539
	2,892,689	2,707,332
Less: accumulated depreciation	(571,996)	(504,869)
Net income producing property	2,320,693	2,202,463
Construction in progress and land held for development	330,200	358,965
Net real estate	2,650,893	2,561,428
Cash and cash equivalents	67,836	29,598
Rents and other receivables, net	8,605	8,113
Deferred rent, net	128,955	142,365
Lease contracts above market value, net	6,251	8,054
Deferred costs, net	38,510	38,495
Prepaid expenses and other assets	47,670	48,295
Total assets	$2,948,720	$2,836,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable, net of discount	848,074	600,000
Accounts payable and accrued liabilities	30,273	26,973
Construction costs payable	21,534	32,949
Accrued interest payable	6,623	10,759
Dividend and distribution payable	39,688	39,981
Lease contracts below market value, net	4,471	7,037
Prepaid rents and other liabilities	69,758	65,174
Total liabilities	1,385,421	1,207,873
Redeemable noncontrolling interests – operating partnership	399,050	513,134
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at September 30, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at September 30, 2015 and December 31, 2014	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 65,381,914 shares issued and outstanding at September 30, 2015 and 66,061,804 shares issued and outstanding at December 31, 2014	65	66
Additional paid in capital	812,934	764,025
Retained earnings	—	—
Total stockholders’ equity	1,164,249	1,115,341
Total liabilities and stockholders’ equity	$2,948,720	$2,836,348
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Base rent	$76,771	$72,268	$221,046	$211,927
Recoveries from tenants	35,223	31,211	103,010	92,864
Other revenues	3,343	2,099	12,421	4,824
Total revenues	115,337	105,578	336,477	309,615
Expenses:
Property operating costs	33,209	29,127	94,362	87,004
Real estate taxes and insurance	5,348	4,108	16,387	10,986
Depreciation and amortization	26,433	24,799	77,645	71,671
General and administrative	4,422	4,561	13,233	12,669
Other expenses	2,947	1,517	15,752	3,989
Total expenses	72,359	64,112	217,379	186,319
Operating income	42,978	41,466	119,098	123,296
Interest income	10	6	51	113
Interest:
Expense incurred	(11,691)	(9,032)	(29,042)	(24,563)
Amortization of deferred financing costs	(904)	(805)	(2,240)	(2,271)
Loss on early extinguishment of debt	—	(1,363)	—	(1,701)
Net income	30,393	30,272	87,867	94,874
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,520)	(4,501)	(12,901)	(14,315)
Net income attributable to controlling interests	25,873	25,771	74,966	80,559
Preferred stock dividends	(6,811)	(6,811)	(20,433)	(20,433)
Net income attributable to common shares	$19,062	$18,960	$54,533	$60,126
Earnings per share – basic:
Net income attributable to common shares	$0.29	$0.29	$0.83	$0.91
Weighted average common shares outstanding	65,041,159	65,507,879	65,190,737	65,448,034
Earnings per share – diluted:
Net income attributable to common shares	$0.29	$0.29	$0.82	$0.91
Weighted average common shares outstanding	65,561,891	66,298,221	65,918,976	66,025,002
Dividends declared per common share	$0.42	$0.35	$1.26	$1.05
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings
		Number	Amount			Total
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$1,115,341
Net income attributable to controlling interests					74,966	74,966
Dividends declared on common stock				(27,847)	(54,533)	(82,380)
Dividends earned on preferred stock					(20,433)	(20,433)
Redemption of operating partnership units		18,000		598		598
Common stock repurchases		(1,002,610)	(1)	(31,911)		(31,912)
Issuance of stock awards		547,342		2,241		2,241
Retirement and forfeiture of stock awards		(242,622)		(7,611)		(7,611)
Amortization of deferred compensation costs				6,480		6,480
Adjustments to redeemable noncontrolling interests – operating partnership				106,959		106,959
Balance at September 30, 2015	$351,250	65,381,914	$65	$812,934	$—	$1,164,249
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2015	2014
Cash flow from operating activities
Net income	$87,867	$94,874
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,645	71,671
Loss on early extinguishment of debt	—	1,701
Straight-line revenues, net of reserve	13,410	4,296
Amortization of deferred financing costs	2,240	2,271
Amortization and write-off of lease contracts above and below market value	(763)	(1,795)
Compensation paid with Company common shares	7,990	4,645
Changes in operating assets and liabilities
Rents and other receivables	(492)	2,623
Deferred costs	(2,045)	(1,904)
Prepaid expenses and other assets	1,741	(7,088)
Accounts payable and accrued liabilities	3,407	2,814
Accrued interest payable	(4,136)	(8,048)
Prepaid rents and other liabilities	4,526	5,752
Net cash provided by operating activities	191,390	171,812
Cash flow from investing activities
Investments in real estate – development	(154,165)	(188,443)
Land acquisition costs	(8,600)	—
Interest capitalized for real estate under development	(8,557)	(7,889)
Improvements to real estate	(2,433)	(2,083)
Additions to non-real estate property	(622)	(292)
Net cash used in investing activities	(174,377)	(198,707)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—
Repayments	(180,000)	—
Unsecured term loan:
Proceeds	—	96,000
Unsecured notes payable:
Proceeds	248,012	—
Payments of financing costs	(4,730)	(3,794)
Equity compensation (payments) proceeds	(7,611)	2,303
Common stock repurchases	(31,912)	—
Dividends and distributions:
Common shares	(82,665)	(62,374)
Preferred shares	(20,433)	(20,433)
Redeemable noncontrolling interests – operating partnership	(19,436)	(14,822)
Net cash provided by (used in) financing activities	21,225	(3,120)
Net increase (decrease) in cash and cash equivalents	38,238	(30,015)
Cash and cash equivalents, beginning	29,598	38,733
Cash and cash equivalents, ending	$67,836	$8,718
Supplemental information:
Cash paid for interest	$41,735	$40,500
Deferred financing costs capitalized for real estate under development	$584	$459
Construction costs payable capitalized for real estate under development	$21,534	$35,860
Redemption of operating partnership units	$598	$3,000
Adjustments to redeemable noncontrolling interests - operating partnership	$(106,959)	$38,266
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Income producing property:
Land	$92,840	$83,793
Buildings and improvements	2,799,849	2,623,539
	2,892,689	2,707,332
Less: accumulated depreciation	(571,996)	(504,869)
Net income producing property	2,320,693	2,202,463
Construction in progress and land held for development	330,200	358,965
Net real estate	2,650,893	2,561,428
Cash and cash equivalents	63,618	25,380
Rents and other receivables, net	8,605	8,113
Deferred rent, net	128,955	142,365
Lease contracts above market value, net	6,251	8,054
Deferred costs, net	38,510	38,495
Prepaid expenses and other assets	47,670	48,295
Total assets	$2,944,502	$2,832,130
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$60,000
Mortgage notes payable	115,000	115,000
Unsecured term loan	250,000	250,000
Unsecured notes payable, net of discount	848,074	600,000
Accounts payable and accrued liabilities	30,273	26,973
Construction costs payable	21,534	32,949
Accrued interest payable	6,623	10,759
Dividend and distribution payable	39,688	39,981
Lease contracts below market value, net	4,471	7,037
Prepaid rents and other liabilities	69,758	65,174
Total liabilities	1,385,421	1,207,873
Redeemable partnership units	399,050	513,134
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2015 and December 31, 2014	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2015 and December 31, 2014	166,250	166,250
Common units, 64,719,541 issued and outstanding at September 30, 2015 and 65,399,431 issued and outstanding at December 31, 2014	800,587	752,254
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2015 and December 31, 2014	8,194	7,619
Total partners’ capital	1,160,031	1,111,123
Total liabilities and partners’ capital	$2,944,502	$2,832,130
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Base rent	$76,771	$72,268	$221,046	$211,927
Recoveries from tenants	35,223	31,211	103,010	92,864
Other revenues	3,343	2,099	12,421	4,824
Total revenues	115,337	105,578	336,477	309,615
Expenses:
Property operating costs	33,209	29,127	94,362	87,004
Real estate taxes and insurance	5,348	4,108	16,387	10,986
Depreciation and amortization	26,433	24,799	77,645	71,671
General and administrative	4,422	4,561	13,233	12,669
Other expenses	2,947	1,517	15,752	3,989
Total expenses	72,359	64,112	217,379	186,319
Operating income	42,978	41,466	119,098	123,296
Interest income	10	6	51	113
Interest:
Expense incurred	(11,691)	(9,032)	(29,042)	(24,563)
Amortization of deferred financing costs	(904)	(805)	(2,240)	(2,271)
Loss on early extinguishment of debt	—	(1,363)	—	(1,701)
Net income	30,393	30,272	87,867	94,874
Preferred unit distributions	(6,811)	(6,811)	(20,433)	(20,433)
Net income attributable to common units	$23,582	$23,461	$67,434	$74,441
Earnings per unit – basic:
Net income attributable to common units	$0.29	$0.29	$0.83	$0.91
Weighted average common units outstanding	80,460,396	81,071,866	80,610,303	81,031,191
Earnings per unit – diluted:
Net income attributable to common units	$0.29	$0.29	$0.82	$0.91
Weighted average common units outstanding	80,981,128	81,862,208	81,338,542	81,608,159
Distributions declared per common unit	$0.42	$0.35	$1.26	$1.05
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
Net income			86,977		890	87,867
Common unit distributions			(100,973)		(835)	(101,808)
Preferred unit distributions			(20,226)		(207)	(20,433)
Issuance of OP units to DFT when redeemable partnership units redeemed		18,000	598			598
OP unit repurchases		(1,002,610)	(31,912)			(31,912)
Issuance of OP units for stock awards		547,342	2,241			2,241
Retirement and forfeiture of OP units		(242,622)	(7,611)			(7,611)
Amortization of deferred compensation costs			6,480			6,480
Adjustments to redeemable partnership units			112,759		727	113,486
Balance at September 30, 2015	$351,250	64,719,541	$800,587	662,373	$8,194	$1,160,031
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2015	2014
Cash flow from operating activities
Net income	$87,867	$94,874
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,645	71,671
Loss on early extinguishment of debt	—	1,701
Straight-line rent, net of reserve	13,410	4,296
Amortization of deferred financing costs	2,240	2,271
Amortization of lease contracts above and below market value	(763)	(1,795)
Compensation paid with Company common shares	7,990	4,645
Changes in operating assets and liabilities
Rents and other receivables	(492)	2,623
Deferred costs	(2,045)	(1,904)
Prepaid expenses and other assets	1,741	(7,088)
Accounts payable and accrued liabilities	3,407	2,815
Accrued interest payable	(4,136)	(8,048)
Prepaid rents and other liabilities	4,526	5,752
Net cash provided by operating activities	191,390	171,813
Cash flow from investing activities
Investments in real estate – development	(154,165)	(188,443)
Land acquisition costs	(8,600)	—
Interest capitalized for real estate under development	(8,557)	(7,889)
Improvements to real estate	(2,433)	(2,083)
Additions to non-real estate property	(622)	(292)
Net cash used in investing activities	(174,377)	(198,707)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—
Repayments	(180,000)	—
Unsecured term loan:
Proceeds	—	96,000
Unsecured notes payable:
Proceeds	248,012	—
Payments of financing costs	(4,730)	(3,794)
Equity compensation (payments) proceeds	(7,611)	2,303
OP unit repurchases	(31,912)	—
Distributions	(122,534)	(97,629)
Net cash provided by (used in) financing activities	21,225	(3,120)
Net increase in cash and cash equivalents	38,238	(30,014)
Cash and cash equivalents, beginning	25,380	34,514
Cash and cash equivalents, ending	$63,618	$4,500
Supplemental information:
Cash paid for interest	$41,735	$40,500
Deferred financing costs capitalized for real estate under development	$584	$459
Construction costs payable capitalized for real estate under development	$21,534	$35,860
Redemption of operating partnership units	$598	$3,000
Adjustments to redeemable partnership units	$(113,486)	$36,223
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of September 30, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which 1.0% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of September 30, 2015, we held a fee simple interest in the following properties:

•	12 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phase I, VA3, VA4, CH1, CH2 Phase I, NJ1 Phase I and SC1;

•	three data centers under development – ACC7 Phase II, ACC7 Phase III and CH2 Phase II;

•	data center projects available for future development – ACC7 Phase IV, CH2 Phase III and NJ1 Phase II; and

•	land that may be used to develop additional data centers – ACC8, CH3, and SC2.
In October 2015, we commenced development of CH2 Phase III.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-

operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2015 is a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2014 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $25.3 million and $23.7 million for the three months ended September 30, 2015 and 2014, respectively, and $73.4 million and $68.4 million for the nine months ended September 30, 2015 and 2014, respectively. Included in these amounts is amortization expense related to tenant origination costs, which was $0.5 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.
We record impairment losses on long-lived assets used in operations or in development when events or changes in circumstances indicate that the assets might be impaired, and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts. If circumstances indicating impairment of a long-lived asset are present, we would determine the fair value of that asset, and an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the impaired asset over its fair value. We assess the recoverability of the carrying value of our assets on a property-by-property basis. No impairment losses were recorded during the nine months ended September 30, 2015 and 2014.
Deferred Costs
Deferred costs, net in our accompanying consolidated balance sheets include both financing and leasing costs.
Financing costs, which represent fees and other costs incurred in obtaining debt, are amortized using the effective-interest rate method or a method that approximates the effective-interest method, over the term of the loan and are included in amortization of deferred financing costs. In May 2014, we amended our unsecured revolving credit facility ("Unsecured Credit
Facility"), which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended our unsecured term loan agreement ("Unsecured Term Loan"), which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million. Balances, net of accumulated amortization, at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Financing costs	$28,721	$24,110
Accumulated amortization	(9,525)	(6,820)
Financing costs, net	$19,196	$17,290

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court, described below. Leasing costs incurred for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Leasing costs incurred for new leases	$5	$148	$889	$1,751
Leasing costs incurred for renewals	9	153	1,156	153
Total leasing costs incurred	$14	$301	$2,045	$1,904

Amortization of deferred leasing costs totaled $1.0 million for each of the three months ended September 30, 2015 and 2014, and $3.9 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively, including the write-off described above. Balances, net of accumulated amortization, at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Leasing costs	$48,315	$52,358
Accumulated amortization	(29,001)	(31,153)
Leasing costs, net	$19,314	$21,205
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2015 and December 31, 2014, the fuel inventory was $4.5 million and $4.3 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue. In June 2015, we wrote-off as a reduction of base rent $0.4 million of unreserved straight-line rents receivable, $0.1 million of unamortized lease inducements and $1.0 million of unamortized lease intangibles related to a customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court.

Balances, net of accumulated amortization, at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Lease contracts above market value	$20,500	$23,100
Accumulated amortization	(14,249)	(15,046)
Lease contracts above market value, net	$6,251	$8,054

Lease contracts below market value	$24,175	$39,375
Accumulated amortization	(19,704)	(32,338)
Lease contracts below market value, net	$4,471	$7,037

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of September 30, 2015 and December 31, 2014, we had one uncollectible account that consisted of a note receivable from a customer in bankruptcy. The note balance as of September 30, 2015 and December 31, 2014 was $6.5 million and $6.6 million, respectively, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. Over the term of the note, we applied interest received to the note principal balance totaling $1.2 million. As of September 30, 2015 and December 31, 2014, respectively, we have established a reserve of $5.1 million and $4.9 million, including interest applied to principal. The note receivable, net of reserves and interest applied to the principal, was $1.4 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively. In October 2015, a sale of our bankrupt customer's east coast business was consummated, and we continue to be reasonably assured that we will be able to collect the balance of the note receivable, net of reserve, as a claim in the bankruptcy.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of December 31, 2014, we had reserves against deferred rent relating to the leases with the customer in bankruptcy of $3.7 million. Due to the rejection of leases by our bankrupt customer, we wrote off the reserved straight-line rent receivable in the second quarter and had no reserves against deferred rent as of September 30, 2015.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Net income attributable to redeemable noncontrolling interests – operating partnership	—	12,901
Distributions declared	—	(19,428)
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable noncontrolling interests – operating partnership	—	(106,959)
Balance at September 30, 2015	15,419,237	$399,050
The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2015 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2014	15,437,237	$513,134
Redemption of operating partnership units	(18,000)	(598)
Adjustments to redeemable partnership units	—	(113,486)
Balance at September 30, 2015	15,419,237	$399,050
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to controlling interests	$25,873	$25,771	$74,966	$80,559
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	53,091	(1,619)	107,557	(35,266)
	$78,964	$24,152	$182,523	$45,293

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

Recently Issued Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC staff stated they would not object to an entity continuing to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit. Entities are required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented. Early adoption is permitted.
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
3. Real Estate Assets
The following is a summary of our properties as of September 30, 2015 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$154,063		$156,563
ACC3	Ashburn, VA	1,071	95,978		97,049
ACC4	Ashburn, VA	6,600	538,551		545,151
ACC5	Ashburn, VA	6,443	298,740		305,183
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phase I	Ashburn, VA	2,787	95,001		97,788
VA3	Reston, VA	9,000	178,971		187,971
VA4	Bristow, VA	6,800	149,250		156,050
CH1	Elk Grove Village, IL	23,611	358,422		382,033
CH2 Phase I	Elk Grove Village, IL	3,998	71,991		75,989
NJ1 Phase I	Piscataway, NJ	4,311	210,231		214,542
SC1	Santa Clara, CA	20,201	431,954		452,155
		92,840	2,799,849	—	2,892,689
Construction in progress and land held for development	(1)			330,200	330,200
		$92,840	$2,799,849	$330,200	$3,222,889

(1)	Properties located in Ashburn, VA (ACC7 Phases II-IV and ACC8); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2 Phases II-III and CH3) and Santa Clara, CA (SC2).
In August 2015, we acquired two parcels of land totaling 9.7 acres for a total purchase price of $8.6 million. These parcels are adjacent to our CH1 data center in Elk Grove Village, Illinois and are being held for the future development of CH3.

4. Debt
Debt Summary as of September 30, 2015 and December 31, 2014
($ in thousands)

	September 30, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	1.7%	2.5	$115,000
Unsecured	1,100,000	91%	4.9%	5.9	910,000
Total	$1,215,000	100%	4.6%	5.6	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	6.0	$600,000
Unsecured Notes due 2023 (1)	250,000	21%	5.6%	7.7	—
Fixed Rate Debt	850,000	70%	5.8%	6.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.6	60,000
Unsecured Term Loan	250,000	21%	1.7%	3.8	250,000
ACC3 Term Loan	115,000	9%	1.7%	2.5	115,000
Floating Rate Debt	365,000	30%	1.7%	3.4	425,000
Total	$1,215,000	100%	4.6%	5.6	$1,025,000

(1)	Principal amount shown excludes original issue discount of $2.0 million.
Outstanding Indebtedness
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $700 million, which was increased from $560 million in July 2015. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of September 30, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of September 30, 2015, no amounts were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of September 30, 2015.

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
We were in compliance with all of the covenants under the loan as of September 30, 2015.
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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of September 30, 2015.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2015.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of September 30, 2015.

A summary of our debt principal repayment schedule as of September 30, 2015 is as follows:
Debt Principal Repayments as of September 30, 2015
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
Contracts related to the development of CH2 Phase II, ACC7 Phase II and ACC7 Phase III data centers were in place as of September 30, 2015. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2015, the CH2 Phase II control estimate was $17.8 million, of which $3.4 million has been incurred. An additional $8.6 million has been committed under this contract as of September 30, 2015. As of September 30, 2015, the ACC7 Phase II control estimate was $46.3 million, of which $37.2 million has been incurred. An additional $4.6 million has been committed under this contract as of September 30, 2015. As of September 30, 2015, the ACC7 Phase III control estimate was $73.4 million, of which $19.5 million has been incurred, and an additional $31.9 million has been committed as of September 30, 2015.
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
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including DFT’s Chairman and Vice Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2015 without triggering the tax protection provisions is approximately 80% of the initial built in gain of $667 million (unaudited), or $534 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of September 30, 2015, none of the tax protection provisions had been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2015, the tax protection provisions were triggered, we could be liable for protection on the taxes related to up to approximately $12 million (unaudited) of built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of September 30, 2015 and December 31, 2014 was $399.1 million and $513.1 million, respectively, based on the closing share price of DFT’s common stock of $25.88 and $33.24, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2015, OP unitholders redeemed a total of 18,000 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2015, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.4921875 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.

•	$0.4921875 per share payable to stockholders of record as of October 2, 2015. This dividend was paid on October 15, 2015.
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
In 2015, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid equivalent distributions on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.4765625 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.

•	$0.4765625 per share payable to stockholders of record as of October 2, 2015. This dividend was paid on October 15, 2015.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2015, DFT declared and paid the following cash dividend per share on its common stock, of which the OP paid an equivalent distribution on OP units:

•	$0.42 per share payable to stockholders of record as of April 2, 2015. This dividend was paid on April 15, 2015.

•	$0.42 per share payable to stockholders of record as of July 2, 2015. This dividend was paid on July 15, 2015.

•	$0.42 per share payable to stockholders of record as of October 2, 2015. This dividend was paid on October 15, 2015.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120.0 million of DFT's common stock in 2015. This program will expire on December 31, 2015. During the nine months ended September 30, 2015, DFT repurchased 1,002,610 shares of its common stock totaling $31.9 million, and $88.1 million is still available for repurchase under the program. All repurchased shares were retired immediately, and the Operating Partnership retired an equivalent number of units.

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

Furthermore, $0.3 million was expensed during the first quarter of 2015 in connection with the accelerated vesting of certain unvested stock options held by Mr. Fateh. Mr. Fateh also received a cash severance payment of $1.3 million which was expensed during the first quarter of 2015 and paid during the third quarter.

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
As of September 30, 2015, 3,206,037 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 3,093,963.

Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	323,989	$24.10
Granted	153,655	32.26
Vested	(132,039)	23.92
Forfeited	(7,582)	28.63
Unvested balance at September 30, 2015	338,023	$27.77
During the nine months ended September 30, 2015, we issued 153,655 shares of restricted stock, which had an aggregate value of $5.0 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the nine months ended September 30, 2015, 132,039 shares of restricted stock vested at a value of $4.1 million on the respective vesting dates.
As of September 30, 2015, total unearned compensation on restricted stock was $6.7 million, and the weighted average vesting period was 1.2 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the nine months ended September 30, 2015, no options were granted to employees.
A summary of our stock option activity under the applicable equity incentive plan for the nine months ended September 30, 2015 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2014	1,592,854	$19.09
Granted	—	—
Exercised	—	—
Forfeited	—	—
Under option, September 30, 2015	1,592,854	$19.09

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of September 30, 2015	1,592,854	$0.1	million	0.4 years	5.4 years
The following table sets forth the number of unvested options as of September 30, 2015 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2014	302,324	$5.05
Granted	—	—
Vested	(263,553)	5.10
Forfeited	—	—
Unvested balance at September 30, 2015	38,771	$4.75

The following tables sets forth the number of exercisable options as of September 30, 2015 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2014	1,290,530	$5.74
Vested	263,553	5.10
Exercised	—	—
Options Exercisable at September 30, 2015	1,554,083	$5.63

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2015	1,554,083	$10.7	million	$19.01	5.4 years
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
For performance unit grants awarded in 2014 and 2015, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the nine months ended September 30, 2015.

Assumption
Number of performance units granted	48,674
Expected volatility	24%
Expected annual dividend	5.18%
Risk-free rate	1.06%
Performance unit fair value at date of grant	$38.34
Total grant fair value at date of grant	$1.9 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$4.7 million

During the nine months ended September 30, 2015, 4,225 performance units were forfeited with a weighted average fair value of $36.30 per unit. As of September 30, 2015, total unearned compensation on outstanding performance units was $2.1 million.

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

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	65,041,159	65,507,879	65,190,737	65,448,034
Effect of dilutive securities	520,732	790,342	728,239	576,968
Weighted average common shares – diluted	65,561,891	66,298,221	65,918,976	66,025,002
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$19,062	$18,960	$54,533	$60,126
Net income allocated to unvested restricted shares	(142)	(116)	(435)	(348)
Net income attributable to common shares, adjusted	18,920	18,844	54,098	59,778
Weighted average common shares – basic	65,041,159	65,507,879	65,190,737	65,448,034
Earnings per common share – basic	$0.29	$0.29	$0.83	$0.91
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$18,920	$18,960	$54,098	$60,126
Adjustments to redeemable noncontrolling interests	—	41	—	97
Adjusted net income available to common shares	18,920	19,001	54,098	60,223
Weighted average common shares – diluted	65,561,891	66,298,221	65,918,976	66,025,002
Earnings per common share – diluted	$0.29	$0.29	$0.82	$0.91
The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock Options	—	—	—	—
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	80,460,396	81,071,866	80,610,303	81,031,191
Effect of dilutive securities	520,732	790,342	728,239	576,968
Weighted average common units – diluted	80,981,128	81,862,208	81,338,542	81,608,159
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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2015:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,213.1 million with a fair value of $1,227.6 million based on Level 2 data. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. We believe that the carrying values of our ACC3 Term Loan, Unsecured Credit Facility and Unsecured Term Loan approximate each of their fair values as of September 30, 2015. Each of these loans bears interest at LIBOR plus a spread that is consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers and the SC2 land (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3, ACC7 and CH2 data center facilities, the ACC8 and CH3 land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of September 30, 2015 and December 31, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,985	$7,855	$—	$92,840
Buildings and improvements	—	2,529,961	269,888	—	2,799,849
	—	2,614,946	277,743	—	2,892,689
Less: accumulated depreciation	—	(534,458)	(37,538)	—	(571,996)
Net income producing property	—	2,080,488	240,205	—	2,320,693
Construction in progress and land held for development	—	45,104	285,096	—	330,200
Net real estate	—	2,125,592	525,301	—	2,650,893
Cash and cash equivalents	58,912	—	4,706	—	63,618
Rents and other receivables	1,386	5,679	1,540	—	8,605
Deferred rent	—	125,381	3,574	—	128,955
Lease contracts above market value, net	—	6,251	—	—	6,251
Deferred costs, net	18,163	13,933	6,414	—	38,510
Investment in affiliates	2,624,397	—	—	(2,624,397)	—
Prepaid expenses and other assets	3,968	41,748	1,954	—	47,670
Total assets	$2,706,826	$2,318,584	$543,489	$(2,624,397)	$2,944,502

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	848,074	—	—	—	848,074
Accounts payable and accrued liabilities	3,299	22,754	4,220	—	30,273
Construction costs payable	51	396	21,087	—	21,534
Accrued interest payable	6,617	—	6	—	6,623
Distribution payable	39,688	—	—	—	39,688
Lease contracts below market value, net	—	4,471	—	—	4,471
Prepaid rents and other liabilities	16	65,804	3,938	—	69,758
Total liabilities	1,147,745	93,425	144,251	—	1,385,421
Redeemable partnership units	399,050	—	—	—	399,050
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at September 30, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at September 30, 2015	166,250	—	—	—	166,250
Common units, 64,719,541 issued and outstanding at September 30, 2015	800,587	2,225,159	399,238	(2,624,397)	800,587
General partner’s capital, 662,373 common units issued and outstanding at September 30, 2015	8,194	—	—	—	8,194
Total partners’ capital	1,160,031	2,225,159	399,238	(2,624,397)	1,160,031
Total liabilities & partners’ capital	$2,706,826	$2,318,584	$543,489	$(2,624,397)	$2,944,502

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$79,935	$3,858	$—	$83,793
Buildings and improvements	—	2,427,706	195,833	—	2,623,539
	—	2,507,641	199,691	—	2,707,332
Less: accumulated depreciation	—	(473,203)	(31,666)	—	(504,869)
Net income producing property	—	2,034,438	168,025	—	2,202,463
Construction in progress and land held for development	—	145,229	213,736	—	358,965
Net real estate	—	2,179,667	381,761	—	2,561,428
Cash and cash equivalents	21,806	—	3,574	—	25,380
Rents and other receivables	1,775	5,513	825	—	8,113
Deferred rent	—	139,542	2,823	—	142,365
Lease contracts above market value, net	—	8,054	—	—	8,054
Deferred costs, net	15,957	16,098	6,440	—	38,495
Investment in affiliates	2,547,049	—	—	(2,547,049)	—
Prepaid expenses and other assets	2,865	43,866	1,564	—	48,295
Total assets	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$60,000	$—	$—	$—	$60,000
Mortgage notes payable	—	—	115,000	—	115,000
Unsecured term loan	250,000	—	—	—	250,000
Unsecured notes payable	600,000	—	—	—	600,000
Accounts payable and accrued liabilities	4,432	19,580	2,961	—	26,973
Construction costs payable	—	4,312	28,637	—	32,949
Accrued interest payable	10,754	—	5	—	10,759
Distribution payable	39,981	—	—	—	39,981
Lease contracts below market value, net	—	7,037	—	—	7,037
Prepaid rents and other liabilities	28	61,728	3,418	—	65,174
Total liabilities	965,195	92,657	150,021	—	1,207,873
Redeemable partnership units	513,134	—	—	—	513,134
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2014	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2014	166,250	—	—	—	166,250
Common units, 65,399,431 issued and outstanding at December 31, 2014	752,254	2,300,083	246,966	(2,547,049)	752,254
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2014	7,619	—	—	—	7,619
Total partners’ capital	1,111,123	2,300,083	246,966	(2,547,049)	1,111,123
Total liabilities & partners’ capital	$2,589,452	$2,392,740	$396,987	$(2,547,049)	$2,832,130

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,561	$69,136	$7,674	$(4,600)	$76,771
Recoveries from tenants	—	32,160	3,063	—	35,223
Other revenues	—	445	2,944	(46)	3,343
Total revenues	4,561	101,741	13,681	(4,646)	115,337
Expenses:
Property operating costs	—	33,217	4,600	(4,608)	33,209
Real estate taxes and insurance	—	4,983	365	—	5,348
Depreciation and amortization	10	23,742	2,681	—	26,433
General and administrative	4,230	7	185	—	4,422
Other expenses	555	3	2,427	(38)	2,947
Total expenses	4,795	61,952	10,258	(4,646)	72,359
Operating (loss) income	(234)	39,789	3,423	—	42,978
Interest income	10	—	—	—	10
Interest:
Expense incurred	(13,870)	—	2,179	—	(11,691)
Amortization of deferred financing costs	(932)	—	28	—	(904)
Equity in earnings	45,419	—	—	(45,419)	—
Net income (loss)	30,393	39,789	5,630	(45,419)	30,393
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$23,582	$39,789	$5,630	$(45,419)	$23,582

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,513	$67,780	$4,525	$(4,550)	$72,268
Recoveries from tenants	—	28,805	2,406	—	31,211
Other revenues	—	414	1,731	(46)	2,099
Total revenues	4,513	96,999	8,662	(4,596)	105,578
Expenses:
Property operating costs	—	30,565	3,121	(4,559)	29,127
Real estate taxes and insurance	—	3,890	218	—	4,108
Depreciation and amortization	16	23,084	1,699	—	24,799
General and administrative	4,383	14	164	—	4,561
Other expenses	14	5	1,535	(37)	1,517
Total expenses	4,413	57,558	6,737	(4,596)	64,112
Operating income	100	39,441	1,925	—	41,466
Interest income	6	—	—	—	6
Interest:
Expense incurred	(10,259)	762	465	—	(9,032)
Amortization of deferred financing costs	(801)	46	(50)	—	(805)
Loss on early extinguishment of debt	(1,363)	—	—	—	(1,363)
Equity in earnings	42,589	—	—	(42,589)	—
Net income (loss)	30,272	40,249	2,340	(42,589)	30,272
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$23,461	$40,249	$2,340	$(42,589)	$23,461

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,682	$201,797	$19,363	$(13,796)	$221,046
Recoveries from tenants	—	94,970	8,040	—	103,010
Other revenues	—	1,309	11,221	(109)	12,421
Total revenues	13,682	298,076	38,624	(13,905)	336,477
Expenses:
Property operating costs	—	96,552	11,602	(13,792)	94,362
Real estate taxes and insurance	—	15,424	963	—	16,387
Depreciation and amortization	32	70,907	6,706	—	77,645
General and administrative	12,585	51	597	—	13,233
Other expenses	6,151	3	9,711	(113)	15,752
Total expenses	18,768	182,937	29,579	(13,905)	217,379
Operating (loss) income	(5,086)	115,139	9,045	—	119,098
Interest income	51	—	—	—	51
Interest:
Expense incurred	(36,067)	1,327	5,698	—	(29,042)
Amortization of deferred financing costs	(2,497)	107	150	—	(2,240)
Equity in earnings	131,466	—	—	(131,466)	—
Net income (loss)	87,867	116,573	14,893	(131,466)	87,867
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net income attributable to common units	$67,434	$116,573	$14,893	$(131,466)	$67,434

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,029	$198,964	$13,075	$(13,141)	$211,927
Recoveries from tenants	—	85,825	7,039	—	92,864
Other revenues	—	1,233	3,697	(106)	4,824
Total revenues	13,029	286,022	23,811	(13,247)	309,615
Expenses:
Property operating costs	—	92,013	8,126	(13,135)	87,004
Real estate taxes and insurance	—	10,560	426	—	10,986
Depreciation and amortization	49	67,653	3,969	—	71,671
General and administrative	11,973	63	633	—	12,669
Other expenses	1,012	32	3,057	(112)	3,989
Total expenses	13,034	170,321	16,211	(13,247)	186,319
Operating (loss) income	(5)	115,701	7,600	—	123,296
Interest income	112	—	1	—	113
Interest:
Expense incurred	(30,836)	3,360	2,913	—	(24,563)
Amortization of deferred financing costs	(2,430)	195	(36)	—	(2,271)
Loss on early extinguishment of debt	(1,701)	—	—	—	(1,701)
Equity in earnings	129,734	—	—	(129,734)	—
Net income (loss)	94,874	119,256	10,478	(129,734)	94,874
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net income attributable to common units	$74,441	$119,256	$10,478	$(129,734)	$74,441

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(42,466)	$211,786	$22,070	$—	$191,390
Cash flow from investing activities
Investments in real estate – development	(333)	(9,597)	(144,235)	—	(154,165)
Land acquisition costs	—	—	(8,600)	—	(8,600)
Investments in affiliates	58,681	(197,908)	139,227	—	—
Interest capitalized for real estate under development	(21)	(1,327)	(7,209)	—	(8,557)
Improvements to real estate	—	(2,375)	(58)	—	(2,433)
Additions to non-real estate property	(5)	(579)	(38)	—	(622)
Net cash provided by (used in) investing activities	58,322	(211,786)	(20,913)	—	(174,377)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured term loan:
Proceeds	—	—	—	—	—
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(4,705)	—	(25)	—	(4,730)
Equity compensation (payments) proceeds	(7,611)	—	—	—	(7,611)
OP unit repurchases	(31,912)	—	—	—	(31,912)
Distributions	(122,534)	—	—	—	(122,534)
Net cash provided by (used in) financing activities	21,250	—	(25)	—	21,225
Net increase in cash and cash equivalents	37,106	—	1,132	—	38,238
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$58,912	$—	$4,706	$—	$63,618

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(31,070)	$187,125	$15,758	$—	$171,813
Cash flow from investing activities
Investments in real estate – development	(309)	(94,621)	(93,513)	—	(188,443)
Investments in affiliates	2,818	(86,880)	84,062	—	—
Interest capitalized for real estate under development	(7)	(3,360)	(4,522)	—	(7,889)
Improvements to real estate	—	(2,017)	(66)	—	(2,083)
Additions to non-real estate property	(9)	(247)	(36)	—	(292)
Net cash provided by (used in) investing activities	2,493	(187,125)	(14,075)	—	(198,707)
Cash flow from financing activities
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(3,481)	—	(313)	—	(3,794)
Equity compensation (payments) proceeds	2,303	—	—	—	2,303
Distributions	(97,629)	—	—	—	(97,629)
Net cash used in financing activities	(2,807)	—	(313)	—	(3,120)
Net (decrease) increase in cash and cash equivalents	(31,384)	—	1,370	—	(30,014)
Cash and cash equivalents, beginning	32,903		1,611	—	34,514
Cash and cash equivalents, ending	$1,519	$—	$2,981	$—	$4,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
DuPont Fabros Technology, Inc. (or "DFT"), was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2015, owned 80.9% of the common economic interest in, DuPont Fabros Technology, L.P. (or the "Operating Partnership" or "OP"). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series A and Series B preferred stock also trade on the NYSE under the symbols “DFTPrA” and “DFTPrB”, respectively.
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

The following table presents a summary of our operating properties as of October 1, 2015:
Operating Properties
As of October 1, 2015

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2 (6)	Ashburn, VA	2001/2005	87,000	53,000	—%	—%	10.4	—%	—%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4 (7)	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	100%	100%
ACC5 (7)	Ashburn, VA	2009-2010	360,000	176,000	96%	96%	36.4	96%	96%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
NJ1 Phase I (7)	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	59%	59%
SC1	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3 (7)	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			2,714,000	1,340,000	93%	93%	236.9	92%	92%
Completed, not Stabilized
ACC7 Phase I (8)	Ashburn, VA	2014	126,000	67,000	75%	75%	12.9	77%	77%
CH2 Phase I (9)	Elk Grove Village, IL	2015	94,000	45,000	20%	20%	7.4	19%	19%
Subtotal – not stabilized			220,000	112,000	53%	53%	20.3	56%	56%
Total Operating Properties			2,934,000	1,452,000	90%	90%	257.2	89%	89%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of October 1, 2015 represent $297 million of base rent on a GAAP basis and $310 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

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

(6)	As of October 29, 2015, ACC2 was 100% leased on a critical load and CRSF basis.

(7)
In October 2015, new leases were executed with the purchaser of Net Data Centers' operations at our ACC4, ACC5, NJ1 Phase I and VA3 facilities. The new leases at ACC4, ACC5 and NJ1 Phase I are for the same amount of CRSF as the Net Data Centers leases, but are for a reduced amount of critical load. Giving effect to these decreases, ACC4, ACC5 and NJ1 Phase I were 97%, 96% and 52% leased and commenced on a critical load basis, respectively as of October 29, 2015. VA3 remains 95% leased and commenced on a critical load basis.

(8)	As of October 29, 2015, ACC7 Phase I was 100% leased and commenced on a critical load and CRSF basis.

(9)	As of October 29, 2015, CH2 Phase I was 100% leased and commenced on a critical load and CRSF basis.

Lease Expirations
As of October 1, 2015
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2015. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
Month-to-month (4)	4	39	3.0%	6,249	2.7%	2.4%
2015	—	—	—%	—	—%	—%
2016	2	9	0.7%	1,679	0.7%	1.0%
2017	13	84	6.5%	13,905	6.1%	6.0%
2018	21	180	13.8%	34,017	14.9%	14.8%
2019	20	291	22.4%	51,740	22.7%	23.0%
2020	15	182	14.0%	32,404	14.2%	13.8%
2021	11	160	12.3%	26,138	11.5%	11.8%
2022	7	89	6.8%	15,509	6.8%	6.6%
2023	3	29	2.2%	4,386	1.9%	1.7%
2024	8	112	8.6%	19,279	8.4%	9.9%
After 2024	9	127	9.7%	22,856	10.1%	9.0%
Total	113	1,302	100%	228,162	100%	100%

(1)	Represents 38 customers with 113 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of October 1, 2015.

(4)	Comprised of four leases with our bankrupt customer that were terminated on October 20, 2015 when a new customer leased all of the CRSF and 4.13 MW. The new leases expire in 2023.

Top 15 Customers
As of October 1, 2015

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of October 1, 2015:

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	6	3	6.0	22.7%
2	Facebook	4	1	4.8	19.9%
3	Rackspace	3	2	9.8	10.3%
4	Yahoo! (2)	2	2	2.5	7.5%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.9	6.5%
6	Fortune 25 Investment Grade Rated Company	2	2	2.9	5.4%
7	Server Central	1	1	5.9	2.8%
8	Net Data Centers (3)	4	2	MTM	2.4%
9	Dropbox	1	1	3.3	1.8%
10	IAC	1	1	3.6	1.8%
11	Symantec	2	1	1.7	1.5%
12	Fortune 25 Investment Grade Rated Company	2	2	5.4	1.3%
13	Zynga	1	1	0.6	1.3%
14	UBS	1	1	9.8	1.2%
15	Sanofi Aventis	2	1	5.8	1.1%
Total					87.5%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of October 1, 2015.

(2)	Comprised of a lease at ACC4 which is 6.9% of annualized base rent that has been fully subleased to another DFT customer and a lease at NJ1 which is 0.6% of annualized base rent.

(3)
Comprised of four month-to-month leases with our bankrupt customer that were terminated on October 20, 2015 when a new customer leased all of the CRSF and 4.13 of the MW. The new leases expire in 2023.

Same Store Analysis
As of September 30, 2015
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and nine months ended September 30, 2015. Same store properties represent those properties placed into service on or before January 1, 2014, which, as of September 30, 2015, include all of our operating properties except ACC7, due to its first phase being placed into service in July 2014. Accordingly, same store properties represented 236.9 MW, or 92%, of the 257.2 MW of operating properties in service as of September 30, 2015. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Accordingly, our same store, same capital properties include all of our operating properties with the exception of ACC7, for the reason described above, and SC1, due to phases IIA and IIB of this facility being placed into service in June 2014 and May 2015, respectively, which increased the critical load at SC1 by over 10%. Same store, same capital properties represented 200.3 MW, or 78%, of the 257.2 MW of operating properties in service as of September 30, 2015.

Same Store Properties	Three Months Ended					Nine Months Ended
	30-Sep-15	30-Sep-14	% Change	30-Jun-15	% Change	30-Sep-15	30-Sep-14	% Change
Revenue:
Base rent	$73,398	$72,029	1.9%	$70,626	3.9%	$214,552	$211,688	1.4%
Recoveries from tenants	34,595	31,211	10.8%	34,256	1.0%	101,973	92,864	9.8%
Other revenues	494	461	7.2%	486	1.6%	1,456	1,376	5.8%
Total revenues	108,487	103,701	4.6%	105,368	3.0%	317,981	305,928	3.9%

Expenses:
Property operating costs	31,232	28,613	9.2%	28,686	8.9%	90,293	86,489	4.4%
Real estate taxes and insurance	5,111	3,990	28.1%	6,928	(26.2)%	15,810	10,861	45.6%
Other expenses	10	18	N/M	30	N/M	55	95	(42.1)%
Total expenses	36,353	32,621	11.4%	35,644	2.0%	106,158	97,445	8.9%

Net operating income (1)	72,134	71,080	1.5%	69,724	3.5%	211,823	208,483	1.6%

Straight-line revenues, net of reserve	4,394	2,517	N/M	4,339	1.3%	12,224	4,533	N/M
Amortization of lease contracts above and below market value	(585)	(598)	(2.2)%	415	N/A	(763)	(1,795)	(57.5)%

Cash net operating income (1)	$75,943	$72,999	4.0%	$74,478	2.0%	$223,284	$211,221	5.7%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2014 and excludes ACC7.

Same Store, Same Capital Properties	Three Months Ended					Nine Months Ended
	30-Sep-15	30-Sep-14	% Change	30-Jun-15	% Change	30-Sep-15	30-Sep-14	% Change
Revenue:
Base rent	$62,998	$64,906	(2.9)%	$61,032	3.2%	$186,769	$193,344	(3.4)%
Recoveries from tenants	26,266	26,838	(2.1)%	26,337	(0.3)%	80,265	80,344	(0.1)%
Other revenues	464	435	6.7%	457	1.5%	1,366	1,289	6.0%
Total revenues	89,728	92,179	(2.7)%	87,826	2.2%	268,400	274,977	(2.4)%

Expenses:
Property operating costs	24,681	24,500	0.7%	23,302	5.9%	73,568	75,162	(2.1)%
Real estate taxes and insurance	3,219	3,198	0.7%	3,350	(3.9)%	9,463	8,707	8.7%
Other expenses	9	17	N/M	14	N/M	35	77	(54.5)%
Total expenses	27,909	27,715	0.7%	26,666	4.7%	83,066	83,946	(1.0)%

Net operating income (1)	61,819	64,464	(4.1)%	61,160	1.1%	185,334	191,031	(3.0)%

Straight-line revenues, net of reserve	4,329	2,871	N/M	4,716	(8.2)%	12,723	5,205	N/M
Amortization of lease contracts above and below market value	(585)	(598)	(2.2)%	415	N/A	(763)	(1,795)	(57.5)%

Cash net operating income (1)	$65,563	$66,737	(1.8)%	$66,291	(1.1)%	$197,294	$194,441	1.5%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2014 and have less than 10% of additional critical load developed after January 1, 2014. Excludes SC1 and ACC7.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended			Nine Months Ended
	30-Sep-15	30-Sep-14	30-Jun-15	30-Sep-15	30-Sep-14
Operating income	$42,978	$41,466	$40,898	$119,098	$123,296

Add-back: non-same store operating loss	4,464	5,395	3,718	18,970	14,128

Same Store:
Operating income	47,442	46,861	44,616	138,068	137,424

Depreciation and amortization	24,692	24,219	25,108	73,755	71,059

Net operating income	72,134	71,080	69,724	211,823	208,483

Straight-line revenues, net of reserve	4,394	2,517	4,339	12,224	4,533
Amortization of lease contracts above and below market value	(585)	(598)	415	(763)	(1,795)

Cash net operating income	$75,943	$72,999	$74,478	$223,284	$211,221

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended			Nine Months Ended
	30-Sep-15	30-Sep-14	30-Jun-15	30-Sep-15	30-Sep-14
Operating income	$42,978	$41,466	$40,898	$119,098	$123,296

Add-back: non-same store operating (income) loss	(2,110)	1,564	(1,397)	2,452	3,521

Same Store:
Operating income	40,868	43,030	39,501	121,550	126,817

Depreciation and amortization	20,951	21,434	21,659	63,784	64,214

Net operating income	61,819	64,464	61,160	185,334	191,031

Straight-line revenues, net of reserve	4,329	2,871	4,716	12,723	5,205
Amortization of lease contracts above and below market value	(585)	(598)	415	(763)	(1,795)

Cash net operating income	$65,563	$66,737	$66,291	$197,294	$194,441

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

Development Projects
As of September 30, 2015
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase II (6)	Ashburn, VA	98,000	51,000	8.9	$74,000 - $78,000	$65,532	33%	33%
ACC7 Phase III	Ashburn, VA	126,000	68,000	11.9	102,000 - 106,000	50,277	—%	—%
CH2 Phase II	Elk Grove Village, IL	74,000	35,000	5.7	60,000 - 64,000	45,694	—%	—%
		298,000	154,000	26.5	236,000 - 248,000	161,503

Future Development Projects/Phases
ACC7 Phase IV	Ashburn, VA	96,000	52,000	7.9	38,937	38,937
CH2 Phase III (7)	Elk Grove Village, IL	168,000	80,000	12.5	142,000 - 146,000	71,888
NJ1 Phase II	Piscataway, NJ	180,000	88,000	18.2	39,212	39,212
		444,000	220,000	38.6	$220,149 - $224,149	150,037
Land Held for Development
ACC8	Ashburn, VA	100,000	50,000	10.4		4,243
CH3 (8)	Elk Grove Village, IL	214,000	119,000	22.0		8,525
SC2 (9)	Santa Clara, CA	150,000	69,000	16.0		5,892
		464,000	238,000	48.4		18,660
Total		1,206,000	612,000	113.5		$330,200

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

(5)
Amount capitalized as of September 30, 2015. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	As of October 29, 2015, ACC7 Phase II is 67% pre-leased on a critical load and CRSF basis.

(7)	CH2 Phase III was placed into development in October 2015, and the estimate listed above is for the completion of this phase.

(8)	Amounts listed for gross building area, CRSF and critical load are current estimates.

(9)
Amounts listed for gross building area, CRSF and critical load are current estimates. We are currently evaluating the best use for this land. Options include a stand-alone data center, an additional phase of SC1 or a powered base shell.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the nine months ended September 30, 2015, we executed seven leases representing a total of 14.46 MW of critical load and 76,600 CRSF of space with a weighted average lease term of 7.1 years. These leases included the following:

•	Four leases were at ACC7 Phase I and Phase II comprising 9.43 MW of critical load and 51,001 CRSF.

•	One lease was at SC1 Phase IIB comprising 3.41 MW of critical load and 15,853 CRSF.

•	One lease was at CH2 Phase I comprising 1.42 MW of critical load and 8,886 CRSF.

•	One lease at ACC5 comprising 0.20 MW of critical load and 860 CRSF.
During the nine months ended September 30, 2015, we also extended the maturity of six leases by a weighted average of 2.9 years totaling 10.75 MW of critical load and 60,620 CRSF:

•	Three extensions were at ACC4 totaling 4.55 MW and 21,600 CRSF.

•	One extension was at ACC5 totaling 0.57 MW and 2,700 CRSF.

•	One extension was at ACC6 totaling 4.33 MW and 22,000 CRSF.

•	One extension was at VA3 totaling 1.30 MW and 14,320 CRSF.
In October 2015, we executed eight leases representing a total of 26.53 MW of critical load and 162,496 CRSF of space with a weighted average lease term of 6.1 years. These leases included the following:

•	Two leases were at ACC7 Phase I and Phase II comprising 6.00 MW of critical load and 34,409 CRSF. These leases resulted in ACC7 Phase I being 100% leased and commenced on critical load and CRSF.

•	One lease was at CH2 Phase I comprising 6.00 MW of critical load and 35,838 CRSF. This lease resulted in CH2 Phase I being 100% leased and commenced on critical load and CRSF.

•	Four leases were executed with a new customer in the space formerly occupied by our bankrupt customer, Net Data Center, comprising an aggregate of 4.13 MW and 38,852 CRSF at ACC4, ACC5, NJ1 and VA3.

•	One lease was at ACC2 comprising 10.4 MW and 53,397 CRSF, further described below.
Our lease with Yahoo! for the 10.4 MW of space at our ACC2 facility expired on September 30, 2015. The new lease is expected to commence in the first quarter of 2016, expires in March 2031 and includes early termination options in years five and ten, whereby the customer can terminate the lease early if it pays a termination penalty. This new lease will be accounted for as a five year lease under GAAP.
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
We lease power and space on a long-term basis, and our weighted average remaining lease term for commenced leases was approximately 5.5 years as of October 1, 2015. Approximately 9% of our leases – in terms of annualized base rent – are scheduled to expire prior to the end of 2017. Our ability to generate rental income over time will depend on our ability to retain customers when their leases expire or re-lease at attractive rates the power and space available from leases that expire and are not renewed or are otherwise terminated. Also, we receive expense reimbursement from customers only on power and space that is leased. Consequently, vacancies result in portions of our operating expenses being unreimbursed, which in turn negatively impacts our revenues and net income.
As of October 1, 2015, we had 38 customers with 113 lease expiration dates. Four of these leases were with our bankrupt customer, Net Data Centers, and were considered month to month until they were terminated on October 20, 2015 when we signed four new leases with a new customer, further described below. The four new leases expire in 2023.

Available Data Center Inventory and Current Development Projects
As of October 29, 2015, our operating portfolio was 97% leased and 93% commenced as measured by CRSF and 95% leased and 91% commenced as measured by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the remaining vacant space in our operating portfolio. The opportunity for revenue growth beyond the near term will depend on our ability to lease space at the data center facilities currently under development.
As of October 29, 2015, only NJ1 had a significant amount of vacant space - 8.7 MW of critical load available for lease. We believe that when we fully lease the CRSF at NJ1, there will be 3-4 MW of critical load unleased. We intend to seek to divert the remaining excess power for use in NJ1 Phase II, if and when that phase is developed, but there can be no assurance that we will be able to utilize this critical load power in NJ1 Phase II.
As of October 29, 2015, we had four data center facilities under development, as follows:

•	ACC7 Phase II - 8.9 MW of available critical load, with completion expected in the fourth quarter of 2015. ACC7 Phase II was 67% pre-leased as of the date of this filing;

•	ACC7 Phase III - 11.9 MW of available critical load, with completion expected in the second quarter of 2016;
•CH2 Phase II - 5.7 MW of available critical load, with completion expected in the second quarter of 2016; and

•	CH2 Phase III, which was placed into development in October 2015 - 12.5 MW of available critical load, with completion expected in the third quarter of 2016.
Our three largest customers comprised 53% of our annualized base rent as of September 30, 2015. The first and third largest customers have early termination rights in certain of their leases, and we have reflected these leases in the Lease Expiration Table above at the early termination dates. As part of a new lease that our second largest customer signed with us in May 2015, this customer now has the right to individually decrease the term of the lease of each of nine other of its existing computer rooms in ACC5, each with 2.28 MW, provided the aggregate reduction in lease terms does not exceed 67 months, or an average of approximately seven months per computer room. We have reflected these leases in the Lease Expiration Table above using our best estimate of the allocation of the 67 month lease term reductions. We expect these customers to evaluate their lease expirations in the year before expiration is scheduled to occur, taking into account, among other factors, their anticipated need for server capacity and economic factors. If we cannot renew these leases at similar rates or attract replacement customers on similar terms in a timely manner, our rental income could be materially adversely impacted in future periods.

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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There has been pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. Although we believe that there are indications that rental rates have stabilized, it is unclear if pricing pressure will return, which would adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 5.5 years as of October 1, 2015, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the six lease extensions executed during the nine months ended September 30, 2015 totaling 10.75 MW and 60,620 CRSF, described above, GAAP base rent is 5.4% higher than GAAP base rent prior to the extension, in the aggregate, on a straight-line basis. Compared to the cash base rental rates in effect when these extensions were each executed, cash base rents will be an average of 7.4% higher, in the aggregate, upon the expiration of the original lease terms.
As described above, in October 2015, we re-leased the entire 10.4 MW of space and 53,397 CRSF at ACC2 that was formerly occupied by Yahoo!. GAAP base rent, on a straight-line basis, is 12.6% lower under the terms of the new lease compared to the Yahoo! lease. Compared to the cash base rental rates in effect when the Yahoo! lease expired, cash base rents will be 41.4% lower under the terms of the new lease.
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
A revenue sharing arrangement with Net Data Centers was approved by the bankruptcy court effective July 1, 2015, which allowed Net Data Centers to occupy the leased space in our data centers on a month-to-month basis until the earlier of January 31, 2016 or until other such conditions are met, while they worked to negotiate a sale. Under this arrangement, we received $2.7 million in the aggregate during the three months ended September 30, 2015, of which $1.7 million was used to pay down the remaining $1.7 million straight-line rents receivable balance for Net Data Centers that existed as of June 30, 2015. The remaining $1.0 million received was recognized as revenue during the three months ended September 30, 2015.
In October 2015, a sale of Net Data Centers' east coast business was consummated, and we entered into four new lease agreements with the purchaser, whose term of lease at each data center commenced on October 20, 2015 and expires on December 21, 2023, as follows:

Property	MW leased	CRSF Leased
ACC4	1.35	10,800
ACC5	0.33	1,930
NJ1 Phase I	1.15	11,000
VA3	1.30	15,122
Total	4.13	38,852
In the aggregate, the rent of the new leases compared to the Net Data Centers leases results in a 33.9% reduction in cash base rental rates and an 18.1% reduction in GAAP base rental rates. Also, the new customer leased 2.13 MW less than Net Data Centers’ leased MW, in the aggregate.
As of September 30, 2015, we have reserved a total of $5.1 million of the note receivable due from this customer, which represents 79% of the outstanding balance of the note, which totaled $6.5 million as of September 30, 2015. The terms of this note require the payment of principal and interest through maturity on December 31, 2016. Net Data Centers has not made any payments on the note while in bankruptcy; however, we believe we will recover the unreserved portion of this note as a claim in bankruptcy.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2015, owned 80.9% of the common economic interest in the Operating Partnership, of which approximately 1.0% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating Revenue. Operating revenue for the three months ended September 30, 2015 was $115.3 million. This includes base rent of $76.8 million, which includes our management fee, tenant recoveries of $35.2 million and other revenue of $3.3 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $105.6 million for the three months ended September 30, 2014. The increase of $9.7 million, or 9.2%, was primarily due to increased revenue from placing ACC7 Phase I, CH2 Phase I, and SC1 Phase II into service, an increase in other income due to an increase in a la carte projects for our customers performed by the TRS and an increase in recoveries from tenants due to increased real estate taxes. These increases were partially offset by a $2.4 million decrease in revenue due to base rent and operating expense recovery revenue not being recognized for a bankrupt customer during the three months ended September 30, 2015.
Operating Expenses. Operating expenses for the three months ended September 30, 2015 were $72.4 million, compared to $64.1 million for the three months ended September 30, 2014. The increase of $8.3 million, or 12.9%, was primarily due to increased operating costs from placing ACC7 Phase I, CH2 Phase I and SC1 Phase II into service, $1.6 million of increased depreciation and amortization from placing ACC7 Phase I, CH2 Phase I and SC1 Phase II into service, an increase in other expenses of $1.4 million due to more a la carte projects for our customers performed by our TRS and increased real estate taxes of $1.1 million at SC1.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2015 was $12.6 million compared to interest expense of $9.8 million for the three months ended September 30, 2014. Total interest incurred for the three months ended September 30, 2015 was $15.4 million, of which $2.8 million was capitalized, as compared to $11.7 million for the corresponding period in 2014, of which $1.8 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund our development of data centers and higher rates due to the completion of an offering of Unsecured Notes due 2023 in June 2015, a portion of the proceeds of which were used to pay off of the outstanding balance of our line of credit.
Loss on Early Extinguishment of Debt. For the three months ended September 30, 2014, we incurred a loss of $1.4 million due to the refinancing of our Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $4.5 million for each of the three months ended September 30, 2014 and 2015, respectively.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended September 30, 2015 was $19.1 million compared to $19.0 million for the three months ended September 30, 2014. The     increase of $0.1 million was primarily due to higher revenue, partially offset by higher interest expense and higher operating expenses, each described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating Revenue. Operating revenue for the nine months ended September 30, 2015 was $336.5 million. This includes base rent of $221.0 million, which includes our management fee, tenant recoveries of $103.0 million and other revenue of $12.5 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $309.6 million for the nine months ended September 30, 2014. The increase of $26.9 million, or 8.7%, was primarily due to increased revenue from placing ACC7 Phase I, CH2 Phase I and SC1 Phase II into service, new leases commencing at ACC5, NJ1 Phase I, and VA3, an increase in a la carte projects for our customers performed by the TRS and an increase in recoveries from tenants due to increased real estate taxes. These increases were partially offset by a $9.4 million decrease in revenue due to base rent revenue not being recognized for a bankrupt customer during the nine months ended September 30, 2015, as well as $1.5 million in write-offs during the nine months ended September 30, 2015 of this customer's straight-line rents receivable, unamortized lease intangible and unamortized lease inducements.
Operating Expenses. Operating expenses for the nine months ended September 30, 2015 were $217.4 million, compared to $186.3 million for the nine months ended September 30, 2014. The increase of $31.1 million, or 16.7%, was primarily due to an $11.8 million increase in other expenses primarily due to increased a la carte expenses as a result of an increase in a la carte projects and a $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer. The remaining increase in operating expenses was due to $6.0 million of increased depreciation and amortization from the opening of ACC7 Phase I, CH2 Phase I and SC1 Phase II, increased real estate taxes of $4.1 million at SC1 and increased operating costs from placing ACC7 Phase I, CH2 Phase I and SC1 Phase II into service.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2015 was $31.3 million compared to interest expense of $26.8 million for the nine months ended September 30, 2014. Total interest incurred for the nine months ended September 30, 2015 was $40.4 million, of which $9.1 million was capitalized, as compared to $35.1 million for the corresponding period in 2014, of which $8.3 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund our development of data centers and higher rates due to the completion of an offering of Unsecured Notes due 2023 in June 2015, a portion of the proceeds of which were used to pay off the outstanding balance of our line of credit.
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
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2015 was $12.9 million compared to $14.3 million for the nine months ended September 30, 2014. The decrease of $1.4 million was primarily due to a decrease in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2015 was $54.5 million compared to $60.1 million for the nine months ended September 30, 2014. The decrease of $5.6 million was due to expenses associated with the departure of our former chief executive officer and the bankruptcy of one of our customers, described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2015 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash provided by operating activities increased by $19.6 million, or 11.4%, to $191.4 million for the nine months ended September 30, 2015, as compared to $171.8 million for the corresponding period in 2014. The increase was primarily due to higher cash rents from tenants and lower prepaid expenses.
Net cash used in investing activities decreased by $24.3 million to $174.4 million for the nine months ended September 30, 2015 compared to $198.7 million for the corresponding period in 2014. The majority of cash used in investing activities in each period was expenditures for projects under development. During the nine months ended September 30, 2015, cash used for development was primarily for the construction of CH2 Phase I, CH2 Phase II, ACC7 Phase II, ACC7 Phase III and SC1 Phase IIB and an $8.6 million purchase of land in Elk Grove Village, Illinois that will be used for the future development of CH3. During the nine months ended September 30, 2014, the majority of development cash used was for SC1 Phase IIA, ACC7 Phase I and CH2 Phase I.
Net cash provided by financing activities was $21.2 million for the nine months ended September 30, 2015 compared to net cash used in financing activities of $3.1 million in the corresponding period in 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of $248.0 million in proceeds from the issuance of our Unsecured Notes due 2023 in June 2015 and $120 million of advances under our Unsecured Credit Facility, partially offset by $180.0 million in repayments of on our Unsecured Credit Facility, $122.5 million paid for dividends and distributions, $31.9 million in repurchases of our common stock, $7.6 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of performance shares, restricted common stock and grants of unrestricted common stock and $4.7 million in financing costs paid in connection with the issuance of the Unsecured Notes due 2023 and the amendment of our Unsecured Credit Facility. Net cash used by financing activities for the nine months ended September 30, 2014 consisted of $97.6 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, the ACC3 Term Loan and the Unsecured Term Loan, partially offset by $96.0 million of proceeds from the final draw of the Unsecured Term Loan and $2.3 million of proceeds received from stock option exercises, net.
Market Capitalization
The following table sets forth our total market capitalization as of September 30, 2015:
Capital Structure as of September 30, 2015
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,215,000	33.2%
Common Shares	81%	65,382
Operating Partnership (“OP”) Units	19%	15,419
Total Shares and Units	100%	80,801
Common Share Price at September 30, 2015		$25.88
Common Share and OP Unit Capitalization			$2,091,130
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				2,442,380	66.8%
Total Market Capitalization				$3,657,380	100.0%
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
For the remainder of 2015 and in 2016, we expect to meet our liquidity needs from cash available on our balance sheet, cash provided by operating activities and external sources. We fund a portion of the cost of data center development from additional capital because cash on hand and cash provided by operating activities are not sufficient to fund our development costs. For future developments, we expect to have availability under our Unsecured Credit Facility and would fund development costs, at least temporarily, by drawing funds from this facility until we obtained permanent capital financing. We expect to obtain permanent capital through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants under our outstanding indebtedness, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
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
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that govern our Unsecured Notes due 2021 and Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum necessary to meet its REIT income distribution requirements.

A summary of our total debt as of September 30, 2015 and December 31, 2014 is as follows:
Debt Summary as of September 30, 2015 and December 31, 2014
($ in thousands)

	September 30, 2015				December 31, 2014
	Amounts	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	1.7%	2.5	$115,000
Unsecured	1,100,000	91%	4.9%	5.9	910,000
Total	$1,215,000	100%	4.6%	5.6	$1,025,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	6.0	$600,000
Unsecured Notes due 2023 (1)	250,000	21%	5.6%	7.7	—
Fixed Rate Debt	850,000	70%	5.8%	6.5	600,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.6	60,000
Unsecured Term Loan	250,000	21%	1.7%	3.8	250,000
ACC3 Term Loan	115,000	9%	1.7%	2.5	115,000
Floating Rate Debt	365,000	30%	1.7%	3.4	425,000
Total	$1,215,000	100%	4.6%	5.6	$1,025,000

(1)	Principal amount shown excludes original issue discount of $2.0 million.
Outstanding Indebtedness
Unsecured Credit Facility
We have an unsecured revolving credit facility ("Unsecured Credit Facility") with a total commitment of $700 million, which was increased from $560 million in July 2015. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of September 30, 2015, a letter of credit totaling less than $0.1 million was outstanding under the facility. As of September 30, 2015, no amounts were outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of September 30, 2015.

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
We were in compliance with all of the covenants under the loan as of September 30, 2015.
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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of September 30, 2015.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2015.
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

The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of September 30, 2015.
A summary of our debt principal repayment schedule as of September 30, 2015 is as follows:
Debt Principal Repayments as of September 30, 2015
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

The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt obligations	$—	$12,500	$352,500	$850,000	$1,215,000
Interest on long-term debt obligations	9,347	114,676	106,370	119,719	350,112
Construction costs payable	21,534	—	—	—	21,534
Commitments under development contracts	45,107	—	—	—	45,107
Operating leases	102	292	—	—	394
Total	$76,090	$127,468	$458,870	$969,719	$1,632,147

Off-Balance Sheet Arrangements
As of September 30, 2015, the Company did not have any off-balance sheet arrangements.

Funds From Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$30,393	$30,272	$87,867	$94,874
Depreciation and amortization	26,433	24,799	77,645	71,671
Less: Non real estate depreciation and amortization	(202)	(195)	(503)	(552)
NAREIT FFO (1)	$56,624	$54,876	$165,009	$165,993

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

Recently Issued Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which will change the presentation of debt issuance costs on our consolidated balance sheet. The new guidance requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC staff stated they would not object to an entity continuing to present line of credit issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line of credit. Entities are required to apply ASU 2015-03 in the first quarter of 2016 and apply the guidance retrospectively to all prior periods presented. Early adoption is permitted.
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
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of September 30, 2015 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.20% at September 30, 2015, a decrease of 0.20% would increase future net income and cash flows by $0.7 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of September 30, 2015, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
Sixth Amendment to Credit Agreement and Other Loan Documents, dated as of July 29, 2015, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 31, 2015 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	October 29, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	October 29, 2015	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Sixth Amendment to Credit Agreement and Other Loan Documents, dated as of July 29, 2015, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 31, 2015 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.