Form 10-Q
period 2016-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2016-04-28
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	74,421,485

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2016, DFT owned 83.3% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$94,203	$94,203
Buildings and improvements	2,741,894	2,736,936
	2,836,097	2,831,139
Less: accumulated depreciation	(585,338)	(560,837)
Net income producing property	2,250,759	2,270,302
Construction in progress and land held for development	372,438	300,939
Net real estate	2,623,197	2,571,241
Cash and cash equivalents	242,533	31,230
Rents and other receivables, net	9,685	9,588
Deferred rent, net	130,678	128,941
Lease contracts above market value, net	5,806	6,029
Deferred costs, net	24,018	23,774
Prepaid expenses and other assets	45,315	44,689
Total assets	$3,081,232	$2,815,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	114,183	114,075
Unsecured term loan, net of deferred financing costs	249,236	249,172
Unsecured notes payable, net of discount and deferred financing costs	835,552	834,963
Accounts payable and accrued liabilities	28,094	32,301
Construction costs payable	21,247	22,043
Accrued interest payable	6,512	11,821
Dividend and distribution payable	47,724	43,906
Lease contracts below market value, net	3,793	4,132
Prepaid rents and other liabilities	67,037	67,477
Total liabilities	1,373,378	1,379,890
Redeemable noncontrolling interests – operating partnership	603,154	479,189
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, 7,400,000 issued and outstanding at March 31, 2016 and December 31, 2015	185,000	185,000
Series B cumulative redeemable perpetual preferred stock, 6,650,000 issued and outstanding at March 31, 2016 and December 31, 2015	166,250	166,250
Common stock, $.001 par value, 250,000,000 shares authorized, 74,421,820 shares issued and outstanding at March 31, 2016 and 66,105,650 shares issued and outstanding at December 31, 2015	74	66
Additional paid in capital	808,913	685,042
Accumulated deficit	(55,537)	(79,945)
Total stockholders’ equity	1,104,700	956,413
Total liabilities and stockholders’ equity	$3,081,232	$2,815,492
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2016	2015
Revenues:
Base rent	$82,533	$71,573
Recoveries from tenants	38,694	33,305
Other revenues	2,922	2,436
Total revenues	124,149	107,314
Expenses:
Property operating costs	35,955	31,493
Real estate taxes and insurance	5,316	3,976
Depreciation and amortization	25,843	25,027
General and administrative	5,575	4,343
Other expenses	2,349	7,253
Total expenses	75,038	72,092
Operating income	49,111	35,222
Interest:
Expense incurred	(11,569)	(8,247)
Amortization of deferred financing costs	(845)	(642)
Net income	36,697	26,333
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,478)	(3,719)
Net income attributable to controlling interests	31,219	22,614
Preferred stock dividends	(6,811)	(6,811)
Net income attributable to common shares	$24,408	$15,803
Earnings per share – basic:
Net income attributable to common shares	$0.36	$0.24
Weighted average common shares outstanding	66,992,995	65,506,028
Earnings per share – diluted:
Net income attributable to common shares	$0.36	$0.24
Weighted average common shares outstanding	67,846,115	66,456,271
Dividends declared per common share	$0.47	$0.42
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit
		Number	Amount			Total
Balance at December 31, 2015	$351,250	66,105,650	$66	$685,042	$(79,945)	$956,413
Net income attributable to controlling interests					31,219	31,219
Issuance of common stock, net		7,613,000	8	275,393		275,401
Dividends declared on common stock				(34,978)	—	(34,978)
Dividends earned on preferred stock				—	(6,811)	(6,811)
Redemption of operating partnership units		191,900	—	6,101		6,101
Issuance of stock awards		169,380	—	—		—
Stock option exercises		410,404	—	9,237		9,237
Retirement and forfeiture of stock awards		(68,514)	—	(2,230)		(2,230)
Amortization of deferred compensation costs				1,930		1,930
Adjustments to redeemable noncontrolling interests – operating partnership				(131,582)		(131,582)
Balance at March 31, 2016	$351,250	74,421,820	$74	$808,913	$(55,537)	$1,104,700
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2016	2015
Cash flow from operating activities
Net income	$36,697	$26,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,843	25,027
Straight-line revenues, net of reserve	(1,737)	3,783
Amortization of deferred financing costs	845	642
Amortization and write-off of lease contracts above and below market value	(116)	(593)
Compensation paid with Company common shares	1,769	5,290
Changes in operating assets and liabilities
Rents and other receivables	(97)	(3,599)
Deferred costs	(1,611)	(1,474)
Prepaid expenses and other assets	61	(2,052)
Accounts payable and accrued liabilities	(4,599)	1,916
Accrued interest payable	(5,309)	(8,816)
Prepaid rents and other liabilities	(407)	2,635
Net cash provided by operating activities	51,339	49,092
Cash flow from investing activities
Investments in real estate – development	(52,302)	(57,584)
Land acquisition costs – related party	(20,168)	—
Interest capitalized for real estate under development	(3,183)	(2,856)
Improvements to real estate	(2,099)	(574)
Additions to non-real estate property	(123)	(176)
Net cash used in investing activities	(77,875)	(61,190)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	90,000
Repayments	(60,000)	—
Issuance of common stock, net of offering costs	275,797	—
Equity compensation proceeds (payments)	7,007	(7,489)
Common stock repurchases	—	(31,912)
Dividends and distributions:
Common shares	(31,070)	(27,745)
Preferred shares	(6,811)	(6,811)
Redeemable noncontrolling interests – operating partnership	(7,084)	(6,484)
Net cash provided by financing activities	237,839	9,559
Net increase (decrease) in cash and cash equivalents	211,303	(2,539)
Cash and cash equivalents, beginning	31,230	29,598
Cash and cash equivalents, ending	$242,533	$27,059
Supplemental information:
Cash paid for interest	$20,063	$19,930
Deferred financing costs capitalized for real estate under development	$217	$231
Construction costs payable capitalized for real estate under development	$21,247	$25,482
Redemption of operating partnership units	$6,101	$598
Adjustments to redeemable noncontrolling interests – operating partnership	$131,582	$(5,878)
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$94,203	$94,203
Buildings and improvements	2,741,894	2,736,936
	2,836,097	2,831,139
Less: accumulated depreciation	(585,338)	(560,837)
Net income producing property	2,250,759	2,270,302
Construction in progress and land held for development	372,438	300,939
Net real estate	2,623,197	2,571,241
Cash and cash equivalents	238,318	27,015
Rents and other receivables, net	9,685	9,588
Deferred rent, net	130,678	128,941
Lease contracts above market value, net	5,806	6,029
Deferred costs, net	24,018	23,774
Prepaid expenses and other assets	45,315	44,689
Total assets	$3,077,017	$2,811,277
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	114,183	114,075
Unsecured term loan, net of deferred financing costs	249,236	249,172
Unsecured notes payable, net of discount and deferred financing costs	835,552	834,963
Accounts payable and accrued liabilities	28,094	32,301
Construction costs payable	21,247	22,043
Accrued interest payable	6,512	11,821
Dividend and distribution payable	47,724	43,906
Lease contracts below market value, net	3,793	4,132
Prepaid rents and other liabilities	67,037	67,477
Total liabilities	1,373,378	1,379,890
Redeemable partnership units	603,154	479,189
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2016 and December 31, 2015	185,000	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2016 and December 31, 2015	166,250	166,250
Common units, 73,759,447 issued and outstanding at March 31, 2016 and 65,443,277 issued and outstanding at December 31, 2015	742,567	594,927
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2016 and December 31, 2015	6,668	6,021
Total partners’ capital	1,100,485	952,198
Total liabilities and partners’ capital	$3,077,017	$2,811,277
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2016	2015
Revenues:
Base rent	$82,533	$71,573
Recoveries from tenants	38,694	33,305
Other revenues	2,922	2,436
Total revenues	124,149	107,314
Expenses:
Property operating costs	35,955	31,493
Real estate taxes and insurance	5,316	3,976
Depreciation and amortization	25,843	25,027
General and administrative	5,575	4,343
Other expenses	2,349	7,253
Total expenses	75,038	72,092
Operating income	49,111	35,222
Interest:
Expense incurred	(11,569)	(8,247)
Amortization of deferred financing costs	(845)	(642)
Net income	36,697	26,333
Preferred unit distributions	(6,811)	(6,811)
Net income attributable to common units	$29,886	$19,522
Earnings per unit – basic:
Net income attributable to common units	$0.36	$0.24
Weighted average common units outstanding	82,028,440	80,926,265
Earnings per unit – diluted:
Net income attributable to common units	$0.36	$0.24
Weighted average common units outstanding	82,881,560	81,876,508
Distributions declared per common unit	$0.47	$0.42
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2015	$351,250	65,443,277	$594,927	662,373	$6,021	$952,198
Net income			36,370		327	36,697
Issuance of OP units for common stock offering, net		7,613,000	275,401			275,401
Common unit distributions			(41,661)		(311)	(41,972)
Preferred unit distributions			(6,750)		(61)	(6,811)
Issuance of OP units to DFT when redeemable partnership units redeemed		191,900	6,101			6,101
Issuance of OP units for stock awards		169,380	—			—
Issuance of OP units due to option exercises		410,404	9,237			9,237
Retirement and forfeiture of OP units		(68,514)	(2,230)			(2,230)
Amortization of deferred compensation costs			1,930			1,930
Adjustments to redeemable partnership units			(130,758)		692	(130,066)
Balance at March 31, 2016	$351,250	73,759,447	$742,567	662,373	$6,668	$1,100,485
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2016	2015
Cash flow from operating activities
Net income	$36,697	$26,333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,843	25,027
Straight-line rent, net of reserve	(1,737)	3,783
Amortization of deferred financing costs	845	642
Amortization of lease contracts above and below market value	(116)	(593)
Compensation paid with Company common shares	1,769	5,290
Changes in operating assets and liabilities
Rents and other receivables	(97)	(3,599)
Deferred costs	(1,611)	(1,474)
Prepaid expenses and other assets	61	(2,052)
Accounts payable and accrued liabilities	(4,599)	1,916
Accrued interest payable	(5,309)	(8,816)
Prepaid rents and other liabilities	(407)	2,635
Net cash provided by operating activities	51,339	49,092
Cash flow from investing activities
Investments in real estate – development	(52,302)	(57,584)
Land acquisition costs – related party	(20,168)	—
Interest capitalized for real estate under development	(3,183)	(2,856)
Improvements to real estate	(2,099)	(574)
Additions to non-real estate property	(123)	(176)
Net cash used in investing activities	(77,875)	(61,190)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	90,000
Repayments	(60,000)	—
Issuance of common units, net of offering costs	275,797	—
Equity compensation proceeds (payments)	7,007	(7,489)
OP unit repurchases	—	(31,912)
Distributions	(44,965)	(41,040)
Net cash provided by financing activities	237,839	9,559
Net increase (decrease) in cash and cash equivalents	211,303	(2,539)
Cash and cash equivalents, beginning	27,015	25,380
Cash and cash equivalents, ending	$238,318	$22,841
Supplemental information:
Cash paid for interest	$20,063	$19,930
Deferred financing costs capitalized for real estate under development	$217	$231
Construction costs payable capitalized for real estate under development	$21,247	$25,482
Redemption of operating partnership units	$6,101	$598
Adjustments to redeemable partnership units	$130,066	$(8,635)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc., or DFT, through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of March 31, 2016, owned 83.3% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of March 31, 2016, we held a fee simple interest in the following properties:

•	12 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phases I-II, VA3, VA4, CH1, CH2 Phase I, NJ1 Phase I and SC1 Phases I-II;

•	six data center projects under development – ACC7 Phases III-IV, CH2 Phases II-III, ACC9 Phase I and SC1 Phase III (formerly referred to as SC2);

•	data center projects available for future development – NJ1 Phase II and ACC9 Phase II; and

•	land that may be used to develop additional data centers – ACC8, ACC10, ACC11 and CH3.
In April 2016, we placed CH2 Phase II into service.
2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
We believe it is important for investors to understand the few differences between DFT and the Operating Partnership in the context of how DFT and the Operating Partnership operate as a consolidated company. DFT is a REIT, whose only material asset is its ownership of OP units of the Operating Partnership. As a result, DFT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Operating Partnership. DFT has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Operating Partnership. The Operating Partnership, through its wholly-owned subsidiaries, holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by DFT, which are contributed to the Operating Partnership in exchange for OP units or preferred units, the Operating Partnership generates all remaining capital required by our business. These sources include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
As general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $24.7 million and $23.9 million for the three months ended March 31, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. No impairment losses were recorded during the three months ended March 31, 2016 and 2015.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. We are marketing our NJ1 data center for sale. Because we have never sold a data center facility since becoming a public company in 2007 and therefore have no history of selling data center assets, we are not reasonably assured that the sale of NJ1 will occur within one year. Accordingly, as of March 31, 2016 and December 31, 2015, we did not classify our NJ1 data center as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility, or Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented within deferred costs, net	March 31, 2016	December 31, 2015
Financing costs	$8,200	$8,198
Accumulated amortization	(5,319)	(4,969)
Financing costs, net	$2,881	$3,229

Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented as a reduction of debt liability balances	March 31, 2016	December 31, 2015
Financing costs	$20,531	$20,531
Accumulated amortization	(6,328)	(5,618)
Financing costs, net	$14,203	$14,913

Leasing costs, which are either external fees and costs incurred in the successful negotiations of leases, internal costs expended in the successful negotiations of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the related leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court. Leasing costs incurred for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Leasing costs incurred for new leases	$1,600	$373
Leasing costs incurred for renewals	11	1,101
Total leasing costs incurred	$1,611	$1,474

Amortization of deferred leasing costs totaled $1.0 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Balances, net of accumulated amortization, at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Leasing costs	$52,114	$50,503
Accumulated amortization	(30,977)	(29,958)
Leasing costs, net	$21,137	$20,545

Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2016 and December 31, 2015, the fuel inventory was $4.5 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Straight-line rents receivable are included in deferred rent, net in the accompanying consolidated balance sheets. Lease inducements, which include cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Lease inducements are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue.
Balances, net of accumulated amortization, at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Lease contracts above market value	$20,500	$20,500
Accumulated amortization	(14,694)	(14,471)
Lease contracts above market value, net	$5,806	$6,029

Lease contracts below market value	$24,175	$24,175
Accumulated amortization	(20,382)	(20,043)
Lease contracts below market value, net	$3,793	$4,132

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of March 31, 2016 and December 31, 2015, we had one uncollectible account that consisted of a note receivable from a customer in bankruptcy. The note balance as of March 31, 2016 and December 31, 2015 was $6.5 million, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. As of March 31, 2016 and December 31, 2015, we have established a reserve of $5.1 million, including interest applied to principal. The note receivable, net of reserves and interest applied to the principal, was $1.4 million as of March 31, 2016 and December 31, 2015. In October 2015, a sale of our bankrupt customer's east coast business was consummated, and we continue to be reasonably assured that we will be able to collect the balance of the note receivable, net of reserve, as a claim in the bankruptcy.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under leases and are recorded as deferred rent in the accompanying consolidated balance sheets. As of March 31, 2016 and December 31, 2015, we had reserves against deferred rent of $0 and $0.1 million, respectively.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value (see Note 6). Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,478
Distributions declared	—	(6,994)
Redemption of operating partnership units	(191,900)	(6,101)
Adjustments to redeemable noncontrolling interests – operating partnership	—	131,582
Balance at March 31, 2016	14,881,663	$603,154
The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Redemption of operating partnership units	(191,900)	(6,101)
Adjustments to redeemable partnership units	—	130,066
Balance at March 31, 2016	14,881,663	$603,154
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015
Net income attributable to controlling interests	$31,219	$22,614
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(125,481)	6,476
	$(94,262)	$29,090
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
Stock-based Compensation
We periodically award stock-based compensation to employees and members of our Board of Directors in the form of common stock, restricted common stock, options and performance units. For each common stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or a common unit. We estimate the fair value of the awards and recognize this value over the requisite service period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018, and although the standard does not apply to leases, we are assessing the impact on our financial position and results of operations.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this new guidance, management will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the first quarter of 2017 and do not believe that the new standard will have a material effect on our financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019, and although the standard does not fundamentally change the lessor accounting model, we are assessing the potential impact on our financial position and results of operations.

Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective in the first quarter of 2016. We have adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer will be allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Furthermore, companies will now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. Early adoption is permitted, and we have early-adopted this standard as of January 1, 2016. We are electing to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we will use a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million (see below).
Change in Accounting Principle
As required by the new share-based payment accounting guidance issued in March 2016, described above, we have made a cumulative-effect adjustment to accumulated deficit to eliminate the forfeiture estimate recorded as of December 31, 2015, with a corresponding adjustment to additional paid in capital. The following table presents the prior period amounts that have been impacted by the new guidance and retrospectively adjusted on the consolidated balance sheet as of December 31, 2015 for DFT:

	As of December 31, 2015
	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted and Currently Reported
Additional paid in capital	$684,968	74	$685,042
Accumulated deficit	(79,871)	(74)	(79,945)
Because the consolidated balance sheet for the Operating Partnership includes capital accounts for the general partner and the limited partners, which each include a combination of partner capital and retained earnings (accumulated deficit), there is no adjustment required for the consolidated balance sheet for the Operating Partnership as of December 31, 2015.

3. Real Estate Assets
The following is a summary of our properties as of March 31, 2016 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$154,217		$156,717
ACC3	Ashburn, VA	1,071	95,977		97,048
ACC4	Ashburn, VA	6,600	538,652		545,252
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phases I-II	Ashburn, VA	4,876	172,002		176,878
VA3	Reston, VA	9,000	179,385		188,385
VA4	Bristow, VA	6,800	149,499		156,299
CH1	Elk Grove Village, IL	23,611	358,739		382,350
CH2 Phase I	Elk Grove Village, IL	3,998	71,932		75,930
NJ1 Phase I	Piscataway, NJ	3,584	73,221		76,805
SC1 Phases I-II	Santa Clara, CA	20,202	432,557		452,759
		94,203	2,741,894	—	2,836,097
Construction in progress and land held for development	(1)			372,438	372,438
		$94,203	$2,741,894	$372,438	$3,208,535

(1)
Properties located in Ashburn, VA (ACC7 Phases III-IV, ACC8, ACC9, ACC10, and ACC11); Piscataway, NJ (NJ1 Phase II), Elk Grove Village, IL (CH2 Phases II-III and CH3) and Santa Clara, CA (SC1 Phase III, formerly referred to as SC2).

In the fourth quarter of 2015, we determined that it was more likely than not that we would sell our NJ1 data center prior to the end of its previously estimated useful life. We believe that it is unlikely that we will develop NJ1 Phase II prior to the sale.
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia from entities controlled by our Chairman of the Board and our former CEO. One parcel is a 35.4 acre site that we purchased for $15.6 million, which we are using for the current development of our ACC9 data center facility and the future development of a data center to be known as ACC10. The managers of the entity that sold us this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO, which also owns approximately 1% of the seller. The other parcel is an 8.6 acre site that we purchased for $4.6 million. This parcel is being held for the future development of either a powered base shell or build-to-suit data center to be known as ACC11. Our Chairman of the Board and our former CEO are the managers of the limited liability company that manages the entity that sold us this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owns this site.
In March 2016, we entered into an agreement to acquire a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million. We expect to complete the acquisition in the third quarter of 2016. Upon completion of the acquisition, we expect to hold this parcel of land for future development in connection with our expansion plans.
In April 2016, we placed CH2 Phase II into service.

4. Debt
Debt Summary as of March 31, 2016 and December 31, 2015
($ in thousands)

	March 31, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	2.0%	2.0	$115,000
Unsecured	1,100,000	91%	4.9%	5.4	1,100,000
Total	$1,215,000	100%	4.6%	5.1	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.5	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.2	250,000
Fixed Rate Debt	$850,000	70%	5.8%	6.0	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.1	—
Unsecured Term Loan	250,000	21%	1.9%	3.3	250,000
ACC3 Term Loan	115,000	9%	2.0%	2.0	115,000
Floating Rate Debt	365,000	30%	2.0%	2.9	365,000
Total	$1,215,000	100%	4.6%	5.1	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.8 million.

Outstanding Indebtedness
Unsecured Credit Facility
Our Unsecured Credit Facility is an unsecured revolving credit facility with a total commitment of $700 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of March 31, 2016, a letter of credit of less than $0.1 million was outstanding under the facility. As of March 31, 2016, there were no borrowings outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2016.

ACC3 Term Loan

We have a $115 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2016.
Unsecured Term Loan

We have an unsecured term loan facility, the Unsecured Term Loan, which has a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
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

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility.

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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of March 31, 2016.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% senior unsecured notes due 2021, which we refer to as the Unsecured Notes due 2021. The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data center facilities, the ACC8, ACC10, ACC11 and CH3 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2016.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% senior unsecured notes due 2023, which we refer to as the Unsecured Notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of March 31, 2016.

A summary of our debt repayment schedule as of March 31, 2016 is as follows:
Debt Maturity as of March 31, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$3,750	(4)	$3,750	0.3%	2.0%
2017	—		8,750	(4)	8,750	0.7%	2.0%
2018	—		102,500	(4)	102,500	8.4%	2.0%
2019	—		250,000	(5)	250,000	20.6%	1.9%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		—		—	—%	—%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100.0%	4.6%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.8 million as of March 31, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million begin on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.

5. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of ACC7 Phases III-IV, CH2 Phases II-III, ACC9 Phase I, and SC1 Phase III data centers were in place as of March 31, 2016. These contracts are cost plus in nature whereby the contract sum is the aggregate of the actual work performed and equipment purchased plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2016, the control estimates were as follows for our projects under development:

•	ACC7 Phase III: $66.6 million, of which $58.5 million has been incurred, and an additional $2.9 million has been committed under this contract.

•	ACC7 Phase IV: $37.1 million, of which $7.7 million has been incurred, and an additional $10.4 million has been committed under this contract.

•	CH2 Phase II: $17.8 million, of which $14.6 million has been incurred, and an additional $0.1 million has been committed under this contract.

•	CH2 Phase III: $66.6 million, of which $42.8 million has been incurred, and an additional $8.4 million has been committed under this contract.

•	ACC9 Phase I: $165.2 million, of which $0.5 million has been incurred, and an additional $0.5 million has been committed under this contract.

•	SC1 Phase III: $149.0 million, of which $1.9 million has been incurred, and an additional $6.1 million has been committed under this contract.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2016 without triggering the tax protection provisions is approximately 90% of the initial built in gain of $667 million (unaudited), or $600 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of March 31, 2016, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2016, the tax protection provisions were triggered, we would not be liable for protection on the taxes related to the built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of March 31, 2016 and December 31, 2015 was $603.2 million and $479.2 million, respectively, based on the closing share price of DFT’s common stock of $40.53 and $31.79, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2016, OP unitholders redeemed a total of 191,900 OP units in exchange for an equal number of shares of common stock. See Note 2.

7. Preferred Stock
Series A Preferred Stock
In October 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock, or Series A Preferred Stock, for $185.0 million in an underwritten public offering. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2016, DFT declared and paid the following cash dividend on its Series A Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

•	$0.4921875 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.
Series B Preferred Stock
In March 2011 and January 2012, DFT issued an aggregate of 6,650,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock, or Series B Preferred Stock, for $166.3 million in underwritten public offerings. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2016, DFT declared and paid the following cash dividend on its Series B Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In March 2016, DFT completed a secondary underwritten public offering of 7,613,000 shares of common stock, at a public offering price of $37.75 per share. The total shares sold included 993,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were approximately $275.4 million, after deducting the underwriting discount and other estimated offering expenses, which DFT contributed to the Operating Partnership in exchange for OP units.

In 2016, DFT has declared and paid the following cash dividend per share on its common stock, of which the OP paid an equivalent distribution on OP units:

•	$0.47 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.
9. Equity Compensation Plan
In May 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from our stockholders. The 2011 Plan is administered by the Compensation Committee of our Board of Directors. The 2011 Plan allows us to provide equity-based compensation to our personnel and directors in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units, or LTIP units, and other awards.
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
As of March 31, 2016, 3,872,206 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 2,427,794.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	349,142	$28.02
Granted	136,395	31.21
Vested	(131,024)	26.01
Forfeited	(6,726)	29.72
Unvested balance at March 31, 2016	347,787	$29.99
During the three months ended March 31, 2016, we issued 136,395 shares of restricted stock, which had an aggregate value of $4.3 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the three months ended March 31, 2016, 131,024 shares of restricted stock vested at a value of $4.7 million on the respective vesting dates.
As of March 31, 2016, total unearned compensation on restricted stock was $9.0 million, and the weighted average vesting period was 1.5 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the three months ended March 31, 2016, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the three months ended March 31, 2016 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2015	1,230,212	$18.28
Granted	—	—
Exercised	(410,404)	22.50
Forfeited	—	—
Under option, March 31, 2016	819,808	$16.16

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Remaining Contractual Term
As of March 31, 2016	819,808	$—	4.4 years
The following table sets forth the number of unvested options as of March 31, 2016 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	38,771	$4.75
Granted	—	—
Vested	(38,771)	4.75
Forfeited	—	—
Unvested balance at March 31, 2016	—	$—
The following tables sets forth the number of exercisable options as of March 31, 2016 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2015	1,191,441	$5.41
Vested	38,771	4.75
Exercised	(410,404)	6.48
Options Exercisable at March 31, 2016	819,808	$4.85

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2016	819,808	$20.0	million	$16.16	4.4 years
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the approximately three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300%. For performance unit award grants prior to 2014, the vesting amount is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period.

For performance unit grants awarded in 2014, 2015 and 2016, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the three months ended March 31, 2016.

Assumption
Number of performance units granted	112,951
Expected volatility	24%
Expected annual dividend	5.98%
Risk-free rate	1.32%
Performance unit fair value at date of grant	$38.08
Total grant fair value at date of grant	$4.3 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$10.7 million

During the three months ended March 31, 2016, no performance units were forfeited. As of March 31, 2016, total unearned compensation on outstanding performance units was $5.5 million.

For the performance units granted in 2013, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2013 to January 1, 2016, 32,985 common shares were issued upon the vesting of these performance units on March 1, 2016, which equated to a 300% payout. For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares were issued upon their vesting on March 1, 2015.

In connection with the departure of our former CEO in February 2015, 320,676 common shares were issued in connection with the accelerated vesting of certain of his unvested performance units. $1.9 million was expensed during the first quarter of 2015 related to the accelerated vesting of these performance units.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding and net income attributable to common shares used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2016	2015
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	66,992,995	65,506,028
Effect of dilutive securities	853,120	950,243
Weighted average common shares – diluted	67,846,115	66,456,271
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$24,408	$15,803
Net income allocated to unvested restricted shares	(163)	(147)
Net income attributable to common shares, adjusted	24,245	15,656
Weighted average common shares – basic	66,992,995	65,506,028
Earnings per common share – basic	$0.36	$0.24
Calculation of Earnings per Share – Diluted
Net income attributable to common shares	$24,245	$15,656
Weighted average common shares – diluted	67,846,115	66,456,271
Earnings per common share – diluted	$0.36	$0.24
The following table sets forth the number of stock options and performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2016	2015
Stock Options	—	—
Performance Units	0.1	—

11. Earnings Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding and net income attributable to common units used in the computation of earnings per unit (in thousands except for unit and per unit amounts):

	Three months ended March 31,
	2016	2015
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	82,028,440	80,926,265
Effect of dilutive securities	853,120	950,243
Weighted average common units – diluted	82,881,560	81,876,508
Calculation of Earnings per Unit – Basic
Net income attributable to common units	$29,886	$19,522
Net income allocated to unvested restricted units	(163)	(147)
Net income attributable to common units, adjusted	29,723	19,375
Weighted average common units – basic	82,028,440	80,926,265
Earnings per common unit – basic	$0.36	$0.24
Calculation of Earnings per Unit – Diluted
Net income attributable to common units	$29,723	$19,375
Weighted average common units – diluted	82,881,560	81,876,508
Earnings per common unit – diluted	$0.36	$0.24
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2016	2015
Stock Options	—	—
Performance Units	0.1	—

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2016:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,213.7 million with a fair value of $1,243.8 million based on Level 2 and Level 3 data. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The ACC3 Loan and the Unsecured Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data center facilities, the ACC8, ACC10, ACC11 and CH3 land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	March 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,654	342,240	—	2,741,894
	—	2,483,912	352,185	—	2,836,097
Less: accumulated depreciation	—	(543,622)	(41,716)	—	(585,338)
Net income producing property	—	1,940,290	310,469	—	2,250,759
Construction in progress and land held for development	—	27,033	345,405	—	372,438
Net real estate	—	1,967,323	655,874	—	2,623,197
Cash and cash equivalents	232,298	—	6,020	—	238,318
Rents and other receivables	1,391	7,262	1,032	—	9,685
Deferred rent	—	122,903	7,775	—	130,678
Lease contracts above market value, net	—	5,806	—	—	5,806
Deferred costs, net	2,889	14,310	6,819	—	24,018
Investment in affiliates	2,605,307	—	—	(2,605,307)	—
Prepaid expenses and other assets	2,273	41,082	1,960	—	45,315
Total assets	$2,844,158	$2,158,686	$679,480	$(2,605,307)	$3,077,017

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	114,183	—	114,183
Unsecured term loan	249,236	—	—	—	249,236
Unsecured notes payable	835,552	—	—	—	835,552
Accounts payable and accrued liabilities	1,297	21,624	5,173	—	28,094
Construction costs payable	196	652	20,399	—	21,247
Accrued interest payable	6,506	—	6	—	6,512
Distribution payable	47,724	—	—	—	47,724
Lease contracts below market value, net	—	3,793	—	—	3,793
Prepaid rents and other liabilities	8	60,967	6,062	—	67,037
Total liabilities	1,140,519	87,036	145,823	—	1,373,378
Redeemable partnership units	603,154	—	—	—	603,154
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at March 31, 2016	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at March 31, 2016	166,250	—	—	—	166,250
Common units, 73,759,447 issued and outstanding at March 31, 2016	742,567	2,071,650	533,657	(2,605,307)	742,567
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2016	6,668	—	—	—	6,668
Total partners’ capital	1,100,485	2,071,650	533,657	(2,605,307)	1,100,485
Total liabilities & partners’ capital	$2,844,158	$2,158,686	$679,480	$(2,605,307)	$3,077,017

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,016	337,920	—	2,736,936
	—	2,483,274	347,865	—	2,831,139
Less: accumulated depreciation	—	(522,096)	(38,741)	—	(560,837)
Net income producing property	—	1,961,178	309,124	—	2,270,302
Construction in progress and land held for development	—	25,545	275,394	—	300,939
Net real estate	—	1,986,723	584,518	—	2,571,241
Cash and cash equivalents	21,697	—	5,318	—	27,015
Rents and other receivables	1,391	7,563	634	—	9,588
Deferred rent	—	122,830	6,111	—	128,941
Lease contracts above market value, net	—	6,029	—	—	6,029
Deferred costs, net	3,236	14,250	6,288	—	23,774
Investment in affiliates	2,546,465	—	—	(2,546,465)	—
Prepaid expenses and other assets	3,025	39,642	2,022	—	44,689
Total assets	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	114,075	—	114,075
Unsecured term loan	249,172	—	—	—	249,172
Unsecured notes payable	834,963	—	—	—	834,963
Accounts payable and accrued liabilities	4,516	23,615	4,170	—	32,301
Construction costs payable	43	293	21,707	—	22,043
Accrued interest payable	11,815	—	6	—	11,821
Distribution payable	43,906	—	—	—	43,906
Lease contracts below market value, net	—	4,132	—	—	4,132
Prepaid rents and other liabilities	12	62,630	4,835	—	67,477
Total liabilities	1,144,427	90,670	144,793	—	1,379,890
Redeemable partnership units	479,189	—	—	—	479,189
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015	166,250	—	—	—	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015	594,927	2,086,367	460,098	(2,546,465)	594,927
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2015	6,021	—	—	—	6,021
Total partners’ capital	952,198	2,086,367	460,098	(2,546,465)	952,198
Total liabilities & partners’ capital	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,402	$69,366	$13,204	$(4,439)	$82,533
Recoveries from tenants	—	34,375	4,319	—	38,694
Other revenues	—	464	2,482	(24)	2,922
Total revenues	4,402	104,205	20,005	(4,463)	124,149
Expenses:
Property operating costs	—	35,605	4,776	(4,426)	35,955
Real estate taxes and insurance	—	4,696	620	—	5,316
Depreciation and amortization	15	22,486	3,342	—	25,843
General and administrative	5,433	9	133	—	5,575
Other expenses	106	139	2,141	(37)	2,349
Total expenses	5,554	62,935	11,012	(4,463)	75,038
Operating (loss) income	(1,152)	41,270	8,993	—	49,111
Interest:
Expense incurred	(14,174)	—	2,605	—	(11,569)
Amortization of deferred financing costs	(953)	—	108	—	(845)
Equity in earnings	52,976	—	—	(52,976)	—
Net income (loss)	36,697	41,270	11,706	(52,976)	36,697
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$29,886	$41,270	$11,706	$(52,976)	$29,886

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,506	$66,284	$5,327	$(4,544)	$71,573
Recoveries from tenants	—	30,824	2,481	—	33,305
Other revenues	—	426	2,027	(17)	2,436
Total revenues	4,506	97,534	9,835	(4,561)	107,314
Expenses:
Property operating costs	—	32,407	3,610	(4,524)	31,493
Real estate taxes and insurance	—	3,667	309	—	3,976
Depreciation and amortization	11	23,006	2,010	—	25,027
General and administrative	4,213	15	115	—	4,343
Other expenses	5,591	—	1,699	(37)	7,253
Total expenses	9,815	59,095	7,743	(4,561)	72,092
Operating (loss) income	(5,309)	38,439	2,092	—	35,222
Interest:
Expense incurred	(10,603)	981	1,375	—	(8,247)
Amortization of deferred financing costs	(765)	81	42	—	(642)
Equity in earnings	43,010	—	—	(43,010)	—
Net income (loss)	26,333	39,501	3,509	(43,010)	26,333
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$19,522	$39,501	$3,509	$(43,010)	$19,522

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(17,791)	$52,007	$17,123	$—	$51,339
Cash flow from investing activities
Investments in real estate – development	—	(1,197)	(51,105)	—	(52,302)
Land acquisition costs – related party	—	—	(20,168)	—	(20,168)
Investments in affiliates	(9,419)	(48,627)	58,046	—	—
Interest capitalized for real estate under development	(2)	—	(3,181)	—	(3,183)
Improvements to real estate	—	(2,099)	—	—	(2,099)
Additions to non-real estate property	(26)	(84)	(13)	—	(123)
Net cash used in investing activities	(9,447)	(52,007)	(16,421)	—	(77,875)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Repayments	(60,000)	—	—	—	(60,000)
Issuance of common units, net of offering costs	275,797	—	—	—	275,797
Equity compensation proceeds	7,007	—	—	—	7,007
Distributions	(44,965)	—	—	—	(44,965)
Net cash provided by financing activities	237,839	—	—	—	237,839
Net increase in cash and cash equivalents	210,601	—	702	—	211,303
Cash and cash equivalents, beginning	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending	$232,298	$—	$6,020	$—	$238,318

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(16,885)	$59,837	$6,140	$—	$49,092
Cash flow from investing activities
Investments in real estate – development	(220)	(4,599)	(52,765)	—	(57,584)
Investments in affiliates	4,831	(53,565)	48,734	—	—
Interest capitalized for real estate under development	(6)	(980)	(1,870)	—	(2,856)
Improvements to real estate	—	(522)	(52)	—	(574)
Additions to non-real estate property	(5)	(171)	—	—	(176)
Net cash provided by (used in) investing activities	4,600	(59,837)	(5,953)	—	(61,190)
Cash flow from financing activities
Line of credit:
Proceeds	90,000	—	—	—	90,000
Equity compensation payments	(7,489)	—	—	—	(7,489)
Stock repurchases	(31,912)	—	—	—	(31,912)
Distributions	(41,040)	—	—	—	(41,040)
Net cash provided by financing activities	9,559	—	—	—	9,559
Net (decrease) increase in cash and cash equivalents	(2,726)	—	187	—	(2,539)
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$19,080	$—	$3,761	$—	$22,841

14. Subsequent Events

In April 2016, DFT announced that it intends to redeem 3,400,000 of its 7,400,000 shares of 7.875% Series A Preferred Stock on May 27, 2016. The shares of Series A Preferred Stock will be redeemed at a redemption price of $25, plus an amount equal to all accrued and unpaid dividends on each share.

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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in each our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc., or DFT, was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is the sole general partner of, and, as of March 31, 2016, owned 83.3% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our company” or “the company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 12 data centers have a total of 3.1 million gross square feet and 273 megawatts of power available to our customers to operate their servers and computing equipment.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of April 1, 2016:

•	We had 37 customers with 123 different lease expirations, with only 5.4% of these expirations occurring through the end of 2017 as measured by annualized base rent;

•	The weighted average remaining term of our commenced leases was 5.4 years; and

•	We served four of the Fortune 25 and 19 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in four major population centers - Northern Virginia, suburban Chicago, Illinois; Piscataway, New Jersey and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. As of March 31, 2016, we owned the following properties:

•	12 operating data centers facilities;

•	Six phases of data center facilities currently under development;

•	Two data center facilities with phases that are available for future development; and

•	Four parcels of land held for future development of data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. Initially, we plan to target the two markets of Toronto, Canada and Portland, Oregon.
The following table presents a summary of our operating properties as of April 1, 2016:
Operating Properties
As of April 1, 2016

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 Phases I/II	Ashburn, VA	2014-2015	224,000	118,000	100%	100%	21.9	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2 Phase I (6)	Elk Grove Village, IL	2015	94,000	45,000	100%	100%	8.0	100%	93%
NJ1 Phase I	Piscataway, NJ	2010	180,000	88,000	70%	70%	18.2	52%	52%
SC1 Phases I/11	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			3,032,000	1,503,000	98%	98%	266.8	96%	96%
Completed, not Stabilized
CH2 Phase II	Elk Grove Village, IL	2016	74,000	35,000	76%	76%	6.3	77%	77%
Subtotal – not stabilized			74,000	35,000	76%	76%	6.3	77%	77%
Total Operating Properties			3,106,000	1,538,000	97%	97%	273.1	96%	95%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of April 1, 2016 represent $351 million of base rent on a GAAP basis and $359 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under GAAP.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (One MW is equal to 1,000 kW).

(6)	As of April 28, 2016, CH2 Phase I is 100% commenced on a CRSF basis as well as a critical load basis.

Lease Expirations
As of April 1, 2016
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2016. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2016	1	6	0.4%	1,138	0.4%	0.6%
2017 (4)	12	76	5.1%	12,419	4.8%	4.8%
2018	21	180	12.1%	34,017	13.0%	13.3%
2019	21	291	19.5%	52,016	20.0%	20.8%
2020	15	182	12.2%	32,404	12.4%	12.5%
2021	17	283	19.0%	48,735	18.7%	17.6%
2022	8	106	7.1%	18,509	7.1%	7.0%
2023	9	103	6.9%	14,455	5.5%	4.9%
2024	8	112	7.5%	19,279	7.4%	8.8%
2025	3	47	3.2%	7,172	2.8%	3.3%
After 2025	8	106	7.0%	20,528	7.9%	6.4%
Total	123	1,492	100%	260,672	100%	100%

(1)	Represents 37 customers with 123 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2016.

(4)	As of April 28, 2016, one of these leases totaling 0.28 MW of critical load and 1,385 CRSF representing 0.1% of annualized base rent was extended by one year and now expires in 2018.

Top 15 Customers
As of April 1, 2016

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of April 1, 2016:

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	8	3	5.8	23.3%
2	Facebook	4	1	4.6	21.0%
3	Rackspace	3	2	9.3	9.4%
4	Fortune 25 Investment Grade Rated Company	3	3	4.4	9.3%
5	Fortune 1000 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.8	6.7%
6	Yahoo! (2)	2	2	2.0	6.7%
7	Server Central	1	1	5.4	2.6%
8	Dropbox	1	1	2.8	1.6%
9	IAC	1	1	3.1	1.6%
10	Anexio	4	2	7.8	1.4%
11	Symantec	2	1	1.3	1.4%
12	Fortune 25 Investment Grade Rated Company	2	2	4.9	1.2%
13	Zynga (3)	1	1	0.1	1.1%
14	UBS	1	1	9.3	1.0%
15	Sanofi Aventis	2	1	5.3	0.9%
Total					89.2%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2016.

(2)	Comprised of a lease at ACC4 which is 6.1% of annualized base rent that has been fully subleased to another DFT customer and a lease at NJ1 which is 0.6% of annualized base rent.

(3)	Comprised of leases at ACC5 that have been fully subleased to another DFT customer.

Same Store Analysis
As of March 31, 2016
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three months ended March 31, 2016. Same store properties represent those properties placed into service on or before January 1, 2015, which, as of March 31, 2016, include all of our operating properties except CH2, due to its first phase being placed into service in July 2015. Accordingly, same store properties represented 258.8 MW, or 97%, of the 266.8 MW of operating properties in service as of March 31, 2016. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2015 and have less than 10% of additional critical load developed after January 1, 2015. Accordingly, our same store, same capital properties include all of our operating properties with the exception of CH2, for the reason described above, ACC7, due to phase II of this facility being placed into service in December 2015, which increased the critical load of ACC7 by over 10%, and SC1, due to phase IIB of this facility being placed into service in May 2015, which increased the critical load at SC1 by over 10%. Same store, same capital properties represented 200.3 MW, or 75%, of the 266.8 MW of operating properties in service as of March 31, 2016.

Same Store Properties	Three Months Ended
	31-Mar-16	31-Mar-15	% Change	31-Dec-15	% Change
Revenue:
Base rent	$79,811	$71,573	11.5%	$75,259	6.0%
Recoveries from tenants	37,730	33,305	13.3%	36,121	4.5%
Other revenues	541	482	12.2%	549	(1.5)%
Total revenues	118,082	105,360	12.1%	111,929	5.5%

Expenses:
Property operating costs	35,114	31,493	11.5%	34,703	1.2%
Real estate taxes and insurance	5,029	3,959	27.0%	4,791	5.0%
Other expenses	148	16	N/M	137	N/M
Total expenses	40,291	35,468	13.6%	39,631	1.7%

Net operating income (1)	77,791	69,892	11.3%	72,298	7.6%

Straight-line revenues, net of reserve	(1,696)	2,925	N/M	1,420	N/M
Amortization of lease contracts above and below market value	(116)	(592)	N/M	(116)	N/A

Cash net operating income (1)	$75,979	$72,225	5.2%	$73,602	3.2%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2015 and excludes CH2.

Same Store, Same Capital Properties	Three Months Ended
	31-Mar-16	31-Mar-15	% Change	31-Dec-15	% Change
Revenue:
Base rent	$63,210	$62,729	0.8%	$60,540	4.4%
Recoveries from tenants	27,275	27,662	(1.4)%	27,162	0.4%
Other revenues	474	445	6.5%	487	(2.7)%
Total revenues	90,959	90,836	0.1%	88,189	3.1%

Expenses:
Property operating costs	25,704	25,585	0.5%	26,124	(1.6)%
Real estate taxes and insurance	3,381	2,894	16.8%	3,125	8.2%
Other expenses	144	14	N/M	135	N/M
Total expenses	29,229	28,493	2.6%	29,384	(0.5)%

Net operating income (1)	61,730	62,343	(1.0)%	58,805	5.0%

Straight-line revenues, net of reserve	1,429	3,678	N/M	(1,043)	N/M
Amortization of lease contracts above and below market value	(116)	(592)	N/M	(116)	N/A

Cash net operating income (1)	$63,043	$65,429	(3.6)%	$57,646	9.4%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2015 and have less than 10% of additional critical load developed after January 1, 2015. Excludes CH2, SC1, and ACC7.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-16	31-Mar-15	% Change	31-Dec-15	% Change
Operating income (loss)	$49,111	$35,222	39.4%	$(79,523)	(161.8)%

Add-back: non-same store operating loss	3,660	9,841	(62.8)%	7,006	(47.8)%

Same Store:
Operating income (loss)	52,771	45,063	17.1%	(72,517)	(172.8)%

Depreciation and amortization	25,020	24,829	0.8%	25,548	(2.1)%
Impairment on investment in real estate	—	—	N/A	119,267	N/A

Net operating income	77,791	69,892	11.3%	72,298	7.6%

Straight-line revenues, net of reserve	(1,696)	2,925	N/M	1,420	N/M
Amortization of lease contracts above and below market value	(116)	(592)	N/M	(116)	N/A

Cash net operating income	$75,979	$72,225	5.2%	$73,602	3.2%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-16	31-Mar-15	% Change	31-Dec-15	% Change
Operating income (loss)	$49,111	$35,222	39.4%	$(79,523)	(161.8)%

Less: non-same store operating (income) loss	(7,067)	5,947	(218.8)%	(1,566)	351.3%

Same Store:
Operating income (loss)	42,044	41,169	2.1%	(81,089)	(151.8)%

Depreciation and amortization	19,686	21,174	(7.0)%	20,627	(4.6)%
Impairment on investment in real estate	—	—	N/A	119,267	N/A

Net operating income	61,730	62,343	(1.0)%	58,805	5.0%

Straight-line revenues, net of reserve	1,429	3,678	N/M	(1,043)	N/M
Amortization of lease contracts above and below market value	(116)	(592)	N/M	(116)	N/A

Cash net operating income	$63,043	$65,429	(3.6)%	$57,646	9.4%
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
We use NOI and Cash NOI as supplemental performance measures because, in excluding depreciation and amortization, impairment charges on depreciable real estate assets and gains and losses from property dispositions, each provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. However, because NOI and Cash NOI exclude depreciation and amortization, impairment charges on depreciable real estate assets and gains and losses from property dispositions, and capture neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of NOI and Cash NOI as a measure of our performance is limited.
Other REITs may not calculate NOI and Cash NOI in the same manner we do and, accordingly, our NOI and Cash NOI may not be comparable to the NOI and Cash NOI of other REITs. NOI and Cash NOI should not be considered as an alternative to operating income (as computed in accordance with GAAP).

Development Projects
As of March 31, 2016
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase III	Ashburn, VA	126,000	68,000	11.9	$95,000 - $99,000	$91,359	25%	25%
ACC7 Phase IV	Ashburn, VA	96,000	52,000	7.8	73,000 - 78,000	41,466	—%	—%
ACC9 Phase I	Ashburn, VA	163,000	90,000	14.4	135,000 - 141,000	5,431	—%	—%
CH2 Phase II (6)	Elk Grove Village, IL	74,000	35,000	6.3	57,000 - 58,000	57,727	76%	77%
CH2 Phase III	Elk Grove Village, IL	168,000	80,000	11.3	130,000 - 134,000	119,142	77%	89%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	162,000 - 168,000	8,761	100%	100%
		738,000	389,000	67.7	652,000 - 678,000	323,886

Future Development Projects/Phases
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	53,000 - 57,000	5,347
NJ1 Phase II (7)	Piscataway, NJ	180,000	88,000	18.2	18,273	18,273
		343,000	178,000	32.6	71,273 - 75,273	23,620
Land Held for Development (8)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,244
ACC10	Ashburn, VA	270,000	130,000	24.0		7,505
ACC11	Ashburn, VA	150,000	80,000	16.0		4,775
CH3	Elk Grove Village, IL	305,000	160,000	25.6		8,408
		825,000	420,000	76.0		24,932
Total		1,906,000	987,000	176.3		$372,438

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

(3)
Critical load (also referred to as IT load or load used by customers’ servers or related equipment) is the power available for exclusive use by customers expressed in terms of MW or kW (One MW is equal to 1,000 kW). The respective amounts listed for each of the “Land Held for Development” sites are estimates.

(4)
Current development projects include land, capitalization for construction and development and capitalized interest and operating carrying costs, as applicable, upon completion. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(5)
Amount capitalized as of March 31, 2016. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	CH2 Phase II was placed into service on April 1, 2016.

(7)	NJ1 is being marketed for sale. Accordingly, we do not believe that we will develop the second phase of this data center prior to the sale.

(8)	Amounts listed for gross building area, CRSF and critical load are current estimates.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During the three months ended March 31, 2016, we executed seven leases totaling 33.11 MW of critical load and 160,686 CRSF of space with a weighted average lease term of 13.2 years. These leases are expected to generate approximately $41.2 million of annualized GAAP base rent revenue, which is equivalent to a GAAP rate of $104 per kW per month. Including operating expense recoveries, this equates to $53.7 million of annualized revenue before recovery of metered power, which is a rate of $135 per kW per month. These leases included the following:

•	One pre-lease at ACC7 Phase III comprising 3.00 MW of critical load and 17,114 CRSF,

•	One lease at CH2 Phase I comprising 0.58 MW, which was an increase in power related to an existing lease,

•	Two pre-leases at CH2 Phase II comprising 3.42 MW of critical load and 17,830 CRSF,

•	Two pre-leases at CH2 Phase III comprising 10.11 MW of critical load and 61,742 CRSF, and

•	One pre-lease at SC1 Phase III comprising the entire 16.00 MW of critical load and 64,000 CRSF of this facility.
During the three months ended March 31, 2016, we also extended the term of one lease at ACC6 by 5.0 years comprising 0.54 MW of critical load and 2,517 CRSF.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for the cost of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which both the monthly base rent and a fee for the property-level operating expenses are fixed, at rates which we believe will cover these operating expenses and will provide us with an adequate return on our investment. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs often are included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of April 1, 2016, our weighted average remaining lease term for commenced leases was approximately 5.4 years.

Available Data Center Inventory and Current Development Projects
As of April 28, 2016, our operating portfolio was 97% leased and commenced as measured by CRSF and 96% leased and commenced as measured by critical load. The opportunity for revenue growth in the near term primarily depends on our ability to lease the vacant space in our operating portfolio and the space under development. Excluding NJ1, which is being marketed for sale, we have approximately 3 MW of available critical load in our operating properties.
We have four data center facilities currently under development with available space, as follows:

•	ACC7 Phase III - 11.9 MW of available critical load of which 25% is pre-leased, with completion expected in the second quarter of 2016;

•	CH2 Phase III - 11.3 MW of available critical load of which 89% is pre-leased, with completion expected in the third quarter of 2016;

•	ACC7 Phase IV - 7.8 MW of available critical load, with completion expected in the fourth quarter of 2016; and

•	ACC9 Phase I - 14.4 MW of available critical load, with completion expected in the third quarter of 2017;
We are also developing SC1 Phase III, with 16.0 MW of available critical load, with completion expected in the third quarter of 2017, but because it is 100% pre-leased, there is no space available to lease in this phase.
Market Conditions
Changes in the conditions of any of the markets in which our operating properties are located, including the economic conditions of a market, the financial condition of customers that procure data center space in a market, and the supply of available data center space in a market, will impact the overall performance of our current and future operating properties and our ability to fully lease our properties. The ability of our customers to fulfill their lease commitments could be impacted by future economic or regional downturns in the markets in which we operate or downturns in the industries in which our customers operate.
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
In each of our stabilized properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. There appears to be pricing pressure in some of the markets in which we compete, including lower rates and increased concessions. It is unclear to what extent this will adversely impact the rental rates, and, in turn, the rates of return of our investment, that we can obtain as we pursue leasing available space and power. In particular, given that the weighted average remaining lease term for commenced leases was approximately 5.4 years as of April 1, 2016, it is difficult to predict the market conditions that will exist when our lease portfolio expires. If the current market conditions were to continue through the terms of these leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets by approximately 9%, on average. Because the terms of the leases in our portfolio expire over long periods of time, we cannot predict how the applicable base rents will compare to the market rates at the time that the terms of our leases expire. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at the properties recently placed into service would be impacted negatively.
For the one lease term extension executed during the three months ended March 31, 2016, which comprises 0.54 MW and 2,517 CRSF, GAAP base rent was 14.9% higher than GAAP base rent prior to the extension, on a straight-line basis. Compared to the cash base rental rate in effect when this extension was executed, cash base rent will be 3.0% higher upon commencement of the renewal lease term.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS will generally charge customers for these services on a cost-plus basis. Because the degree of utilization of the TRS for these services varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. However, we routinely assess the liquidity needs of the TRS in determining whether to distribute excess funds to the Company.

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2016, owned 83.3% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenue. Operating revenue for the three months ended March 31, 2016 was $124.1 million. This includes base rent of $82.5 million, tenant recoveries of $38.7 million and other revenue of $2.9 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $107.3 million for the three months ended March 31, 2015. The increase of $16.8 million, or 15.7%, was primarily due to increased revenue from placing SC1 Phase IIB, CH2 Phase I, and ACC7 Phase II into service, re-leasing of space at ACC4, ACC5, NJ1 and VA3 that had been occupied by a former customer in bankruptcy and an increase in other income due to an increase in a la carte projects for our customers performed by the TRS.
Operating Expenses. Operating expenses for the three months ended March 31, 2016 were $75.0 million, compared to $72.1 million for the three months ended March 31, 2015. The increase of $2.9 million, or 4.0%, was primarily due to increased operating costs from placing SC1 Phase IIB, CH2 Phase I, and ACC7 Phase II into service, $1.2 million increase in real estate taxes, $1.2 million increase in general and administrative expenses driven by a higher company headcount and an increase in other expenses due to an increase in a la carte projects for our customers performed by the TRS; partially offset by a decrease in other expenses due to a charge of $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer.

Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2016 was $12.4 million compared to interest expense of $8.9 million for the three months ended March 31, 2015. Total interest incurred for the three months ended March 31, 2016 was $15.8 million, of which $3.4 million was capitalized, as compared to $12.0 million for the corresponding period in 2015, of which $3.1 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers and higher rates due to the completion of the offering of the Unsecured Notes due 2023 in June 2015 and an increase in LIBOR.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $5.5 million for the three months ended March 31, 2016, compared to $3.7 million for the three months ended March 31, 2015. The increase of $1.8 million was primarily due to an increase in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2016 was $24.4 million compared to $15.8 million for the three months ended March 31, 2015. The increase of $8.6 million was primarily due to higher revenue, partially offset by higher interest expense and higher operating expenses, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2016 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net cash provided by operating activities increased by $2.2 million, or 4.5%, to $51.3 million for the three months ended March 31, 2016, as compared to $49.1 million for the corresponding period in 2015. The increase was primarily due to higher cash rents from tenants and lower prepaid expenses.
Net cash used in investing activities increased by $16.7 million to $77.9 million for the three months ended March 31, 2016 compared to $61.2 million for the corresponding period in 2015. The majority of cash used in investing activities in each period was expenditures for projects under development. During the three months ended March 31, 2016, cash used for development was primarily for the construction of CH2 Phase II, CH2 Phase III, ACC7 Phase III, ACC7 Phase IV, ACC9 Phase I and SC1 Phase III and a $20.2 million purchase of two parcels of undeveloped land in Ashburn, Virginia, which we are using for the current development of our ACC9 data center facility, the future development of a data center to be known as ACC10 and the future development of either a powered base shell or build-to-suit data center to be known as ACC11. The remaining increase is due to an increase in improvements to real estate, which consisted primarily of costs incurred at ACC2 to prepare the space for its new customer. During the three months ended March 31, 2015, the majority of development cash used was for the construction of CH2 Phase I.
Net cash provided by financing activities was $237.8 million for the three months ended March 31, 2016 compared to $9.6 million in the corresponding period in 2015. Net cash provided by financing activities for the three months ended March 31, 2016 consisted of $275.8 million in net proceeds from the issuance of common stock and $9.2 million from option exercises; partially offset by $45.0 million paid for dividends and distributions and $2.2 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of restricted common stock. Net cash provided by financing activities for the three months ended March 31, 2015 consisted of $90.0 million in proceeds from our Unsecured Credit Facility, partially offset by $41.0 million paid for dividends and distributions, $31.9 million in repurchases of our common stock and $7.5 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of restricted common stock or grant of unrestricted common stock.

Market Capitalization
The following table sets forth our total market capitalization as of March 31, 2016:
Capital Structure as of March 31, 2016
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				115,000
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,215,000	23.4%
Common Shares	83%	74,422
Operating Partnership (“OP”) Units	17%	14,881
Total Shares and Units	100%	89,303
Common Share Price at March 31, 2016		$40.53
Common Share and OP Unit Capitalization			$3,619,451
Preferred Stock ($25 per share liquidation preference)			351,250
Total Equity				3,970,701	76.6%
Total Market Capitalization				$5,185,701	100.0%
Capital Resources
The development and construction of wholesale data centers is capital intensive. Such development not only requires us to make substantial capital investments, but also increases our operating expenses, which impacts our cash flows from operations negatively until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, we are required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to our stockholders annually. Accordingly, we fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs.
In 2016, we expect to meet our liquidity needs primarily from the cash proceeds from the secondary offering of common stock that we completed in March 2016, further described below, cash provided by operating activities, proceeds from the sale of our NJ1 data center facility, if it closes in 2016, and from proceeds from our Unsecured Credit Facility.
In March 2016, we completed a secondary underwritten public offering of 7,613,000 shares of common stock, at a public offering price of $37.75 per share. The total shares sold included 993,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were approximately $275.4 million, after deducting the underwriting discount and other estimated offering expenses.
For future developments, we expect to have funds available under our Unsecured Credit Facility, once we have used the proceeds from the secondary offering and exhausted the other funding sources noted above. Beyond 2016, we plan to fund development costs, at least temporarily, by drawing funds from this facility until we obtain permanent capital financing, which we expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity, when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
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

Debt Summary as of March 31, 2016 and December 31, 2015
($ in thousands)

	March 31, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$115,000	9%	2.0%	2.0	$115,000
Unsecured	1,100,000	91%	4.9%	5.4	1,100,000
Total	$1,215,000	100%	4.6%	5.1	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.5	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.2	250,000
Fixed Rate Debt	$850,000	70%	5.8%	6.0	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	2.1	—
Unsecured Term Loan	250,000	21%	1.9%	3.3	250,000
ACC3 Term Loan	115,000	9%	2.0%	2.0	115,000
Floating Rate Debt	365,000	30%	2.0%	2.9	365,000
Total	$1,215,000	100%	4.6%	5.1	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.8 million.

Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of March 31, 2016 (in thousands):

	March 31, 2016
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$—	$—	N/A	$—
ACC3 Term Loan	115,000	—	(817)	114,183
Unsecured Term Loan	250,000	—	(764)	249,236
Unsecured Notes due 2021	600,000	—	(9,147)	590,853
Unsecured Notes due 2023	250,000	(1,825)	(3,476)	244,699
Total	$1,215,000	$(1,825)	$(14,204)	$1,198,971
Outstanding Indebtedness
Unsecured Credit Facility
Our Unsecured Credit Facility is an unsecured revolving credit facility with a total commitment of $700 million. The Unsecured Credit Facility matures on May 13, 2018 and includes a one-year extension option, subject to the payment of an extension fee equal to 15 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions. At our option, we may increase the total commitment under the facility to $800 million, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met. We may also prepay the facility at any time, in whole or in part, without penalty or premium.
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

As of March 31, 2016, a letter of credit of less than $0.1 million was outstanding under the facility. As of March 31, 2016, there were no borrowings outstanding under this facility.
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

The facility includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable. We were in compliance with all covenants under the facility as of March 31, 2016.

ACC3 Term Loan

We have a $115 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the loan as of March 31, 2016.
Unsecured Term Loan

We have an unsecured term loan facility, the Unsecured Term Loan, which has a total commitment and amount outstanding of $250 million. The Unsecured Term Loan matures on July 21, 2019, and we may prepay the facility at any time, in whole or in part, without penalty or premium.
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

The Unsecured Term Loan is unconditionally guaranteed jointly and severally, on a senior unsecured basis by DFT and the direct and indirect subsidiaries of DFT that guaranty the obligations of the Unsecured Credit Facility.

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

The Unsecured Term Loan includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations under the loan to be immediately due and payable. We were in compliance with all of the covenants under the loan as of March 31, 2016.
Unsecured Notes due 2021
On September 24, 2013, the Operating Partnership completed the sale of $600 million of 5.875% senior unsecured notes due 2021, which we refer to as the Unsecured Notes due 2021. The Unsecured Notes due 2021 were issued at face value and mature on September 15, 2021. We pay interest on the Unsecured Notes due 2021 semi-annually, in arrears, on March 15th and September 15th of each year.
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1, NJ1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data center facilities, the ACC8, ACC10, ACC11 and CH3 land, our taxable REIT subsidiary, DF Technical Services, LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2016.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% senior unsecured notes due 2023, which we refer to as the Unsecured Notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We will pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year.
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

The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of March 31, 2016.
A summary of our debt repayment schedule as of March 31, 2016 is as follows:
Debt Maturity as of March 31, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$3,750	(4)	$3,750	0.3%	2.0%
2017	—		8,750	(4)	8,750	0.7%	2.0%
2018	—		102,500	(4)	102,500	8.4%	2.0%
2019	—		250,000	(5)	250,000	20.6%	1.9%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		—		—	—%	—%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$365,000		$1,215,000	100.0%	4.6%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.8 million as of March 31, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on July 21, 2019 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2016, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$3,750	$111,250	$250,000	$850,000	$1,215,000
Interest on long-term debt obligations	38,429	113,477	101,343	70,406	323,655
Construction costs payable	21,247	—	—	—	21,247
Commitments under development contracts	28,355	—	—	—	28,355
Commitment under land purchase agreement	11,180	—	—	—	11,180
Operating leases	541	1,459	1,578	2,613	6,191
Total	$103,502	$226,186	$352,921	$923,019	$1,605,628

Off-Balance Sheet Arrangements
As of March 31, 2016, the Company did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures
The following table presents our reconciliations of net income to NAREIT funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and adjusted funds from operations, or AFFO.

(in thousands)	Three months ended March 31,
	2016	2015
Net income	$36,697	$26,333
Depreciation and amortization	25,843	25,027
Less: Non real estate depreciation and amortization	(194)	(144)
NAREIT FFO (1)	62,346	51,216
Preferred stock dividends	(6,811)	(6,811)
NAREIT FFO attributable to common shares and common units (1)	55,535	44,405
Severance expense and equity acceleration	—	5,578
Normalized FFO attributable to common shares and common units (1)	55,535	49,983
Straight-line revenues, net of reserve	(1,737)	3,783
Amortization and write-off of lease contracts above and below market value	(116)	(593)
Compensation paid with Company common shares	1,769	1,341
Non real estate depreciation and amortization	194	144
Amortization of deferred financing costs	845	642
Improvements to real estate	(2,099)	(574)
Capitalized leasing commissions	(1,611)	(1,466)
AFFO attributable to common shares and common units (1)	$52,780	$53,260
NAREIT FFO attributable to common shares and common units per share – diluted	$0.67	$0.54
Normalized FFO attributable to common shares and common units per share – diluted	$0.67	$0.61
AFFO attributable to common shares and common units per share – diluted	$0.64	$0.65
Weighted average common shares and common units outstanding – diluted	83,094,266	81,983,283
(1) Funds from operations, or FFO, is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income determined in accordance with GAAP, excluding extraordinary items as defined under GAAP, impairment charges on depreciable real estate assets and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also present FFO attributable to common shares and OP units, which is FFO excluding preferred stock dividends. FFO attributable to common shares and OP units per share is calculated on a basis consistent with net income attributable to common shares and OP units and reflects adjustments to net income for preferred stock dividends.
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
We present FFO with adjustments to arrive at Normalized FFO. Normalized FFO is FFO attributable to common shares and units excluding severance expense and equity accelerations, gain or loss on early extinguishment of debt and gain or loss on derivative instruments. We also present FFO with supplemental adjustments to arrive at Adjusted FFO, or AFFO. AFFO is Normalized FFO excluding straight-line revenue, compensation paid with Company common shares, below market lease amortization and write-offs net of above market lease amortization and write-offs, non real estate depreciation and amortization, amortization of deferred financing costs, improvements to real estate and capitalized leasing commissions. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. We use AFFO in management reports to provide a measure of REIT operating performance that can be compared to other companies using AFFO.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018 and although the standard does not apply to leases, we are assessing the impact on our financial position or results of operations.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this new guidance, management will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the first quarter of 2017 and do not believe that the new standard will have a material effect on our financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019, and although the standard does not fundamentally change the lessor accounting model, we are assessing the impact on our financial position and results of operations.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective in the first quarter of 2016. We have adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer will be allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Furthermore, companies will now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. Early adoption is permitted, and we have early-adopted this standard as of January 1, 2016. We are electing to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we will use a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of March 31, 2016 would decrease future net income and cash flows by $3.7 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.44% at March 31, 2016, a decrease of 0.44% would increase future net income and cash flows by $1.6 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of March 31, 2016, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
The following risk factors are included in this Quarterly Report to be considered in addition to those risk factors included in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
We may be unable to complete the sale of our NJ1 data center facility on attractive terms or at all, which may materially adversely affect our business, results of operations and financial condition.
In January 2016, we announced that we are marketing for sale our NJ1 data center facility, located in Piscataway, New Jersey. We have decided to sell the NJ1 data center facility because we believe that the New Jersey market does not attract customers with large requirements of power and space and, therefore, is not well-suited for the wholesale segment of the data center market. We cannot assure you that we will be able to complete the sale of the NJ1 data center facility on favorable terms, or at all. Our decision to market our NJ1 data center facility for sale required that we reduce the carrying amount of that property to our estimate of its fair value, which resulted in an impairment charge of $122.5 million in the fourth quarter of 2015. If we are unable to sell the NJ1 data center facility for an amount equal to or greater than its current carrying value, we will be required to record a loss in connection with the sale that could be significant. If we are unable to sell the NJ1 data center facility at all, we will continue to operate the facility and expect to face difficulties leasing vacant space in the facility. As of January 1, 2016, the NJ1 data center facility was 70% leased and commenced on a CRSF basis and 52% leased and commenced on a critical load basis. In order to lease the available space at the NJ1 data center facility, we may be required to reduce our rental rates or incur substantial costs. As a result of any of these events, our business, results of operations and financial condition may be materially adversely affected.
Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.
In November 2015, we announced that, over the next several years, we plan to expand our data center development and operations into one or more new markets. As a part of this strategy, we may be developing and operating data centers in markets in which we have little or no operating experience. Our ability to successfully enter new markets will depend on, among other things, our ability to find and acquire land suitable for development, to develop new data centers on our anticipated time-line and at the expected cost, and to lease up newly developed data centers.  Our new markets may have different competitive conditions and may subject us to different operating considerations than our data centers in our existing markets, which, in turn, may adversely affect our ability to develop and operate data centers in these new markets.
Expansion of our business into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays, and our lack of operating experience in these new markets may adversely impact our ability to successfully develop new data center facilities in those markets.  Our development projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. As we expand into new markets, we may be required to rely on general contractors and associated subcontractors that we have little or no experience working with. Site selection in expansion markets is also a critical factor in our expansion plans, and there may not be available, or our lack of operating experience in a new market may make it difficult for us to successfully identify and acquire, suitable properties in these markets at a location that is attractive to our customers and has the necessary combination of access to multiple network providers and a significant supply of electrical power. These and other risks could result in delays or increased costs or prevent the completion of development projects in new markets, any of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, expansion into new markets will subject us to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities with whom we have little or no experience, including the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs, constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with unfamiliar utility providers. We cannot assure you that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material adverse effect on our growth and results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - and we expect to develop data centers in new markets “on speculation” as well. Due to our lack of operating experience in our new markets, we may be unable to attract customers on a timely basis, or at all, to the properties that we have developed. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition will be affected adversely, the impact of which could be material.
If we are unable to successfully develop, lease up and operate data centers in new markets, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.
As with the development of our other data centers, the development of data centers in new markets is subject to certain risks that could result in a delay in completion or the failure to complete the project, including, but not limited to, risks related to the acquisition of real property, financing, zoning, environmental and other regulatory approvals, and construction costs. We cannot assure you that we will be able to successfully complete the acquisition of land suitable for development, that we will be able to successfully develop a data center on any site we acquire or that we will be able to lease up our data centers once they are developed.  As part of this expansion strategy, in March 2016, we entered into an agreement to acquire a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million.  There can be no assurance that we will complete the acquisition of this parcel of land or that if we acquire this parcel of land we will be able to successfully develop and lease up a data center on the site. If we are unable to successfully develop a data center on the Hillsboro, Oregon site or in any of the other planned expansion markets, our ability to implement our business strategy may be adversely affected, which, in turn, could have a material adverse effect on our financial condition and results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
Seventh Amendment to Credit Agreement and Other Loan Documents, dated as of April 8, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 14, 2016 (Registration No. 001-33748)).

10.2
Second Amendment to Term Loan Agreement and Other Loan Documents, dated as of April 8, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 14, 2016 (Registration No. 001-33748)).

10.3
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.5
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.6
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	April 28, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	April 28, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
Seventh Amendment to Credit Agreement and Other Loan Documents, dated as of April 8, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, and the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, KeyBank National Association as Agent and a Lender, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 14, 2016 (Registration No. 001-33748)).

10.2
Second Amendment to Term Loan Agreement and Other Loan Documents, dated as of April 8, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, DuPont Fabros Technology, Inc., as a guarantor, the subsidiaries of Borrower that are parties thereto, as Subsidiary Guarantors, Royal Bank of Canada, as Agent and a Lender, and the other Lenders that are parties thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 14, 2016 (Registration No. 001-33748)).

10.3
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.5
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.6
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.