Form 10-Q
period 2016-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2016-07-28
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	75,548,908

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust, or REIT, and the sole general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2016, DFT owned 84.5% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$96,604	$94,203
Buildings and improvements	2,818,267	2,736,936
	2,914,871	2,831,139
Less: accumulated depreciation	(609,122)	(560,837)
Net income producing property	2,305,749	2,270,302
Construction in progress and land held for development	259,292	300,939
Net real estate	2,565,041	2,571,241
Cash and cash equivalents	277,036	31,230
Rents and other receivables, net	9,457	9,588
Deferred rent, net	124,006	128,941
Lease contracts above market value, net	5,583	6,029
Deferred costs, net	24,094	23,774
Prepaid expenses and other assets	37,766	44,689
Total assets	$3,042,983	$2,815,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	113,017	114,075
Unsecured term loan, net of deferred financing costs	249,290	249,172
Unsecured notes payable, net of discount and deferred financing costs	836,142	834,963
Accounts payable and accrued liabilities	33,056	32,301
Construction costs payable	26,914	22,043
Accrued interest payable	12,010	11,821
Dividend and distribution payable	45,238	43,906
Lease contracts below market value, net	3,464	4,132
Prepaid rents and other liabilities	57,720	67,477
Total liabilities	1,376,851	1,379,890
Redeemable noncontrolling interests – operating partnership	656,606	479,189
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, no shares issued and outstanding at June 30, 2016 and 7,400,000 shares issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred stock, 4,000,000 shares issued and outstanding at June 30, 2016 and 6,650,000 shares issued and outstanding at December 31, 2015	100,000	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 shares issued and outstanding at June 30, 2016 and no shares issued and outstanding at December 31, 2015	201,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 75,548,173 shares issued and outstanding at June 30, 2016 and 66,105,650 shares issued and outstanding at December 31, 2015	76	66
Additional paid in capital	726,438	685,042
Accumulated deficit	(18,238)	(79,945)
Total stockholders’ equity	1,009,526	956,413
Total liabilities and stockholders’ equity	$3,042,983	$2,815,492
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Base rent	$83,362	$72,702	$165,895	$144,275
Recoveries from tenants	41,695	34,482	80,389	67,787
Other revenues	3,481	6,642	6,403	9,078
Total revenues	128,538	113,826	252,687	221,140
Expenses:
Property operating costs	37,933	29,660	73,888	61,153
Real estate taxes and insurance	5,840	7,063	11,156	11,039
Depreciation and amortization	26,323	26,185	52,166	51,212
General and administrative	5,274	4,468	10,849	8,811
Other expenses	3,193	5,552	5,542	12,805
Total expenses	78,563	72,928	153,601	145,020
Operating income	49,975	40,898	99,086	76,120
Interest:
Expense incurred	(11,563)	(9,063)	(23,132)	(17,310)
Amortization of deferred financing costs	(919)	(694)	(1,764)	(1,336)
Gain on sale of real estate	23,064	—	23,064	—
Net income	60,557	31,141	97,254	57,474
Net income attributable to redeemable noncontrolling interests – operating partnership	(7,467)	(4,662)	(12,945)	(8,381)
Net income attributable to controlling interests	53,090	26,479	84,309	49,093
Preferred stock dividends	(6,964)	(6,811)	(13,775)	(13,622)
Issuance costs associated with redeemed preferred stock	(8,827)	—	(8,827)	—
Net income attributable to common shares	$37,299	$19,668	$61,707	$35,471
Earnings per share – basic:
Net income attributable to common shares	$0.50	$0.30	$0.87	$0.54
Weighted average common shares outstanding	74,370,577	65,030,132	70,661,406	65,266,766
Earnings per share – diluted:
Net income attributable to common shares	$0.49	$0.30	$0.86	$0.53
Weighted average common shares outstanding	75,231,634	65,743,874	71,518,495	66,098,759
Dividends declared per common share	$0.47	$0.42	$0.94	$0.84
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Accumulated Deficit
		Number	Amount			Total
Balance at December 31, 2015	$351,250	66,105,650	$66	$685,042	$(79,945)	$956,413
Net income attributable to controlling interests					84,309	84,309
Issuance of common stock, net		7,613,000	8	275,418		275,426
Dividends declared on common stock				(70,486)		(70,486)
Dividends earned on preferred stock					(13,775)	(13,775)
Redemption of operating partnership units		1,261,900	1	49,467		49,468
Issuance of preferred stock, net	201,250			(6,998)		194,252
Redemption of preferred stock	(251,250)			8,827	(8,827)	(251,250)
Issuance of stock awards		188,415		810		810
Stock option exercises		478,733	1	10,592		10,593
Retirement and forfeiture of stock awards		(99,525)		(2,308)		(2,308)
Amortization of deferred compensation costs				3,499		3,499
Adjustments to redeemable noncontrolling interests – operating partnership				(227,425)		(227,425)
Balance at June 30, 2016	$301,250	75,548,173	$76	$726,438	$(18,238)	$1,009,526
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2016	2015
Cash flow from operating activities
Net income	$97,254	$57,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,166	51,212
Gain on sale of real estate	(23,064)	—
Straight-line revenues, net of reserve	(1,041)	9,150
Amortization of deferred financing costs	1,764	1,336
Amortization and write-off of lease contracts above and below market value	(222)	(178)
Compensation paid with Company common shares	3,290	6,578
Changes in operating assets and liabilities
Rents and other receivables	192	(447)
Deferred costs	(3,465)	(2,031)
Prepaid expenses and other assets	1,750	418
Accounts payable and accrued liabilities	27	5,013
Accrued interest payable	189	693
Prepaid rents and other liabilities	(4,399)	(1,733)
Net cash provided by operating activities	124,441	127,485
Cash flow from investing activities
Net proceeds from sale of real estate	123,545	—
Investments in real estate – development	(101,867)	(106,347)
Land acquisition costs – related party	(20,168)	—
Interest capitalized for real estate under development	(6,118)	(5,857)
Improvements to real estate	(3,098)	(1,248)
Additions to non real estate property	(426)	(568)
Net cash used in investing activities	(8,132)	(114,020)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	120,000
Repayments	(60,000)	(180,000)
Mortgage notes payable:
Repayments	(1,250)	—
Unsecured notes payable:
Proceeds	—	248,012
Payments of financing costs	(96)	(3,948)
Issuance of common stock, net of offering costs	275,720	—
Issuance of preferred stock, net of offering costs	194,502	—
Redemption of preferred stock	(251,250)	—
Equity compensation proceeds (payments)	8,285	(7,544)
Common stock repurchases	—	(31,912)
Dividends and distributions:
Common shares	(66,048)	(55,202)
Preferred shares	(16,288)	(13,622)
Redeemable noncontrolling interests – operating partnership	(14,078)	(12,960)
Net cash provided by financing activities	129,497	62,824

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2016	2015
Net increase in cash and cash equivalents	245,806	76,289
Cash and cash equivalents, beginning	31,230	29,598
Cash and cash equivalents, ending	$277,036	$105,887
Supplemental information:
Cash paid for interest	$29,219	$22,527
Deferred financing costs capitalized for real estate under development	$364	$447
Construction costs payable capitalized for real estate under development	$26,914	$24,406
Redemption of operating partnership units	$49,468	$598
Adjustments to redeemable noncontrolling interests – operating partnership	$227,425	$(53,868)
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$96,604	$94,203
Buildings and improvements	2,818,267	2,736,936
	2,914,871	2,831,139
Less: accumulated depreciation	(609,122)	(560,837)
Net income producing property	2,305,749	2,270,302
Construction in progress and land held for development	259,292	300,939
Net real estate	2,565,041	2,571,241
Cash and cash equivalents	272,821	27,015
Rents and other receivables, net	9,457	9,588
Deferred rent, net	124,006	128,941
Lease contracts above market value, net	5,583	6,029
Deferred costs, net	24,094	23,774
Prepaid expenses and other assets	37,766	44,689
Total assets	$3,038,768	$2,811,277
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	113,017	114,075
Unsecured term loan, net of deferred financing costs	249,290	249,172
Unsecured notes payable, net of discount and deferred financing costs	836,142	834,963
Accounts payable and accrued liabilities	33,056	32,301
Construction costs payable	26,914	22,043
Accrued interest payable	12,010	11,821
Dividend and distribution payable	45,238	43,906
Lease contracts below market value, net	3,464	4,132
Prepaid rents and other liabilities	57,720	67,477
Total liabilities	1,376,851	1,379,890
Redeemable partnership units	656,606	479,189
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, no units issued and outstanding at June 30, 2016 and 7,400,000 units issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred units, 4,000,000 units issued and outstanding at June 30, 2016 and 6,650,000 units issued and outstanding at December 31, 2015	100,000	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 units issued and outstanding at June 30, 2016 and no units issued and outstanding at December 31, 2015	201,250	—
Common units, 74,885,800 units issued and outstanding at June 30, 2016 and 65,443,277 units issued and outstanding at December 31, 2015	697,888	594,927
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2016 and December 31, 2015	6,173	6,021
Total partners’ capital	1,005,311	952,198
Total liabilities and partners’ capital	$3,038,768	$2,811,277
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Base rent	$83,362	$72,702	$165,895	$144,275
Recoveries from tenants	41,695	34,482	80,389	67,787
Other revenues	3,481	6,642	6,403	9,078
Total revenues	128,538	113,826	252,687	221,140
Expenses:
Property operating costs	37,933	29,660	73,888	61,153
Real estate taxes and insurance	5,840	7,063	11,156	11,039
Depreciation and amortization	26,323	26,185	52,166	51,212
General and administrative	5,274	4,468	10,849	8,811
Other expenses	3,193	5,552	5,542	12,805
Total expenses	78,563	72,928	153,601	145,020
Operating income	49,975	40,898	99,086	76,120
Interest:
Expense incurred	(11,563)	(9,063)	(23,132)	(17,310)
Amortization of deferred financing costs	(919)	(694)	(1,764)	(1,336)
Gain on sale of real estate	23,064	—	23,064	—
Net income	60,557	31,141	97,254	57,474
Preferred unit distributions	(6,964)	(6,811)	(13,775)	(13,622)
Issuance costs associated with redeemed preferred units	(8,827)	—	(8,827)	—
Net income attributable to common units	$44,766	$24,330	$74,652	$43,852
Earnings per unit – basic:
Net income attributable to common units	$0.50	$0.30	$0.87	$0.54
Weighted average common units outstanding	88,977,907	80,449,369	85,483,976	80,686,500
Earnings per unit – diluted:
Net income attributable to common units	$0.49	$0.30	$0.86	$0.53
Weighted average common units outstanding	89,838,964	81,163,111	86,341,065	81,518,493
Distributions declared per common unit	$0.47	$0.42	$0.94	$0.84
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2015	$351,250	65,443,277	$594,927	662,373	$6,021	$952,198
Net income			96,401		853	97,254
Issuance of OP units for common stock offering, net		7,613,000	275,426			275,426
Common unit distributions			(83,348)		(623)	(83,971)
Preferred unit distributions			(13,654)		(121)	(13,775)
Issuance of OP units to DFT when redeemable partnership units redeemed		1,261,900	49,468			49,468
Issuance of OP units for preferred stock offering, net	201,250		(6,998)			194,252
Redemption of OP units for preferred stock	(251,250)					(251,250)
Issuance of OP units for stock awards		188,415	810			810
Issuance of OP units due to option exercises		478,733	10,593			10,593
Retirement and forfeiture of OP units		(99,525)	(2,308)			(2,308)
Amortization of deferred compensation costs			3,499			3,499
Adjustments to redeemable partnership units			(226,928)		43	(226,885)
Balance at June 30, 2016	$301,250	74,885,800	$697,888	662,373	$6,173	$1,005,311
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2016	2015
Cash flow from operating activities
Net income	$97,254	$57,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,166	51,212
Gain on sale of real estate	(23,064)	—
Straight-line rent, net of reserve	(1,041)	9,150
Amortization of deferred financing costs	1,764	1,336
Amortization of lease contracts above and below market value	(222)	(178)
Compensation paid with Company common shares	3,290	6,578
Changes in operating assets and liabilities
Rents and other receivables	192	(447)
Deferred costs	(3,465)	(2,031)
Prepaid expenses and other assets	1,750	418
Accounts payable and accrued liabilities	27	5,013
Accrued interest payable	189	693
Prepaid rents and other liabilities	(4,399)	(1,733)
Net cash provided by operating activities	124,441	127,485
Cash flow from investing activities
Proceeds from the sale of real estate	123,545	—
Investments in real estate – development	(101,867)	(106,347)
Land acquisition costs – related party	(20,168)	—
Interest capitalized for real estate under development	(6,118)	(5,857)
Improvements to real estate	(3,098)	(1,248)
Additions to non real estate property	(426)	(568)
Net cash used in investing activities	(8,132)	(114,020)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	120,000
Repayments	(60,000)	(180,000)
Mortgage notes payable:
Repayments	(1,250)	—
Unsecured notes payable:
Proceeds	—	248,012
Payments of financing costs	(96)	(3,948)
Issuance of common units, net of offering costs	275,720	—
Issuance of preferred units, net of offering costs	194,502	—
Redemption of preferred units	(251,250)	—
Equity compensation proceeds (payments)	8,285	(7,544)
OP unit repurchases	—	(31,912)
Distributions	(96,414)	(81,784)
Net cash provided by financing activities	129,497	62,824

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Six months ended June 30,
	2016	2015
Net increase in cash and cash equivalents	245,806	76,289
Cash and cash equivalents, beginning	27,015	25,380
Cash and cash equivalents, ending	$272,821	$101,669
Supplemental information:
Cash paid for interest	$29,219	$22,527
Deferred financing costs capitalized for real estate under development	$364	$447
Construction costs payable capitalized for real estate under development	$26,914	$24,406
Redemption of operating partnership units	$49,468	$598
Adjustments to redeemable partnership units	$226,885	$(58,439)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc., or DFT, through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2016, owned 84.5% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of June 30, 2016, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phases I-III, VA3, VA4, CH1, CH2 Phases I-II, and SC1 Phases I-II;

•	five data center projects under development – ACC7 Phase IV, CH2 Phases III and IV, ACC9 Phase I and SC1 Phase III (formerly referred to as SC2);

•	one data center project available for future development – ACC9 Phase II; and

•	land that may be used to develop additional data centers – ACC8, ACC10, ACC11 and CH3.
In July 2016, we placed CH2 Phase III into service.
2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s

capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital and retained earnings. The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $25.3 million and $24.2 million for the three months ended June 30, 2016 and 2015, respectively, and $50.0 million and $48.1 million for the six months ended June 30, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. No impairment losses were recorded during the six months ended June 30, 2016 and 2015.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2016 and December 31, 2015, we did not have any properties classified as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility, or Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented within deferred costs, net	June 30, 2016	December 31, 2015
Financing costs	$8,226	$8,198
Accumulated amortization	(5,622)	(4,969)
Financing costs, net	$2,604	$3,229

Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented as a reduction of debt liability balances	June 30, 2016	December 31, 2015
Financing costs	$20,542	$20,531
Accumulated amortization	(7,014)	(5,618)
Financing costs, net	$13,528	$14,913

Leasing costs, which consist of external fees and costs incurred in the successful negotiation of leases, internal costs expended in the successful negotiation of leases or the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the applicable leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the leasing costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a former customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order issued by the bankruptcy court. Leasing costs incurred for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Leasing costs incurred for new leases	$1,670	$511	$3,270	$884
Leasing costs incurred for renewals	184	46	195	1,147
Total leasing costs incurred	$1,854	$557	$3,465	$2,031

Amortization of deferred leasing costs totaled $1.1 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. Balances, net of accumulated amortization, at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Leasing costs	$53,130	$50,503
Accumulated amortization	(31,640)	(29,958)
Leasing costs, net	$21,490	$20,545

Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2016 and December 31, 2015, the fuel inventory was $4.3 million and $4.5 million, respectively and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Balances, net of accumulated amortization, at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Lease contracts above market value	$20,500	$20,500
Accumulated amortization	(14,917)	(14,471)
Lease contracts above market value, net	$5,583	$6,029

Lease contracts below market value	$24,175	$24,175
Accumulated amortization	(20,711)	(20,043)
Lease contracts below market value, net	$3,464	$4,132

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of June 30, 2016 and December 31, 2015, we had one uncollectible account that consisted of a note receivable from a customer in bankruptcy. The note balance as of June 30, 2016 and December 31, 2015 was $6.5 million, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. As of June 30, 2016 and December 31, 2015, we had established a reserve of $5.1 million, including interest applied to principal. The note receivable, net of reserves and interest applied to the principal, was $1.4 million as of June 30, 2016 and December 31, 2015. In October 2015, a sale of our bankrupt customer's east coast business was consummated, and we continue to be reasonably assured that we will be able to collect the balance of the note receivable, net of reserve, as a claim in the bankruptcy.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under leases and are recorded as deferred rent in the accompanying consolidated balance sheets. As of June 30, 2016 and December 31, 2015, we had reserves against deferred rent of $0 and $0.1 million, respectively.
Our customer leases generally contain provisions under which the customers reimburse us for a portion of operating expenses and real estate taxes incurred by the property. Recoveries from tenants are included in revenue in the accompanying consolidated statements of operations in the period the applicable expenditures are incurred. The majority of our customer leases also provide us with a property management fee based on a percentage of base rent collected and property-level operating expenses, other than charges for power used by customers to run their servers and cool their space. Property management fees are included in base rent in the accompanying consolidated statements of operations in the applicable period in which they are earned.

Other Revenue
Other revenue primarily consists of services provided to customers on a non-recurring basis. This includes projects such as the purchase and installation of circuits, racks, circuit breakers and other customer requested items. Revenue is recognized on a completed contract basis when the project is finished and ready for the customer's use. This method is consistently applied for all periods presented. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value. See Note 6. Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Net income attributable to redeemable noncontrolling interests – operating partnership	—	12,945
Distributions declared	—	(13,485)
Redemption of operating partnership units	(1,261,900)	(49,468)
Adjustments to redeemable noncontrolling interests – operating partnership	—	227,425
Balance at June 30, 2016	13,811,663	$656,606
The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Redemption of operating partnership units	(1,261,900)	(49,468)
Adjustments to redeemable partnership units	—	226,885
Balance at June 30, 2016	13,811,663	$656,606
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to controlling interests	$53,090	$26,479	$84,309	$49,093
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(52,476)	47,990	(177,957)	54,466
	$614	$74,469	$(93,648)	$103,559
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, management will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the fourth quarter of 2016 and do not believe that the new standard will have a material effect on our financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019, and although the standard does not fundamentally change the lessor accounting model, we are assessing the potential impact on our financial position and results of operations.
In June 2016, the FASB issued Accounting Standards Update No. 2016-03 - Financial Instruments - Credit Losses (Topic 326). Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We will be required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.

Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance was effective in the first quarter of 2016. We adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer will be allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Second, companies will now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. We have early-adopted this standard as of January 1, 2016. We elected to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we used a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million (see below).
Change in Accounting Principle
As required by the new share-based payment accounting guidance issued in March 2016, described above, we made a cumulative-effect adjustment to accumulated deficit to eliminate the forfeiture estimate recorded as of December 31, 2015, with a corresponding adjustment to additional paid in capital. The following table presents the prior period amounts that have been impacted by the new guidance and retrospectively adjusted on the consolidated balance sheet as of December 31, 2015 for DFT (dollars in thousands):

	As of December 31, 2015
	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted and Currently Reported
Additional paid in capital	$684,968	74	$685,042
Accumulated deficit	(79,871)	(74)	(79,945)
Because the consolidated balance sheet for the Operating Partnership includes capital accounts for the general partner and the limited partners, which each include a combination of partner capital and retained earnings (accumulated deficit), there was no adjustment required for the consolidated balance sheet for the Operating Partnership as of December 31, 2015.

3. Real Estate Assets
The following is a summary of our properties as of June 30, 2016 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$156,448		$158,948
ACC3	Ashburn, VA	1,071	95,977		97,048
ACC4	Ashburn, VA	6,600	538,652		545,252
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phases I-III	Ashburn, VA	7,663	264,621		272,284
VA3	Reston, VA	9,000	179,498		188,498
VA4	Bristow, VA	6,800	149,535		156,335
CH1	Elk Grove Village, IL	23,611	358,766		382,377
CH2 Phases I-II	Elk Grove Village, IL	7,196	126,215		133,411
SC1 Phases I-II	Santa Clara, CA	20,202	432,842		453,044
		96,604	2,818,267	—	2,914,871
Construction in progress and land held for development	(1)			259,292	259,292
		$96,604	$2,818,267	$259,292	$3,174,163

(1)	Properties located in Ashburn, VA (ACC7 Phase IV, ACC8, ACC9, ACC10, and ACC11), Elk Grove Village, IL (CH2 Phases III-IV and CH3) and Santa Clara, CA (SC1 Phase III, formerly referred to as SC2).
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia from entities controlled by our Chairman of the Board and our former CEO. One parcel is a 35.4 acre site that we purchased for $15.6 million, which we are using for the current development of our ACC9 data center facility and the future development of a data center to be known as ACC10. The managers of the entity that sold us this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO, which also owns approximately 1% of the seller. The other parcel is an 8.6 acre site that we purchased for $4.6 million. This parcel is being held for the future development of either a powered base shell or build-to-suit data center to be known as ACC11. Our Chairman of the Board and our former CEO are the managers of the limited liability company that manages the entity that sold us this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owned this site.
In June 2016, we completed the sale of our NJ1 data center for a gross purchase price of $125.0 million.
In July 2016, we completed the acquisition of a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million. We are holding this parcel of land for future development in connection with our expansion plans.
In July 2016, we entered into an agreement to acquire a 20.6 acre parcel of land in the Greater Toronto Area of Ontario, Canada for a purchase price of $12.9 million CAD ($10.0 million USD). We expect to complete the acquisition in the fourth quarter of 2016. Upon completion of the acquisition, we expect to hold this parcel of land for future development in connection with our expansion plans.
In July 2016, we placed CH2 Phase III into service.

4. Debt
Debt Summary as of June 30, 2016 and December 31, 2015
($ in thousands)

	June 30, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$113,750	9%	2.1%	1.7	$115,000
Unsecured	1,100,000	91%	5.0%	5.1	1,100,000
Total	$1,213,750	100%	4.7%	4.8	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.2	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.0	250,000
Fixed Rate Debt	$850,000	70%	5.8%	5.7	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	1.9	—
Unsecured Term Loan	250,000	21%	2.1%	3.1	250,000
ACC3 Term Loan	113,750	9%	2.1%	1.7	115,000
Floating Rate Debt	363,750	30%	2.1%	2.6	365,000
Total	$1,213,750	100%	4.7%	4.8	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.8 million.
Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks that includes the following:

•	An Unsecured Credit Facility - an unsecured revolving credit facility with a total commitment of $750 million; and

•	An Unsecured Term Loan - an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million.
At our option, we may increase the total commitment under the Unsecured Credit Facility and the Unsecured Term Loan to $1.25 billion, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Prior to July 25, 2016, the Unsecured Credit Facility and the Unsecured Term Loan were outstanding under separate credit agreements.
The obligations under the amended and restated credit agreement are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below. Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan provided for substantially the same guarantees as the amended and restated credit agreement. We may prepay the Unsecured Credit Facility and Unsecured Term Loan at any time, in whole or in part, without penalty or premium.
The amended and restated credit agreement requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets, subject to an increase up to 65% following a material acquisition;

•
net operating income generated from unencumbered properties divided by the amount of unsecured debt (net of unrestricted cash and cash equivalents) being not less than 12.5%, subject to a decrease to not less than 10% following a material acquisition;

•	total indebtedness not exceeding 60% of gross asset value, subject to an increase up to 65% following a material acquisition;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $2.3 billion plus 75% of the sum of (i) net equity offering proceeds after July 25, 2016 (but excluding such net offering proceeds that are used within ninety (90) days following the consummation of the applicable equity offering for permitted equity redemptions) and (ii) the value of equity interests issued in connection with a contribution of assets to the Borrower or its subsidiaries; and

•	until an investment grade unsecured debt credit rating has been achieved, unhedged variable rate debt not exceeding 30% of gross asset value.
The amended and restated credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable.
Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan contained financial covenants and default provisions that were substantially similar to those set forth above. We were in compliance with all covenants under these credit agreements as of June 30, 2016.
The other terms and conditions are summarized below.
The Unsecured Credit Facility matures on July 25, 2020. As of June 30, 2016, the Unsecured Credit Facility was scheduled to mature on May 13, 2018.
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
In the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.85%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.90%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.20%	0.20%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.55%	0.55%
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

As of June 30, 2016, a letter of credit of less than $0.1 million was outstanding under the facility. As of June 30, 2016, there were no borrowings outstanding under this facility.

The Unsecured Term Loan matures on January 21, 2022. As of June 30, 2016, the Unsecured Term Loan was scheduled to mature on July 21, 2019.
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

ACC3 Term Loan

We have a $113.8 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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

We were in compliance with all of the covenants under the ACC3 Term Loan as of June 30, 2016.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data centers, the ACC8, ACC10, ACC11 and CH3 land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
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

The Unsecured Notes due 2021 have certain covenants limiting the ability of or prohibiting the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2016.

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
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guarantee the Unsecured Notes due 2021.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of June 30, 2016.

A summary of our debt maturity schedule as of June 30, 2016 is as follows:
Debt Maturity as of June 30, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$2,500	(4)	$2,500	0.2%	2.1%
2017	—		8,750	(4)	8,750	0.7%	2.1%
2018	—		102,500	(4)	102,500	8.5%	2.1%
2019	—		250,000	(5)	250,000	20.6%	2.1%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		—		—	—%	—%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$363,750		$1,213,750	100.0%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.8 million as of June 30, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)
The Unsecured Term Loan matures on July 21, 2019 with no extension option. In July 2016, we entered into a new credit agreement that had the effect of extending the maturity of this term loan to January 21, 2022.

5. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of ACC7 Phases III-IV, CH2 Phases III-IV, ACC9 Phase I, and SC1 Phase III data centers were in place as of June 30, 2016. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the contractor's cost to perform the work and to purchase the equipment plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2016, the control estimates were as follows for our projects under development:

•	ACC7 Phase III: $64.6 million, of which $62.0 million has been incurred, and an additional $0.5 million has been committed under this contract.

•	ACC7 Phase IV: $37.1 million, of which $25.3 million has been incurred, and an additional $4.4 million has been committed under this contract.

•	CH2 Phase III: $54.2 million, of which $51.8 million has been incurred, and an additional $1.6 million has been committed under this contract.

•	CH2 Phase IV: $4.7 million, of which $0.3 million has been incurred, and an additional $2.0 million has been committed under this contract.

•	ACC9 Phase I: $168.4 million, of which $9.4 million has been incurred, and an additional $22.8 million has been committed under this contract.

•	SC1 Phase III: $149.0 million, of which $12.4 million has been incurred, and an additional $57.8 million has been committed under this contract.
In March 2016, we entered into an agreement to acquire a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million. In July 2016, we completed the acquisition of this parcel and are holding it for future development in connection with our expansion plans.
In July 2016, we entered into an agreement to acquire a 20.6 acre parcel of land in the Greater Toronto Area of Ontario, Canada for a purchase price of $12.9 million CAD ($10.0 million USD). We expect to complete the acquisition in the fourth quarter of 2016. Upon completion of the acquisition, we expect to hold this parcel of land for future development in connection with our expansion plans.

Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2016 without triggering the tax protection provisions is approximately 90% of the initial built in gain of $667 million (unaudited), or $600 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of June 30, 2016, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2016, the tax protection provisions were triggered, we would not be liable for protection on the taxes related to the built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of June 30, 2016 and December 31, 2015 was $656.6 million and $479.2 million, respectively, based on the closing share price of DFT’s common stock of $47.54 and $31.79, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2016, OP unitholders redeemed a total of 1,261,900 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
On May 27, 2016, DFT redeemed 3,400,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. On June 9, 2016, DFT redeemed the remaining 4,000,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. Accordingly, during the three months ended June 30, 2016, DFT wrote-off the original issuance costs related to the Series A preferred shares totaling $6.4 million.
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
In 2016, DFT declared and paid the following cash dividend on its Series B Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.

•	$0.4765625 per share payable to stockholders of record as of July 1, 2016. This dividend was paid on July 15, 2016.
On June 9, 2016, DFT redeemed 2,650,000 shares of its Series B Preferred Stock for $66.3 million, plus accrued and unpaid dividends through the date of redemption, and wrote-off the original issuance costs related to the redeemed Series B preferred shares totaling $2.4 million.
On July 15, 2016, DFT redeemed the remaining 4,000,000 Series B Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. See Note 14.
Series C Preferred Stock
In May 2016, DFT issued an aggregate of 8,050,000 shares of 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, or Series C Preferred Stock, for $201.3 million in an underwritten public offering. The liquidation preference on the Series C Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series C Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2016, DFT declared the following cash dividend on its Series C Preferred Stock, of which the OP will pay an equivalent distribution on its preferred units:

•	$0.4094618 per share payable to stockholders of record as of August 1, 2016. This dividend will be paid on August 15, 2016.
Except in instances relating to preservation of our qualification as a REIT or in connection with our special optional redemption right discussed below, our Series C Preferred Stock is not redeemable prior to May 15, 2021. On and after May 15, 2021, we may, at our option, redeem our Series C Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.
Upon the occurrence of a change of control, we have a special optional redemption right that enables us to redeem the Series C Preferred Stock within 120 days after the first date on which a change of control has occurred resulting in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE MKT, or NASDAQ. For this special redemption right, the redemption price is $25 per share in cash, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date.
Upon the occurrence of a change of control that results in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE MKT, or NASDAQ, the holder will have the right (subject to our special optional redemption right to redeem the Series C Preferred Stock) to convert some or all of the Series C Preferred Stock into a number of shares of DFT's common stock equal to the lesser of (A) the quotient obtained by dividing (i) the sum of (x) $25, plus (y) an amount equal to any accrued and unpaid dividends, whether or not declared to, but not including, the date of conversion (unless the date of conversion is after a record date for a Series C Preferred Stock dividend payment and prior to the corresponding Series C Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this quotient), by (ii) the price of DFT's common stock, and (B) 1.1723 (the Share Cap), subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value.

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
In 2016, DFT declared and paid the following cash dividend per share on its common stock, of which the OP paid an equivalent distribution on OP units:

•	$0.47 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.

•	$0.47 per share payable to stockholders of record as of July 1, 2016. This dividend was paid on July 15, 2016.
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
As of June 30, 2016, 3,844,875 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 2,455,125.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	349,142	$28.02
Granted	136,395	31.21
Vested	(132,224)	26.00
Forfeited	(35,899)	30.42
Unvested balance at June 30, 2016	317,414	$29.96
During the six months ended June 30, 2016, we issued 136,395 shares of restricted stock, which had an aggregate value of $4.3 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the six months ended June 30, 2016, 132,224 shares of restricted stock vested at a value of $4.8 million on the respective vesting dates.
As of June 30, 2016, total unearned compensation on restricted stock was $7.1 million, and the weighted average vesting period was 1.3 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the six months ended June 30, 2016, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the six months ended June 30, 2016 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2015	1,230,212	$18.28
Granted	—	—
Exercised	(478,733)	22.12
Forfeited	—	—
Under option, June 30, 2016	751,479	$15.83

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Remaining Contractual Term
As of June 30, 2016	751,479	$—	4.2 years
The following table sets forth the number of unvested options as of June 30, 2016 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	38,771	$4.75
Granted	—	—
Vested	(38,771)	4.75
Forfeited	—	—
Unvested balance at June 30, 2016	—	$—
The following tables sets forth the number of exercisable options as of June 30, 2016 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2015	1,191,441	$5.41
Vested	38,771	4.75
Exercised	(478,733)	6.46
Options Exercisable at June 30, 2016	751,479	$4.71

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2016	751,479	$23.8	million	$15.83	4.2 years
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
For performance unit grants awarded in 2014, 2015 and 2016, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the six months ended June 30, 2016.

Assumption
Number of performance units granted	112,951
Expected volatility	24%
Expected annual dividend	5.98%
Risk-free rate	1.32%
Performance unit fair value at date of grant	$38.08
Total grant fair value at date of grant	$4.3 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$10.7 million

During the six months ended June 30, 2016, no performance units were forfeited. As of June 30, 2016, total unearned compensation on outstanding performance units was $4.9 million.

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

In connection with the departure of our former CEO in February 2015, 320,676 common shares were issued pursuant to the accelerated vesting of certain of his unvested performance units. $1.9 million was expensed during the first quarter of 2015 related to the accelerated vesting of these performance units.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding and net income attributable to common shares used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	74,370,577	65,030,132	70,661,406	65,266,766
Effect of dilutive securities	861,057	713,742	857,089	831,993
Weighted average common shares – diluted	75,231,634	65,743,874	71,518,495	66,098,759
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$37,299	$19,668	$61,707	$35,471
Net income allocated to unvested restricted shares	(157)	(146)	(312)	(293)
Net income attributable to common shares, adjusted	37,142	19,522	61,395	35,178
Weighted average common shares – basic	74,370,577	65,030,132	70,661,406	65,266,766
Earnings per common share – basic	$0.50	$0.30	$0.87	$0.54
Calculation of Earnings per Share – Diluted
Net income attributable to common shares, adjusted	$37,142	$19,522	$61,395	$35,178
Weighted average common shares – diluted	75,231,634	65,743,874	71,518,495	66,098,759
Earnings per common share – diluted	$0.49	$0.30	$0.86	$0.53
The following table sets forth the number of performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding and net income attributable to common units used in the computation of earnings per unit (in thousands except for unit and per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	88,977,907	80,449,369	85,483,976	80,686,500
Effect of dilutive securities	861,057	713,742	857,089	831,993
Weighted average common units – diluted	89,838,964	81,163,111	86,341,065	81,518,493
Calculation of Earnings per Unit – Basic
Net income attributable to common units	$44,766	$24,330	$74,652	$43,852
Net income allocated to unvested restricted units	(159)	(146)	(312)	(293)
Net income attributable to common units, adjusted	44,607	24,184	74,340	43,559
Weighted average common units – basic	88,977,907	80,449,369	85,483,976	80,686,500
Earnings per common unit – basic	$0.50	$0.30	$0.87	$0.54
Calculation of Earnings per Unit – Diluted
Net income attributable to common units, adjusted	$44,607	$24,184	$74,340	$43,559
Weighted average common units – diluted	89,838,964	81,163,111	86,341,065	81,518,493
Earnings per common unit – diluted	$0.49	$0.30	$0.86	$0.53
The following table sets forth the amount of performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Performance Units	0.1	0.1	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2016:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,212.0 million with a fair value of $1,246.6 million based on Level 2 and Level 3 data. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The ACC3 Loan and the Unsecured Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally on a senior unsecured basis by DFT and certain of our subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the "Subsidiary Guarantors"), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data center facilities, the ACC8, ACC10, ACC11 and CH3 land and the TRS (collectively, the "Subsidiary Non-Guarantors"). The following consolidating financial information sets forth the financial position as of June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	June 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$80,674	$15,930	$—	$96,604
Buildings and improvements	—	2,331,455	486,812	—	2,818,267
	—	2,412,129	502,742	—	2,914,871
Less: accumulated depreciation	—	(563,739)	(45,383)	—	(609,122)
Net income producing property	—	1,848,390	457,359	—	2,305,749
Construction in progress and land held for development	—	20,331	238,961	—	259,292
Net real estate	—	1,868,721	696,320	—	2,565,041
Cash and cash equivalents	266,861	—	5,960	—	272,821
Rents and other receivables	1,407	4,823	3,227	—	9,457
Deferred rent	—	114,917	9,089	—	124,006
Lease contracts above market value, net	—	5,583	—	—	5,583
Deferred costs, net	2,604	13,222	8,268	—	24,094
Investment in affiliates	2,534,801	—	—	(2,534,801)	—
Prepaid expenses and other assets	4,091	31,031	2,644	—	37,766
Total assets	$2,809,764	$2,038,297	$725,508	$(2,534,801)	$3,038,768

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	113,017	—	113,017
Unsecured term loan	249,290	—	—	—	249,290
Unsecured notes payable	836,142	—	—	—	836,142
Accounts payable and accrued liabilities	5,160	20,494	7,402	—	33,056
Construction costs payable	144	7,500	19,270	—	26,914
Accrued interest payable	11,804	—	206	—	12,010
Distribution payable	45,238	—	—	—	45,238
Lease contracts below market value, net	—	3,464	—	—	3,464
Prepaid rents and other liabilities	69	50,342	7,309	—	57,720
Total liabilities	1,147,847	81,800	147,204	—	1,376,851
Redeemable partnership units	656,606	—	—	—	656,606
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, none issued and outstanding at June 30, 2016	—	—	—	—	—
Series B cumulative redeemable perpetual preferred units, 4,000,000 issued and outstanding at June 30, 2016	100,000	—	—	—	100,000
Series C cumulative redeemable perpetual preferred stock, 8,050,000 issued and outstanding at June 30, 2016	201,250	—	—	—	201,250
Common units, 74,885,800 issued and outstanding at June 30, 2016	697,888	1,956,497	578,304	(2,534,801)	697,888
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2016	6,173	—	—	—	6,173
Total partners’ capital	1,005,311	1,956,497	578,304	(2,534,801)	1,005,311
Total liabilities & partners’ capital	$2,809,764	$2,038,297	$725,508	$(2,534,801)	$3,038,768

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,016	337,920	—	2,736,936
	—	2,483,274	347,865	—	2,831,139
Less: accumulated depreciation	—	(522,096)	(38,741)	—	(560,837)
Net income producing property	—	1,961,178	309,124	—	2,270,302
Construction in progress and land held for development	—	25,545	275,394	—	300,939
Net real estate	—	1,986,723	584,518	—	2,571,241
Cash and cash equivalents	21,697	—	5,318	—	27,015
Rents and other receivables	1,391	7,563	634	—	9,588
Deferred rent	—	122,830	6,111	—	128,941
Lease contracts above market value, net	—	6,029	—	—	6,029
Deferred costs, net	3,236	14,250	6,288	—	23,774
Investment in affiliates	2,546,465	—	—	(2,546,465)	—
Prepaid expenses and other assets	3,025	39,642	2,022	—	44,689
Total assets	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	114,075	—	114,075
Unsecured term loan	249,172	—	—	—	249,172
Unsecured notes payable	834,963	—	—	—	834,963
Accounts payable and accrued liabilities	4,516	23,615	4,170	—	32,301
Construction costs payable	43	293	21,707	—	22,043
Accrued interest payable	11,815	—	6	—	11,821
Distribution payable	43,906	—	—	—	43,906
Lease contracts below market value, net	—	4,132	—	—	4,132
Prepaid rents and other liabilities	12	62,630	4,835	—	67,477
Total liabilities	1,144,427	90,670	144,793	—	1,379,890
Redeemable partnership units	479,189	—	—	—	479,189
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015	166,250	—	—	—	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015	594,927	2,086,367	460,098	(2,546,465)	594,927
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2015	6,021	—	—	—	6,021
Total partners’ capital	952,198	2,086,367	460,098	(2,546,465)	952,198
Total liabilities & partners’ capital	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,538	$67,562	$15,825	$(4,563)	$83,362
Recoveries from tenants	—	35,809	5,886	—	41,695
Other revenues	—	412	3,090	(21)	3,481
Total revenues	4,538	103,783	24,801	(4,584)	128,538
Expenses:
Property operating costs	—	36,130	6,362	(4,559)	37,933
Real estate taxes and insurance	—	4,905	935	—	5,840
Depreciation and amortization	12	22,301	4,010	—	26,323
General and administrative	5,011	28	235	—	5,274
Other expenses	865	(117)	2,470	(25)	3,193
Total expenses	5,888	63,247	14,012	(4,584)	78,563
Operating (loss) income	(1,350)	40,536	10,789	—	49,975
Interest:
Expense incurred	(13,916)	123	2,230	—	(11,563)
Amortization of deferred financing costs	(958)	6	33	—	(919)
Gain on sale of real estate	21,874	—	1,190	—	23,064
Equity in earnings	54,907	—	—	(54,907)	—
Net income (loss)	60,557	40,665	14,242	(54,907)	60,557
Preferred unit distributions	(6,964)	—	—	—	(6,964)
Issuance costs associated with redeemed preferred units	(8,827)	—	—	—	(8,827)
Net income (loss) attributable to common units	$44,766	$40,665	$14,242	$(54,907)	$44,766

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,615	$66,377	$6,362	$(4,652)	$72,702
Recoveries from tenants	—	31,986	2,496	—	34,482
Other revenues	—	438	6,250	(46)	6,642
Total revenues	4,615	98,801	15,108	(4,698)	113,826
Expenses:
Property operating costs	—	30,928	3,392	(4,660)	29,660
Real estate taxes and insurance	—	6,774	289	—	7,063
Depreciation and amortization	11	24,159	2,015	—	26,185
General and administrative	4,142	29	297	—	4,468
Other expenses	5	—	5,585	(38)	5,552
Total expenses	4,158	61,890	11,578	(4,698)	72,928
Operating income	457	36,911	3,530	—	40,898
Interest:
Expense incurred	(11,553)	346	2,144	—	(9,063)
Amortization of deferred financing costs	(800)	26	80	—	(694)
Equity in earnings	43,037	—	—	(43,037)	—
Net income (loss)	31,141	37,283	5,754	(43,037)	31,141
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$24,330	$37,283	$5,754	$(43,037)	$24,330

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$8,940	$136,928	$29,029	$(9,002)	$165,895
Recoveries from tenants	—	70,184	10,205	—	80,389
Other revenues	—	876	5,572	(45)	6,403
Total revenues	8,940	207,988	44,806	(9,047)	252,687
Expenses:
Property operating costs	—	71,735	11,138	(8,985)	73,888
Real estate taxes and insurance	—	9,601	1,555	—	11,156
Depreciation and amortization	27	44,787	7,352	—	52,166
General and administrative	10,444	37	368	—	10,849
Other expenses	971	22	4,611	(62)	5,542
Total expenses	11,442	126,182	25,024	(9,047)	153,601
Operating (loss) income	(2,502)	81,806	19,782	—	99,086
Interest:
Expense incurred	(28,090)	123	4,835	—	(23,132)
Amortization of deferred financing costs	(1,911)	6	141	—	(1,764)
Gain on sale of real estate	21,874	—	1,190	—	23,064
Equity in earnings	107,883	—	—	(107,883)	—
Net income (loss)	97,254	81,935	25,948	(107,883)	97,254
Preferred unit distributions	(13,775)	—	—	—	(13,775)
Issuance costs associated with redeemed preferred units	(8,827)	—	—	—	(8,827)
Net income (loss) attributable to common units	$74,652	$81,935	$25,948	$(107,883)	$74,652

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$9,121	$132,661	$11,689	$(9,196)	$144,275
Recoveries from tenants	—	62,810	4,977	—	67,787
Other revenues	—	864	8,277	(63)	9,078
Total revenues	9,121	196,335	24,943	(9,259)	221,140
Expenses:
Property operating costs	—	63,335	7,002	(9,184)	61,153
Real estate taxes and insurance	—	10,441	598	—	11,039
Depreciation and amortization	22	47,165	4,025	—	51,212
General and administrative	8,355	44	412	—	8,811
Other expenses	5,596	—	7,284	(75)	12,805
Total expenses	13,973	120,985	19,321	(9,259)	145,020
Operating (loss) income	(4,852)	75,350	5,622	—	76,120
Interest:
Expense incurred	(22,156)	1,327	3,519	—	(17,310)
Amortization of deferred financing costs	(1,565)	107	122	—	(1,336)
Equity in earnings	86,047	—	—	(86,047)	—
Net income (loss)	57,474	76,784	9,263	(86,047)	57,474
Preferred unit distributions	(13,622)	—	—	—	(13,622)
Net income (loss) attributable to common units	$43,852	$76,784	$9,263	$(86,047)	$43,852

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(30,954)	$120,759	$34,636	$—	$124,441
Cash flow from investing activities
Proceeds from the sale of real estate	—	120,086	3,459	—	123,545
Investments in real estate – development	(452)	(43)	(101,372)	—	(101,867)
Land acquisition costs – related party	—	—	(20,168)	—	(20,168)
Investments in affiliates	146,000	(237,391)	91,391	—	—
Interest capitalized for real estate under development	(2)	(123)	(5,993)	—	(6,118)
Improvements to real estate	—	(3,098)	—	—	(3,098)
Additions to non real estate property	(200)	(190)	(36)	—	(426)
Net cash provided by (used in) investing activities	145,346	(120,759)	(32,719)	—	(8,132)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Repayments	(60,000)	—	—	—	(60,000)
Mortgage notes payable:
Repayments	—	—	(1,250)	—	(1,250)
Payments of financing costs	(71)	—	(25)	—	(96)
Issuance of common units, net of offering costs	275,720	—	—	—	275,720
Issuance of preferred units, net of offering costs	194,502	—	—	—	194,502
Redemption of preferred units	(251,250)	—	—	—	(251,250)
Equity compensation proceeds	8,285	—	—	—	8,285
Distributions	(96,414)	—	—	—	(96,414)
Net cash provided by (used in) financing activities	130,772	—	(1,275)	—	129,497
Net increase in cash and cash equivalents	245,164	—	642	—	245,806
Cash and cash equivalents, beginning	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending	$266,861	$—	$5,960	$—	$272,821

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(27,409)	$140,834	$14,060	$—	$127,485
Cash flow from investing activities
Investments in real estate – development	(297)	(7,784)	(98,266)	—	(106,347)
Investments in affiliates	39,280	(130,008)	90,728	—	—
Interest capitalized for real estate under development	(13)	(1,327)	(4,517)	—	(5,857)
Improvements to real estate	—	(1,190)	(58)	—	(1,248)
Additions to non real estate property	(5)	(525)	(38)	—	(568)
Net cash provided by (used in) investing activities	38,965	(140,834)	(12,151)	—	(114,020)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(3,923)	—	(25)	—	(3,948)
Equity compensation payments	(7,544)	—	—	—	(7,544)
Stock repurchases	(31,912)	—	—	—	(31,912)
Distributions	(81,784)	—	—	—	(81,784)
Net cash provided by (used in) financing activities	62,849	—	(25)	—	62,824
Net increase in cash and cash equivalents	74,405	—	1,884	—	76,289
Cash and cash equivalents, beginning	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending	$96,211	$—	$5,458	$—	$101,669

14. Subsequent Events
On July 15, 2016, DFT redeemed the remaining 4,000,000 shares of its Series B Preferred Stock at a redemption price of $25 share, plus accrued and unpaid dividends through the date of redemption. DFT will recognize a $3.7 million charge in the third quarter of 2016 representing the write-off of original issuance costs related to the redemption of the remaining Series B Preferred Stock.
On July 25, 2016, we amended and restated our Unsecured Credit Facility and Unsecured Term Loan. The Unsecured Credit facility now matures on July 25, 2020, and the Unsecured Term Loan now matures on January 21, 2022. In connection with this amendment and restatement, we estimate that we will record a loss on early extinguishment of debt of approximately $1.2 million in the third quarter of 2016.

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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc., or DFT, was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2016, owned 84.5% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 11 data centers have a total of 3.2 million gross square feet and 278 megawatts of power available to our customers to operate their servers and computing equipment.

Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of July 1, 2016:

•	We had 32 customers with 120 different lease expirations, with only 1.9% of these expirations occurring through the end of 2017 as measured by annualized base rent;

•	The weighted average remaining term of our commenced leases was 5.7 years; and

•	We served five of the Fortune 25 and 20 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. In June 2016, we completed the sale of our NJ1 data center, which was located in the metropolitan New York City area. As of June 30, 2016, we owned the following properties:

•	11 operating data centers facilities;

•	Five phases of data center facilities currently under development;

•	One data center facility with phases that are available for future development; and

•	Four parcels of land held for future development of data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. Initially, we plan to target the two markets of Toronto, Canada and Portland, Oregon. In July 2016, we completed the purchase of a 46.7 acre parcel of land in the Portland market, and we have entered into an agreement to purchase a parcel of land in the Toronto market. The purchase agreement for the parcel in the Toronto market is subject to completion of our due diligence review and customary closing conditions.

The following table presents a summary of our operating properties as of July 1, 2016:
Operating Properties
As of July 1, 2016

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 Phases I-II	Ashburn, VA	2014-2015	224,000	118,000	100%	100%	21.9	100%	100%
ACC7 Phase III	Ashburn, VA	2016	126,000	68,000	100%	100%	11.5	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2 Phase I	Elk Grove Village, IL	2015	94,000	45,000	100%	100%	8.0	100%	100%
CH2 Phase III (6)	Elk Grove Village, IL	2016	151,000	71,000	87%	87%	11.3	89%	89%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			3,129,000	1,554,000	99%	99%	271.4	99%	99%
Completed, not Stabilized
CH2 Phase II	Elk Grove Village, IL	2016	74,000	35,000	76%	76%	6.3	77%	77%
Subtotal – not stabilized			74,000	35,000	76%	76%	6.3	77%	77%
Total Operating Properties			3,203,000	1,589,000	98%	98%	277.7	98%	98%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of July 1, 2016 represent $360 million of base rent on a GAAP basis and $366 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under GAAP.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (One MW is equal to 1,000 kW).

(6)	As of July 28, 2016, CH2 Phase III was 100% leased and commenced on both a CRSF and critical load basis.

Lease Expirations
As of July 1, 2016
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2016. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2016	—	—	—%	—	—%	—%
2017	4	33	2.1%	5,146	1.9%	1.9%
2018	20	177	11.3%	33,448	12.2%	12.7%
2019	25	316	20.3%	56,104	20.5%	22.2%
2020	15	182	11.7%	31,754	11.6%	11.8%
2021	16	284	18.2%	50,092	18.3%	17.5%
2022	10	140	9.0%	24,509	9.0%	9.0%
2023	8	92	5.9%	13,305	4.9%	4.3%
2024	8	112	7.2%	19,279	7.1%	7.4%
2025	4	47	3.0%	7,750	2.8%	3.5%
After 2025	10	177	11.3%	31,958	11.7%	9.7%
Total	120	1,560	100%	273,345	100%	100%

(1)	Represents 32 customers with 120 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2016.

Top 15 Customers
As of July 1, 2016

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of July 1, 2016:

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	9	3	6.8	24.9%
2	Facebook	4	1	4.4	20.5%
3	Fortune 25 Investment Grade Rated Company	3	3	4.5	11.2%
4	Rackspace	3	2	9.1	9.1%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.8	7.8%
6	Yahoo! (2)	1	1	1.8	6.2%
7	Server Central	1	1	5.1	2.5%
8	Fortune 50 Investment Grade Rated Company	2	1	4.0	2.0%
9	Dropbox	1	1	2.5	1.6%
10	IAC	1	1	2.8	1.6%
11	Symantec	2	1	3.0	1.4%
12	UBS	1	1	9.0	1.0%
13	Anexio	3	1	7.5	1.0%
14	Sanofi Aventis	2	1	5.0	0.9%
15	GoDaddy	1	1	10.2	0.7%
Total					92.4%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2016.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

Same Store Analysis
As of June 30, 2016
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and six months ended June 30, 2016. Same store properties represent those properties placed into service on or before January 1, 2015 and owned by the company as of June 30, 2016, which, as of June 30, 2016, include all of our operating properties except CH2, due to its first phase being placed into service in July 2015 and NJ1, due to it being sold in June 2016. Accordingly, same store properties represented 252.1 MW, or 95%, of the 266.4 MW of operating properties in service as of June 30, 2016. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2015, were owned by the company as of June 30, 2016 and have less than 10% of additional critical load developed after January 1, 2015. Accordingly, our same store, same capital properties include all of our operating properties with the exception of CH2 and NJ1, for the reasons described above, ACC7, due to Phase II of this facility being placed into service in December 2015 and Phase III of this facility being placed in to service in June 2016, each of which increased the critical load of ACC7 by over 10%, and SC1, due to phase IIB of this facility being placed into service in May 2015, which increased the critical load at SC1 by over 10%. Same store, same capital properties represented 182.1 MW, or 68%, of the 266.4 MW of operating properties in service as of June 30, 2016.

Same Store Properties	Three Months Ended					Six Months Ended
	30-Jun-16	30-Jun-15	% Change	31-Mar-16	% Change	30-Jun-16	30-Jun-15	% Change
Revenue:
Base rent	$76,929	$70,141	9.7%	$76,848	0.1%	$153,777	$139,076	10.6%
Recoveries from tenants	39,215	32,452	20.8%	35,707	9.8%	74,922	63,044	18.8%
Other revenues	435	377	15.4%	419	3.8%	854	740	15.4%
Total revenues	116,579	102,970	13.2%	112,974	3.2%	229,553	202,860	13.2%

Expenses:
Property operating costs	35,022	27,568	27.0%	32,784	6.8%	67,806	55,949	21.2%
Real estate taxes and insurance	4,677	6,162	(24.1)%	4,086	14.5%	8,763	9,239	(5.2)%
Other expenses	(50)	27	N/M	107	N/M	57	40	42.5%
Total expenses	39,649	33,757	17.5%	36,977	7.2%	76,626	65,228	17.5%

Net operating income (1)	76,930	69,213	11.1%	75,997	1.2%	152,927	137,632	11.1%

Straight-line revenues, net of reserve	1,338	2,702	N/M	(1,793)	N/M	(455)	5,791	N/M
Amortization of lease contracts above and below market value	(106)	414	N/M	(116)	(8.6)%	(222)	(178)	24.7%

Cash net operating income (1)	$78,162	$72,329	8.1%	$74,088	5.5%	$152,250	$143,245	6.3%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2015 and excludes CH2. NJ1 is also excluded since it was sold in June 2016.

Same Store, Same Capital Properties	Three Months Ended					Six Months Ended
	30-Jun-16	30-Jun-15	% Change	31-Mar-16	% Change	30-Jun-16	30-Jun-15	% Change
Revenue:
Base rent	$59,518	$58,475	1.8%	$60,247	(1.2)%	$119,765	$118,571	1.0%
Recoveries from tenants	27,163	24,308	11.7%	25,253	7.6%	52,416	49,257	6.4%
Other revenues	360	338	6.5%	352	2.3%	712	664	7.2%
Total revenues	87,041	83,121	4.7%	85,852	1.4%	172,893	168,492	2.6%

Expenses:
Property operating costs	24,303	21,211	14.6%	23,373	4.0%	47,676	43,683	9.1%
Real estate taxes and insurance	2,995	2,468	21.4%	2,439	22.8%	5,434	4,480	21.3%
Other expenses	(68)	10	N/M	103	N/M	35	20	75.0%
Total expenses	27,230	23,689	14.9%	25,915	5.1%	53,145	48,183	10.3%

Net operating income (1)	59,811	59,432	0.6%	59,937	(0.2)%	119,748	120,309	(0.5)%

Straight-line revenues, net of reserve	3,538	4,632	(23.6)%	1,332	N/M	4,870	8,474	(42.5)%
Amortization of lease contracts above and below market value	(106)	414	N/M	(116)	(8.6)%	(222)	(178)	24.7%

Cash net operating income (1)	$63,243	$64,478	(1.9)%	$61,153	3.4%	$124,396	$128,605	(3.3)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2015 and have less than 10% of additional critical load developed after January 1, 2015. Excludes CH2, SC1 and ACC7. NJ1 is also excluded since it was sold in June 2016.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-16	30-Jun-15	% Change	31-Mar-16	% Change	30-Jun-16	30-Jun-15	% Change
Operating income	$49,975	$40,898	22.2%	$49,111	1.8%	$99,086	$76,120	30.2%

Add-back: non-same store operating loss	2,315	4,135	(44.0)%	2,625	(11.8)%	4,940	14,275	(65.4)%

Same Store:
Operating income	52,290	45,033	16.1%	51,736	1.1%	104,026	90,395	15.1%

Depreciation and amortization	24,640	24,180	1.9%	24,261	1.6%	48,901	47,237	3.5%

Net operating income	76,930	69,213	11.1%	75,997	1.2%	152,927	137,632	11.1%

Straight-line revenues, net of reserve	1,338	2,702	N/M	(1,793)	N/M	(455)	5,791	N/M
Amortization of lease contracts above and below market value	(106)	414	N/M	(116)	(8.6)%	(222)	(178)	24.7%

Cash net operating income	$78,162	$72,329	8.1%	$74,088	5.5%	$152,250	$143,245	6.3%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-16	30-Jun-15	% Change	31-Mar-16	% Change	30-Jun-16	30-Jun-15	% Change
Operating income	$49,975	$40,898	22.2%	$49,111	1.8%	$99,086	$76,120	30.2%

Less: non-same store operating (income) loss	(9,153)	(1,317)	N/M	(8,100)	13.0%	(17,253)	4,935	N/M

Same Store:
Operating income	40,822	39,581	3.1%	41,011	(0.5)%	81,833	81,055	1.0%

Depreciation and amortization	18,989	19,851	(4.3)%	18,926	0.3%	37,915	39,254	(3.4)%

Net operating income	59,811	59,432	0.6%	59,937	(0.2)%	119,748	120,309	(0.5)%

Straight-line revenues, net of reserve	3,538	4,632	(23.6)%	1,332	N/M	4,870	8,474	(42.5)%
Amortization of lease contracts above and below market value	(106)	414	N/M	(116)	(8.6)%	(222)	(178)	24.7%

Cash net operating income	$63,243	$64,478	(1.9)%	$61,153	3.4%	$124,396	$128,605	(3.3)%
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

Development Projects
As of June 30, 2016
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase IV	Ashburn, VA	96,000	52,000	8.2	$73,000 - $78,000	61,336	41%	49%
ACC9 Phase I	Ashburn, VA	163,000	90,000	14.4	135,000 - 141,000	10,411	—%	—%
CH2 Phase III (6)	Elk Grove Village, IL	151,000	71,000	11.3	130,000 - 131,000	130,354	87%	89%
CH2 Phase IV	Elk Grove Village, IL	9,000	9,000	1.2	7,400 - 8,400	319	—%	—%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	160,000 - 165,000	20,331	100%	100%
		530,000	286,000	51.1	505,400 - 523,400	222,751

Future Development Projects/Phases
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	53,000 - 57,000	10,071
		163,000	90,000	14.4	53,000 - 57,000	10,071
Land Held for Development (7)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,244
ACC10	Ashburn, VA	270,000	130,000	24.0		7,940
ACC11	Ashburn, VA	150,000	80,000	16.0		4,774
CH3	Elk Grove Village, IL	305,000	160,000	25.6		9,512
		825,000	420,000	76.0		26,470
Total		1,518,000	796,000	141.5		$259,292

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

(5)
Amount capitalized as of June 30, 2016. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	CH2 Phase III was placed into service on July 1, 2016 and was 100% leased and commenced on both a CRSF and critical load basis as July 28, 2016.

(7)	Amounts listed for gross building area, CRSF and critical load are current estimates.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of critical power capacity that is made available to customers, rather than the amount of space that they occupy. During the six months ended June 30, 2016, we executed 11 leases totaling 45.63 MW of critical load and 233,343 CRSF of space with a weighted average lease term of 12.7 years. These leases are expected to generate approximately $57.8 million of annualized GAAP base rent revenue, which is equivalent to a GAAP rate of $106 per kW per month. Including estimated amounts of operating expense recoveries for those leases that are structured as triple-net leases, these leases are expected to generate approximately $73.2 million of annualized revenue before recovery of metered power, which results in a rate of $134 per kW per month. These leases included the following:

•	Three leases at ACC7 Phase III comprising 11.52 MW of critical load and 68,408 CRSF,

•	Two pre-leases at ACC7 Phase IV comprising 4.00 MW of critical load and 21,363 CRSF,

•	One lease at CH2 Phase I comprising 0.58 MW, which was an increase in power related to an existing lease,

•	Two leases at CH2 Phase II comprising 3.42 MW of critical load and 17,830 CRSF,

•	Two pre-leases at CH2 Phase III comprising 10.11 MW of critical load and 61,742 CRSF, and

•	One pre-lease at SC1 Phase III comprising the entire 16.00 MW of critical load and 64,000 CRSF of this facility.
During the six months ended June 30, 2016, we also extended the terms of five leases totaling 3.26 MW and 24,043 CRSF by a weighted average term of 2.8 years. The lease terms that we extended were as follows:

•	One extension was at ACC5 comprising 1.14 MW of critical load and 5,400 CRSF.

•	One extension was at ACC6 comprising 0.54 MW of critical load and 2,517 CRSF.

•	One extension was at NJ1 comprising 0.28 MW of critical load and 1,385 CRSF.

•	Two extensions were at VA3 comprising 1.30 MW of critical load and 14,741 CRSF.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which the customer's reimbursement for operating expenses is fixed with annual escalators, excluding increases to certain uncontrollable expenses. We believe the rental rates for full service leases will cover these operating expenses and will provide us with an adequate return on our investment. During the three months ended June 30, 2016, we executed our first agreement under a full service structure. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs often are included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of July 1, 2016, our weighted average remaining lease term for commenced leases was approximately 5.7 years.

Available Data Center Inventory and Current Development Projects
As of July 28, 2016, our operating portfolio was 99% leased and commenced as measured by CRSF and critical load. We have also pre-leased 20.0 MW of available critical load, which will result in additional revenue for us as those leases commence over the next year. The opportunity for further revenue growth in the near term primarily depends on our ability to lease the vacant space in our operating portfolio and the space under development.
We have three data center facilities currently under development with a total 19.8 MW of available critical load that has not been pre-leased, as follows:

•	ACC7 Phase IV - 4.2 MW of available critical load, with completion expected in the fourth quarter of 2016;

•	CH2 Phase IV - 1.2 MW of available critical load, with completion expected in the fourth quarter of 2016; and

•	ACC9 Phase I - 14.4 MW of available critical load, with completion expected in the second quarter of 2017;
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
We take into account various factors when negotiating the terms of our leases, which can vary among leases, including the following factors: the customer’s strategic importance, growth prospects and credit quality, the length of the lease term, the amount of power leased and competitive market conditions. To determine credit quality, if a prospective customer is a publicly held entity, we evaluate its publicly filed financial statements. If a prospective customer is a privately held entity, we request audited financial statements from the customer if they exist, and unaudited financial statements if audited financial statements do not exist. We also consider any relevant news, market or industry data related to a prospective or existing customer. Furthermore, we also evaluate an existing customer's payment history with us.
In each of our operating properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. Although rental rates have appeared to stabilize recently, our primary competitors are present in each of the markets in which we operate, resulting in significant competition in each of those markets. It is unclear to what extent this competition will adversely impact the rental rates in future periods, and, in turn, the rates of return of our investments. If the current market conditions were to continue through the terms of our existing leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets by approximately 7.6%, on average. Because the terms of the leases in our portfolio expire over a weighted average period of 5.7 years as of June 30, 2016, we cannot predict how the applicable base rents will compare to the market rates at the time that the terms of our leases expire. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at our operating properties would be impacted negatively.
For the five lease term extensions executed during the six months ended June 30, 2016, which comprises 3.26 MW and 24,043 CRSF, GAAP base rent was 5.7% higher than GAAP base rent prior to the extension. Compared to the cash base rental rate in effect when this extension was executed, cash base rent was 2.9% higher upon commencement of the renewal lease term.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS generally charges customers for these services on a cost-plus basis. Because revenue generated by the TRS varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. However, we routinely assess the liquidity needs of the TRS in determining whether to distribute excess funds to the Company.

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2016, owned 84.5% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating Revenue. Operating revenue for the three months ended June 30, 2016 was $128.5 million. This includes base rent of $83.4 million, tenant recoveries of $41.7 million and other revenue of $3.4 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $113.8 million for the three months ended June 30, 2015. The increase of $14.7 million, or 12.9%, was primarily due to increased revenue from placing SC1 Phase IIB, CH2 Phases I-II, and ACC7 Phases II-III into service and the 2015 write-off of the above/below market leases related to a former customer in bankruptcy; partially offset by the sale of NJ1 in June 2016 and a decrease in other income due to a decrease in a la carte projects for our customers performed by the TRS.
Operating Expenses. Operating expenses for the three months ended June 30, 2016 were $78.6 million, compared to $72.9 million for the three months ended June 30, 2015. The increase of $5.7 million, or 7.8%, was primarily due to increased operating costs from placing SC1 Phase IIB, CH2 Phases I-II, and ACC7 Phases II-III into service and a $0.8 million increase in general and administrative expenses driven by higher company headcount; partially offset by $1.2 million decrease in real estate taxes and insurance, the sale of NJ1 in June 2016 and a decrease in other expenses due to a decrease in a la carte projects for our customers performed by the TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2016 was $12.5 million compared to interest expense of $9.8 million for the three months ended June 30, 2015. Total interest incurred for the three months ended June 30, 2016 was $15.6 million, of which $3.1 million was capitalized, as compared to $13.0 million for the corresponding period in 2015, of which $3.2 million was capitalized. The increase in total interest incurred was primarily due to increased borrowings to fund the development of data centers and higher rates due to the completion of the offering of the Unsecured Notes due 2023 in June 2015 and an increase in LIBOR based interest rates.
Gain on Sale of Real Estate. Gain on sale of real estate was $23.1 million for the three months ended June 30, 2016, compared to none for the three months ended June 30, 2015. The increase of $23.1 million was due to the gain recognized on the sale of NJ1in June 2016. NJ1 had an impairment loss in the fourth quarter of 2015 when DFT made the decision to sell the data center.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $7.5 million for the three months ended June 30, 2016, compared to $4.7 million for the three months ended June 30, 2015. The increase of $2.8 million was primarily due to an increase in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2016 was $37.3 million compared to $19.7 million for the three months ended June 30, 2015. The increase of $17.6 million was primarily due to the gain on the sale of NJ1 and higher revenue, partially offset by higher interest expense and higher operating expenses, each described above, and the write off of offering costs of $8.8 million from the redemption of all of the outstanding shares of our Series A preferred stock and the redemption of a portion of the outstanding shares of our Series B preferred stock.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating Revenue. Operating revenue for the six months ended June 30, 2016 was $252.7 million. This includes base rent of $165.9 million, tenant recoveries of $80.4 million and other revenue of $6.4 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $221.1 million for the six months ended June 30, 2015. The increase of $31.6 million, or 14.3%, was primarily due to increased revenue from placing SC1 Phase IIB, CH2 Phases I-II, and ACC7 Phases II-III into service and the 2015 write-off of the above/below market leases related to a former customer in bankruptcy, partially offset by the sale of NJ1 and a decrease in other income due to a decrease in a la carte projects for our customers performed by the TRS.
Operating Expenses. Operating expenses for the six months ended June 30, 2016 were $153.6 million, compared to $145.0 million for the six months ended June 30, 2015. The increase of $8.6 million, or 5.9%, was primarily due to increased operating costs from placing SC1 Phase IIB, CH2 Phases I-II, and ACC7 Phases II-III into service and a $2.0 million increase in general and administrative expenses driven by a higher company headcount, partially offset by a decrease in other expenses due to a charge of $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer, the sale of NJ1 and a decrease in other expenses due to a decrease in a la carte projects for our customers performed by the TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the six months ended June 30, 2016 was $24.9 million compared to interest expense of $18.6 million for the six months ended June 30, 2015. Total interest incurred for the six months ended June 30, 2016 was $31.4 million, of which $6.5 million was capitalized, as compared to $24.9 million for the corresponding period in 2015, of which $6.3 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers and higher rates due to the completion of the offering of the Unsecured Notes due 2023 in June 2015 and an increase in LIBOR based interest rates.
Gain on Sale of Real Estate. Gain on sale of real estate was $23.1 million for the six months ended June 30, 2016, compared to none for the six months ended June 30, 2015. The increase of $23.1 million was due to the gain recognized on the sale of NJ1. NJ1 had an impairment loss in the fourth quarter of 2015 when DFT made the decision to sell the data center.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $12.9 million for the six months ended June 30, 2016, compared to $8.4 million for the six months ended June 30, 2015. The increase of $4.5 million was primarily due to an increase in net income.

Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2016 was $61.7 million compared to $35.5 million for the six months ended June 30, 2015. The increase of $26.2 million was primarily due to the gain on the sale of NJ1 and higher revenue, partially offset by higher interest expense and higher operating expenses, each described above, and the write off of $8.8 million offering costs from the redemption of all of the outstanding shares of our Series A preferred stock and the redemption of a portion of the outstanding shares of our Series B preferred stock.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2016 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net cash provided by operating activities decreased by $3.1 million, or 2.4%, to $124.4 million for the six months ended June 30, 2016, as compared to $127.5 million for the corresponding period in 2015. The decrease was due to an increase in working capital including a smaller increase in accounts payable and accrued liabilities and a decrease in prepaid rent and other liabilities; partially offset by an increase in prepaid expenses and other assets.
Net cash used in investing activities decreased by $105.9 million to $8.1 million for the six months ended June 30, 2016 compared to $114.0 million for the corresponding period in 2015. The decrease is due to $123.5 million in net proceeds received from the sale of NJ1 and a decline of $4.5 million in expenditures for projects under development. During the six months ended June 30, 2016, cash used for development was primarily for the construction of CH2 Phases II-IV, ACC7 Phases III-IV, ACC9 Phase I and SC1 Phase III. During the six months ended June 30, 2015, cash used for development was primarily for the construction of CH2 Phase I, ACC7 Phase II and SC1 Phase IIB. Partially offsetting the decline in net cash used in investing activities was $20.2 million of cash used to purchase two parcels of undeveloped land in Ashburn, Virginia, in 2016 which we are using for the current development of our ACC9 data center facility, the future development of a data center to be known as ACC10 and the future development of either a powered base shell or build-to-suit data center to be known as ACC11 and a $1.9 million increase in improvements to real estate due to costs incurred at ACC2 to prepare the space for its new customer.
Net cash provided by financing activities was $129.5 million for the six months ended June 30, 2016 compared to $62.8 million in the corresponding period in 2015. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of $275.7 million in net proceeds from the issuance of common stock, $194.5 million in net proceeds from the issuance of Series C preferred stock and $10.6 million in proceeds from stock option exercises; partially offset by $251.3 million from the redemption of all of the outstanding shares of our Series A preferred stock and the redemption of a portion of the outstanding shares of our Series B preferred stock, $96.4 million paid for dividends and distributions and $2.3 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover the withholding obligations upon the vesting of equity-based awards. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $248.0 million in proceeds from the issuance of our Unsecured Notes due 2023 in June 2015, and $120.0 million of advances under our Unsecured Credit Facility, partially offset by $180.0 million in repayments of on our Unsecured Credit Facility, $81.8 million paid for dividends and distributions, $31.9 million in repurchases of our common stock, $7.6 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover these withholding obligations upon the vesting of equity-based awards and $3.9 million in financing costs paid in connection with the issuance of the Unsecured Notes due 2023.

Market Capitalization
The following table sets forth our total market capitalization as of June 30, 2016:
Capital Structure as of June 30, 2016
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				113,750
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,213,750	21.1%
Common Shares	85%	75,548
Operating Partnership (“OP”) Units	15%	13,812
Total Shares and Units	100%	89,360
Common Share Price at June 30, 2016		$47.54
Common Share and OP Unit Capitalization			$4,248,174
Preferred Stock ($25 per share liquidation preference)			301,250
Total Equity				4,549,424	78.9%
Total Market Capitalization				$5,763,174	100.0%
Capital Resources
The development of wholesale data centers is capital intensive. Such development not only requires us to make substantial capital investments, but also increases our operating expenses, which negatively impacts our cash flows from operations until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, we are required to distribute at least 90% of “REIT taxable income,” excluding any net capital gain, to our stockholders annually. Accordingly, we fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs after we make the required dividends and distributions to our stockholders and unitholders.
In 2016, we expect to meet our liquidity needs primarily from the cash proceeds from the secondary offering of common stock that we completed in March 2016 and the offering of Series C preferred stock that we completed in May 2016, each further described below, cash provided by operating activities, proceeds from the sale of our NJ1 data center facility in June 2016 and borrowings from our Unsecured Credit Facility.
In March 2016, we completed a secondary underwritten public offering of 7,613,000 shares of common stock, at a public offering price of $37.75 per share. Net proceeds from the offering were approximately $275.4 million, after deducting the underwriting discount and other offering expenses.
In May 2016, we completed an underwritten public offering of 8,050,000 shares of Series C cumulative redeemable perpetual preferred stock at a public offering price of $25.00 per share. Net proceeds from the offering were approximately $194.3 million, after deducting the underwriting discount and other offering expenses.
In June 2016, we sold our NJ1 data center facility for a purchase price of $125.0 million. Net proceeds from the sale were approximately $123.2 million after deducting selling costs.
For future developments, we expect to utilize funds available under our Unsecured Credit Facility, once we have used the proceeds from the secondary offering and exhausted the other funding sources noted above. Beyond 2016, we plan to fund development costs, at least temporarily, by drawing funds from this facility until we obtain permanent capital financing, which we expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity when market conditions permit. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under our unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that govern our Unsecured Notes due 2021 and Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum dividends necessary to meet its REIT income distribution requirements.

Debt Summary as of June 30, 2016 and December 31, 2015
($ in thousands)

	June 30, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$113,750	9%	2.1%	1.7	$115,000
Unsecured	1,100,000	91%	5.0%	5.1	1,100,000
Total	$1,213,750	100%	4.7%	4.8	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.2	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	7.0	250,000
Fixed Rate Debt	$850,000	70%	5.8%	5.7	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	1.9	—
Unsecured Term Loan	250,000	21%	2.1%	3.1	250,000
ACC3 Term Loan	113,750	9%	2.1%	1.7	115,000
Floating Rate Debt	363,750	30%	2.1%	2.6	365,000
Total	$1,213,750	100%	4.7%	4.8	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.8 million.

Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of June 30, 2016 (in thousands):

	June 30, 2016
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$—	$—	N/A	$—
ACC3 Term Loan	113,750	—	(733)	113,017
Unsecured Term Loan	250,000	—	(710)	249,290
Unsecured Notes due 2021	600,000	—	(8,730)	591,270
Unsecured Notes due 2023	250,000	(1,773)	(3,355)	244,872
Total	$1,213,750	$(1,773)	$(13,528)	$1,198,449
Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks that includes the following:

•	An Unsecured Credit Facility - an unsecured revolving credit facility with a total commitment of $750 million; and

•	An Unsecured Term Loan - an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million.
At our option, we may increase the total commitment under the Unsecured Credit Facility and the Unsecured Term Loan to $1.25 billion, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.
Prior to July 25, 2016, the Unsecured Credit Facility and the Unsecured Term Loan were outstanding under separate credit agreements.

The obligations under the amended and restated credit agreement are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below. Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan provided for substantially the same guarantees as the amended and restated credit agreement. We may prepay the Unsecured Credit Facility and Unsecured Term Loan at any time, in whole or in part, without penalty or premium.
The amended and restated credit agreement requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets, subject to an increase up to 65% following a material acquisition;

•
net operating income generated from unencumbered properties divided by the amount of unsecured debt (net of unrestricted cash and cash equivalents) being not less than 12.5%, subject to a decrease to not less than 10% following a material acquisition;

•	total indebtedness not exceeding 60% of gross asset value, subject to an increase up to 65% following a material acquisition;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

•
tangible net worth being not less than $2.3 billion plus 75% of the sum of (i) net equity offering proceeds after July 25, 2016 (but excluding such net offering proceeds that are used within ninety (90) days following the consummation of the applicable equity offering for permitted equity redemptions) and (ii) the value of equity interests issued in connection with a contribution of assets to the Borrower or its subsidiaries; and

•	until an investment grade unsecured debt credit rating has been achieved, unhedged variable rate debt not exceeding 30% of gross asset value.
The amended and restated credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the facility to be immediately due and payable.
Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan contained financial covenants and default provisions that were substantially similar to those set forth above. We were in compliance with all covenants under these credit agreements as of June 30, 2016.
The other terms and conditions are summarized below.
The Unsecured Credit Facility matures on July 25, 2020. As of June 30, 2016, the Unsecured Credit Facility was scheduled to mature on May 13, 2018.
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
In the event we receive an investment grade credit rating, borrowings under the facility will bear interest based on the table below.

		Applicable Margin
Credit Rating Level	Credit Rating	LIBOR Rate Loans	Base Rate Loans
Level 1	Greater than or equal to A- by S&P or A3 by Moody’s	0.85%	0.00%
Level 2	Greater than or equal to BBB+ by S&P or Baa1 by Moody’s	0.90%	0.00%
Level 3	Greater than or equal to BBB by S&P or Baa2 by Moody’s	1.00%	0.00%
Level 4	Greater than or equal to BBB- by S&P or Baa3 by Moody’s	1.20%	0.20%
Level 5	Less than BBB- by S&P or Baa3 by Moody’s	1.55%	0.55%
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

As of June 30, 2016, a letter of credit of less than $0.1 million was outstanding under the facility. As of June 30, 2016, there were no borrowings outstanding under this facility.

The Unsecured Term Loan matures on January 21, 2022. As of June 30, 2016, the Unsecured Term Loan was scheduled to mature on July 21, 2019.
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

ACC3 Term Loan

We have a $113.8 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.

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
We were in compliance with all of the covenants under the ACC3 Term Loan as of June 30, 2016.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data centers, the ACC8, ACC10, ACC11 and CH3 land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
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

The Unsecured Notes due 2021 have certain covenants limiting the ability of or prohibiting the Operating Partnership and certain of its subsidiaries from, among other things, (i) incurring secured or unsecured indebtedness, (ii) entering into sale and leaseback transactions, (iii) making certain dividend payments, distributions, purchases of DFT's common stock and investments, (iv) entering into transactions with affiliates, (v) entering into agreements limiting the ability to make certain transfers and other payments from subsidiaries, (vi) engaging in sales of assets or (vii) engaging in certain mergers, consolidations or transfers/sales of all or substantially all assets. However, DFT may pay the minimum dividend necessary to meet its REIT income distribution requirements.
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2016.
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
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guarantee the Unsecured Notes due 2021.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of June 30, 2016.

A summary of our debt maturity schedule is as follows, shown pro forma for the closing of the amended and restated credit facility on July 25, 2016, which extended the maturity of our Unsecured Credit Facility and the Unsecured Term Loan.
Pro Forma Debt Maturity
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$2,500	(4)	$2,500	0.2%	2.1%
2017	—		8,750	(4)	8,750	0.7%	2.1%
2018	—		102,500	(4)	102,500	8.5%	2.1%
2019	—		—		—	—%	—%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.4%	5.9%
2022	—		250,000	(5)	250,000	20.6%	2.1%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$363,750		$1,213,750	100.0%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.8 million as of June 30, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2016, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$2,500	$111,250	$250,000	$850,000	$1,213,750
Interest on long-term debt obligations	29,382	114,240	101,509	70,406	315,537
Construction costs payable	26,914	—	—	—	26,914
Commitments under development contracts	89,115	—	—	—	89,115
Commitment under land purchase agreement	11,180	—	—	—	11,180
Operating leases	439	1,459	1,578	2,613	6,089
Total	$159,530	$226,949	$353,087	$923,019	$1,662,585

Off-Balance Sheet Arrangements
As of June 30, 2016, the Company did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures
The following table presents our reconciliations of net income to NAREIT funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and adjusted funds from operations, or AFFO.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$60,557	$31,141	$97,254	$57,474
Depreciation and amortization	26,323	26,185	52,166	51,212
Less: Non real estate depreciation and amortization	(200)	(157)	(394)	(301)
Gain on sale of real estate	(23,064)	—	(23,064)	—
NAREIT FFO	63,616	57,169	125,962	108,385
Preferred stock dividends	(6,964)	(6,811)	(13,775)	(13,622)
Issuance costs associated with redeemed preferred shares	(8,827)	—	(8,827)	—
NAREIT FFO attributable to common shares and common units	47,825	50,358	103,360	94,763
Severance expense and equity acceleration	891	—	891	5,578
Issuance costs associated with redeemed preferred shares	8,827	—	8,827	—
Normalized FFO attributable to common shares and common units	57,543	50,358	113,078	100,341
Straight-line revenues, net of reserve	696	5,367	(1,041)	9,150
Amortization and write-off of lease contracts above and below market value	(106)	415	(222)	(178)
Compensation paid with Company common shares	1,521	1,288	3,290	2,629
Non real estate depreciation and amortization	200	157	394	301
Amortization of deferred financing costs	919	694	1,764	1,336
Improvements to real estate	(999)	(674)	(3,098)	(1,248)
Capitalized leasing commissions	(1,839)	(546)	(3,450)	(2,012)
AFFO attributable to common shares and common units	$57,935	$57,059	$110,715	$110,319
NAREIT FFO attributable to common shares and common units per share – diluted	$0.53	$0.62	$1.19	$1.16
Normalized FFO attributable to common shares and common units per share – diluted	$0.64	$0.62	$1.31	$1.23
AFFO attributable to common shares and common units per share – diluted	$0.64	$0.70	$1.28	$1.35
Weighted average common shares and common units outstanding – diluted	89,985,913	81,244,826	86,520,893	81,612,738

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
We present FFO with adjustments to arrive at Normalized FFO. Normalized FFO is FFO attributable to common shares and units excluding severance expense and equity accelerations, gain or loss on early extinguishment of debt, gain or loss on derivative instruments and write-offs of original issuance costs for redeemed preferred shares. We also present FFO with supplemental adjustments to arrive at Adjusted FFO (“AFFO”). AFFO is Normalized FFO excluding straight-line revenue, compensation paid with Company common shares, below market lease amortization and write-offs net of above market lease amortization and write-offs, non real estate depreciation and amortization, amortization of deferred financing costs, improvements to real estate and capitalized leasing commissions. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. We use AFFO in management reports to provide a measure of REIT operating performance that can be compared to other companies using AFFO.

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, management will be required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation will be required for both annual and interim reporting periods. We will be required to apply the new standard in the fourth quarter of 2016 and do not believe that the new standard will have a material effect on our financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019, and although the standard does not fundamentally change the lessor accounting model, we are assessing the impact on our financial position and results of operations.
In June 2016, the FASB issued Accounting Standards Update No. 2016-03 - Financial Instruments - Credit Losses (Topic 326). Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We will be required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance was effective in the first quarter of 2016. We adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer will be allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Second, companies will now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. We have early-adopted this standard as of January 1, 2016. We elected to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we used a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of June 30, 2016 would decrease future net income and cash flows by $3.6 million annually less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.47% at June 30, 2016, a decrease of 0.47% would increase future net income and cash flows by $1.7 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of June 30, 2016, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 4.	CONTROLS AND PROCEDURES
Controls and Procedures with Respect to DFT
Evaluation of Disclosure Controls and Procedures
DFT’s management, with the participation of DFT’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DFT’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, DFT’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
In November 2015, we announced that, over the next several years, we plan to expand our data center development and operations into one or more new markets. As a part of this expansion strategy, we may be developing and operating data centers in markets in which we have little or no operating experience. Our ability to successfully enter new markets will depend on, among other things, our ability to find and acquire land suitable for development, our ability to develop new data centers on our anticipated time-line and at the expected cost, and our ability to lease up newly developed data centers.  Our new markets may have different competitive conditions, and may subject us to different operating considerations, than those we have experienced in our existing markets, which, in turn, may adversely affect our ability to develop and operate data centers in these new markets.
Expansion of our business into new markets will involve substantial planning and allocation of significant company resources and certain risks, including risks related to financing, zoning, regulatory approvals, construction costs and delays. Our lack of operating experience in these new markets may adversely impact our ability to successfully develop new data center facilities in such markets.  In order for our prospective data center development projects in these new markets to be successful, we will be required to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the data center construction process, some of which we may have little or no experience working with. Should a general contractor or significant subcontractor working on any such development project experience financial or other material problems during the construction process, we could experience significant delays, increased costs to complete the project and other issues that may negatively impact our expected financial returns. As we expand into new markets, Site selection in expansion markets is also a factor critical to our expansion plans, and there may not be available, or our lack of operating experience in a new market may make it difficult for us to successfully identify and acquire, suitable properties in these markets in locations that are attractive to our customers and that have access to multiple network providers and a significant supply of electrical power. These and other risks could result in delays to, or increased costs of, completing development projects in new markets or could prevent the completion of development projects in new markets, any of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, expansion into new markets will subject us to risks, including unanticipated costs, associated with obtaining access to a sufficient amount of power from local utilities with whom we have little or no experience, including risks and costs related to the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs; risks related to constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time;, and risks and costs associated with the negotiation of long-term power contracts with unfamiliar utility providers. We cannot assure you that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material adverse effect on our growth and results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - and we expect to develop data centers in new markets “on speculation” as well. Due to our lack of operating experience in our new markets, we may be unable to attract customers on a timely basis, or at all, to the properties that we have developed. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition will be affected adversely, the impact of which could be material.

If we are unable to successfully develop, lease up and operate data centers in new markets, our ability to implement our business strategy and our financial condition and results of operations may be materially adversely affected.
As with the development of our other data centers, the development of data centers in new markets is subject to certain risks that could result in a delay in completion or the failure to complete the project, including, but not limited to, risks related to the acquisition of real property, financing, zoning, environmental and other regulatory approvals, and construction costs. We cannot assure you that we will be able to successfully complete the acquisition of land suitable for development, that we will be able to successfully develop a data center on any site we acquire or that we will be able to lease up our data centers once they are developed.  As part of this expansion strategy, in July 2016, we entered into an agreement to acquire a 20.6 acre parcel of land in the Greater Toronto Area of Ontario, Canada for a purchase price of $12.9 million CAD ($10.0 million USD). There can be no assurance that we will complete the acquisition of this parcel of land or that if we acquire this parcel of land we will be able to successfully develop and lease up a data center on the site. If we are unable to successfully develop a data center on the 46.7 acre parcel of land we own in Hillsboro, Oregon or this Greater Toronto Area site or in any of the other planned expansion markets, our ability to implement our business strategy may be adversely affected, which, in turn, could have a material adverse effect on our financial condition and results of operation.
Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.
We have plans to own, develop and operate properties located outside of the United States, primarily in the Greater Toronto Area of Ontario, Canada. The ownership of properties located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the Canadian dollar. Changes in the relation of the Canadian dollar to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations.
We may attempt to mitigate some or all of the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We may also engage in direct hedging activities to mitigate the risks of exchange rate fluctuations in a manner consistent with our qualifications as a REIT, although we cannot assure you that we will be able to do so or that this will be effective.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1
Articles Supplementary designating DuPont Fabros Technology, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

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

10.3
Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

10.4
Purchase and Sale Agreement dated June 6, 2016 by and between DuPont Fabros Technology, Inc., Whale Interests LLC, DF Technical Services, LLC, QTS Investment Properties Piscataway, LLC and Quality Technology Services Piscataway II, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 7, 2016 (Registration No. 001-33748))

10.5
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 28, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 28, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1
Articles Supplementary designating DuPont Fabros Technology, Inc.’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

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

10.3
Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

10.4
Purchase and Sale Agreement dated June 6, 2016 by and between DuPont Fabros Technology, Inc., Whale Interests LLC, DF Technical Services, LLC, QTS Investment Properties Piscataway, LLC and Quality Technology Services Piscataway II, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 7, 2016 (Registration No. 001-33748))

10.5
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.