Form 10-Q
period 2016-09-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2016-10-27
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

401 9th Street NW, Suite 600 Washington, D.C.	20004
(Address of principal executive offices)	Zip Code
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

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2016
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	75,575,889

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust, or REIT, and the sole general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of September 30, 2016, DFT owned 84.5% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$103,183	$94,203
Buildings and improvements	2,942,410	2,736,936
	3,045,593	2,831,139
Less: accumulated depreciation	(635,324)	(560,837)
Net income producing property	2,410,269	2,270,302
Construction in progress and property held for development	282,184	300,939
Net real estate	2,692,453	2,571,241
Cash and cash equivalents	61,821	31,230
Rents and other receivables, net	12,852	9,588
Deferred rent, net	124,139	128,941
Lease contracts above market value, net	5,361	6,029
Deferred costs, net	26,752	23,774
Prepaid expenses and other assets	41,422	44,689
Total assets	$2,964,800	$2,815,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	111,875	114,075
Unsecured term loan, net of deferred financing costs	248,983	249,172
Unsecured notes payable, net of discount and deferred financing costs	836,732	834,963
Accounts payable and accrued liabilities	31,671	32,301
Construction costs payable	46,549	22,043
Accrued interest payable	6,199	11,821
Dividend and distribution payable	43,678	43,906
Lease contracts below market value, net	3,144	4,132
Prepaid rents and other liabilities	73,178	67,477
Total liabilities	1,402,009	1,379,890
Redeemable noncontrolling interests – operating partnership	569,662	479,189
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, no shares issued and outstanding at September 30, 2016 and 7,400,000 shares issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred stock, no shares issued and outstanding at September 30, 2016 and 6,650,000 shares issued and outstanding at December 31, 2015	—	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 shares issued and outstanding at September 30, 2016 and no shares issued and outstanding at December 31, 2015	201,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 75,576,481 shares issued and outstanding at September 30, 2016 and 66,105,650 shares issued and outstanding at December 31, 2015	76	66
Additional paid in capital	792,004	685,042
Retained earnings (Accumulated deficit)	—	(79,945)
Accumulated other comprehensive loss	(201)	—
Total stockholders’ equity	993,129	956,413
Total liabilities and stockholders’ equity	$2,964,800	$2,815,492
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Base rent	$88,614	$76,771	$254,509	$221,046
Recoveries from tenants	44,375	35,223	124,764	103,010
Other revenues	1,337	3,343	7,740	12,421
Total revenues	134,326	115,337	387,013	336,477
Expenses:
Property operating costs	39,214	33,209	113,102	94,362
Real estate taxes and insurance	4,955	5,348	16,111	16,387
Depreciation and amortization	27,493	26,433	79,659	77,645
General and administrative	5,484	4,422	16,333	13,233
Other expenses	800	2,947	6,342	15,752
Total expenses	77,946	72,359	231,547	217,379
Operating income	56,380	42,978	155,466	119,098
Interest:
Expense incurred	(12,935)	(11,681)	(36,067)	(28,991)
Amortization of deferred financing costs	(1,016)	(904)	(2,780)	(2,240)
Gain on sale of real estate	(231)	—	22,833	—
Loss on early extinguishment of debt	(1,232)	—	(1,232)	—
Net income	40,966	30,393	138,220	87,867
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,144)	(4,520)	(18,089)	(12,901)
Net income attributable to controlling interests	35,822	25,873	120,131	74,966
Preferred stock dividends	(3,630)	(6,811)	(17,405)	(20,433)
Issuance costs associated with redeemed preferred stock	(3,668)	—	(12,495)	—
Net income attributable to common shares	$28,524	$19,062	$90,231	$54,533
Earnings per share – basic:
Net income attributable to common shares	$0.38	$0.29	$1.24	$0.83
Weighted average common shares outstanding	75,232,413	65,041,159	72,212,874	65,190,737
Earnings per share – diluted:
Net income attributable to common shares	$0.37	$0.29	$1.23	$0.82
Weighted average common shares outstanding	76,095,994	65,561,891	73,072,127	65,918,976
Dividends declared per common share	$0.47	$0.42	$1.41	$1.26
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$40,966	$30,393	$138,220	$87,867
Other comprehensive loss:
Foreign currency translation adjustments	(241)	—	(241)	—
Comprehensive income	40,725	30,393	137,979	87,867
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,144)	(4,520)	(18,089)	(12,901)
Other comprehensive loss attributable to redeemable noncontrolling interests – operating partnership	40	—	40	—
Comprehensive income attributable to controlling interests	35,621	25,873	119,930	74,966
Preferred stock dividends	(3,630)	(6,811)	(17,405)	(20,433)
Issuance costs associated with redeemed preferred stock	(3,668)	—	(12,495)	—
Comprehensive income attributable to common shares	$28,323	$19,062	$90,030	$54,533
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
		Number	Amount
Balance at December 31, 2015	$351,250	66,105,650	$66	$685,042	$(79,945)	—	$956,413
Net income attributable to controlling interests					120,131		120,131
Other comprehensive loss attributable to controlling interests - foreign currency translation adjustments						(201)	(201)
Issuance of common stock, net		7,613,000	8	275,462			275,470
Dividends declared on common stock				(95,720)	(10,286)		(106,006)
Dividends earned on preferred stock					(17,405)		(17,405)
Redemption of operating partnership units		1,263,565	1	49,546			49,547
Issuance of preferred stock, net	201,250			(6,998)			194,252
Redemption of preferred stock	(351,250)			12,495	(12,495)		(351,250)
Issuance of stock awards		227,430		810			810
Stock option exercises		478,733	1	10,592			10,593
Retirement and forfeiture of stock awards		(111,897)		(2,324)			(2,324)
Amortization of deferred compensation costs				5,046			5,046
Adjustments to redeemable noncontrolling interests – operating partnership				(141,947)			(141,947)
Balance at September 30, 2016	$201,250	75,576,481	$76	$792,004	$—	$(201)	$993,129
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2016	2015
Cash flow from operating activities
Net income	$138,220	$87,867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79,659	77,645
Gain on sale of real estate	(22,833)	—
Loss on early extinguishment of debt	1,232	—
Straight-line revenues, net of reserve	(1,174)	13,410
Amortization of deferred financing costs	2,780	2,240
Amortization and write-off of lease contracts above and below market value	(320)	(763)
Compensation paid with Company common shares	4,871	7,990
Changes in operating assets and liabilities
Rents and other receivables	(3,203)	(492)
Deferred costs	(3,649)	(2,045)
Prepaid expenses and other assets	(2,051)	1,741
Accounts payable and accrued liabilities	(1,139)	3,407
Accrued interest payable	(5,622)	(4,136)
Prepaid rents and other liabilities	11,095	4,526
Net cash provided by operating activities	197,866	191,390
Cash flow from investing activities
Net proceeds from sale of real estate	123,545	—
Investments in real estate – development	(179,799)	(154,165)
Acquisition of real estate	(53,105)	—
Acquisition of real estate – related party	(20,168)	(8,600)
Interest capitalized for real estate under development	(7,765)	(8,557)
Improvements to real estate	(3,972)	(2,433)
Additions to non real estate property	(1,012)	(622)
Net cash used in investing activities	(142,276)	(174,377)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	120,000
Repayments	(60,000)	(180,000)
Mortgage notes payable:
Repayments	(2,500)	—
Unsecured notes payable:
Proceeds	—	248,012
Payments of financing costs	(5,625)	(4,730)
Issuance of common stock, net of offering costs	275,470	—
Issuance of preferred stock, net of offering costs	194,252	—
Redemption of preferred stock	(351,250)	—
Equity compensation proceeds (payments)	8,269	(7,611)
Common stock repurchases	—	(31,912)
Dividends and distributions:
Common shares	(101,555)	(82,665)
Preferred shares	(21,490)	(20,433)
Redeemable noncontrolling interests – operating partnership	(20,570)	(19,436)
Net cash (used in) provided by financing activities	(24,999)	21,225

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2016	2015
Net increase in cash and cash equivalents	30,591	38,238
Cash and cash equivalents, beginning of period	31,230	29,598
Cash and cash equivalents, ending of period	$61,821	$67,836
Supplemental information:
Cash paid for interest	$48,537	$41,735
Deferred financing costs capitalized for real estate under development	$445	$584
Construction costs payable capitalized for real estate under development	$46,549	$21,534
Redemption of operating partnership units	$49,547	$598
Adjustments to redeemable noncontrolling interests – operating partnership	$141,947	$(106,959)
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Income producing property:
Land	$103,183	$94,203
Buildings and improvements	2,942,410	2,736,936
	3,045,593	2,831,139
Less: accumulated depreciation	(635,324)	(560,837)
Net income producing property	2,410,269	2,270,302
Construction in progress and property held for development	282,184	300,939
Net real estate	2,692,453	2,571,241
Cash and cash equivalents	57,606	27,015
Rents and other receivables, net	12,852	9,588
Deferred rent, net	124,139	128,941
Lease contracts above market value, net	5,361	6,029
Deferred costs, net	26,752	23,774
Prepaid expenses and other assets	41,422	44,689
Total assets	$2,960,585	$2,811,277
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—
Mortgage notes payable, net of deferred financing costs	111,875	114,075
Unsecured term loan, net of deferred financing costs	248,983	249,172
Unsecured notes payable, net of discount and deferred financing costs	836,732	834,963
Accounts payable and accrued liabilities	31,671	32,301
Construction costs payable	46,549	22,043
Accrued interest payable	6,199	11,821
Dividend and distribution payable	43,678	43,906
Lease contracts below market value, net	3,144	4,132
Prepaid rents and other liabilities	73,178	67,477
Total liabilities	1,402,009	1,379,890
Redeemable partnership units	569,662	479,189
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, no units issued and outstanding at September 30, 2016 and 7,400,000 units issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred units, no units issued and outstanding at September 30, 2016 and 6,650,000 units issued and outstanding at December 31, 2015	—	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 units issued and outstanding at September 30, 2016 and no units issued and outstanding at December 31, 2015	201,250	—
Common units, 74,914,108 units issued and outstanding at September 30, 2016 and 65,443,277 units issued and outstanding at December 31, 2015	780,761	594,927
General partner’s capital, common units, 662,373 issued and outstanding at September 30, 2016 and December 31, 2015	6,903	6,021
Total partners’ capital	988,914	952,198
Total liabilities and partners’ capital	$2,960,585	$2,811,277
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Base rent	$88,614	$76,771	$254,509	$221,046
Recoveries from tenants	44,375	35,223	124,764	103,010
Other revenues	1,337	3,343	7,740	12,421
Total revenues	134,326	115,337	387,013	336,477
Expenses:
Property operating costs	39,214	33,209	113,102	94,362
Real estate taxes and insurance	4,955	5,348	16,111	16,387
Depreciation and amortization	27,493	26,433	79,659	77,645
General and administrative	5,484	4,422	16,333	13,233
Other expenses	800	2,947	6,342	15,752
Total expenses	77,946	72,359	231,547	217,379
Operating income	56,380	42,978	155,466	119,098
Interest:
Expense incurred	(12,935)	(11,681)	(36,067)	(28,991)
Amortization of deferred financing costs	(1,016)	(904)	(2,780)	(2,240)
Gain on sale of real estate	(231)	—	22,833	—
Loss on early extinguishment of debt	(1,232)	—	(1,232)	—
Net income	40,966	30,393	138,220	87,867
Preferred unit distributions	(3,630)	(6,811)	(17,405)	(20,433)
Issuance costs associated with redeemed preferred units	(3,668)	—	(12,495)	—
Net income attributable to common units	$33,668	$23,582	$108,320	$67,434
Earnings per unit – basic:
Net income attributable to common units	$0.38	$0.29	$1.24	$0.83
Weighted average common units outstanding	89,042,610	80,460,396	86,691,833	80,610,303
Earnings per unit – diluted:
Net income attributable to common units	$0.37	$0.29	$1.23	$0.82
Weighted average common units outstanding	89,906,191	80,981,128	87,551,086	81,338,542
Distributions declared per common unit	$0.47	$0.42	$1.41	$1.26
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$40,966	$30,393	$138,220	$87,867
Other comprehensive loss:
Foreign currency translation adjustments	(241)	—	(241)	—
Comprehensive income	40,725	30,393	137,979	87,867
Preferred unit distributions	(3,630)	(6,811)	(17,405)	(20,433)
Issuance costs associated with redeemed preferred units	(3,668)	—	(12,495)	—
Comprehensive income attributable to common units	$33,427	$23,582	$108,079	$67,434
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2015	$351,250	65,443,277	$594,927	662,373	$6,021	$952,198
Net income			137,009		1,211	138,220
Other comprehensive loss - foreign currency translation adjustments			(239)		(2)	(241)
Issuance of OP units for common stock offering, net		7,613,000	275,470			275,470
Common unit distributions			(125,048)		(934)	(125,982)
Preferred unit distributions			(17,252)		(153)	(17,405)
Issuance of OP units to DFT when redeemable partnership units redeemed		1,263,565	49,547			49,547
Issuance of OP units for preferred stock offering, net	201,250		(6,998)			194,252
Redemption of OP units for preferred stock	(351,250)					(351,250)
Issuance of OP units for stock awards		227,430	810			810
Issuance of OP units due to option exercises		478,733	10,593			10,593
Retirement and forfeiture of OP units		(111,897)	(2,324)			(2,324)
Amortization of deferred compensation costs			5,046			5,046
Adjustments to redeemable partnership units			(140,780)		760	(140,020)
Balance at September 30, 2016	$201,250	74,914,108	$780,761	662,373	$6,903	$988,914
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine months ended September 30,
	2016	2015
Cash flow from operating activities
Net income	$138,220	$87,867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	79,659	77,645
Gain on sale of real estate	(22,833)	—
Loss on early extinguishment of debt	1,232	—
Straight-line rent, net of reserve	(1,174)	13,410
Amortization of deferred financing costs	2,780	2,240
Amortization of lease contracts above and below market value	(320)	(763)
Compensation paid with Company common shares	4,871	7,990
Changes in operating assets and liabilities
Rents and other receivables	(3,203)	(492)
Deferred costs	(3,649)	(2,045)
Prepaid expenses and other assets	(2,051)	1,741
Accounts payable and accrued liabilities	(1,139)	3,407
Accrued interest payable	(5,622)	(4,136)
Prepaid rents and other liabilities	11,095	4,526
Net cash provided by operating activities	197,866	191,390
Cash flow from investing activities
Proceeds from the sale of real estate	123,545	—
Investments in real estate – development	(179,799)	(154,165)
Acquisition of real estate	(53,105)	—
Acquisition of real estate – related party	(20,168)	(8,600)
Interest capitalized for real estate under development	(7,765)	(8,557)
Improvements to real estate	(3,972)	(2,433)
Additions to non real estate property	(1,012)	(622)
Net cash used in investing activities	(142,276)	(174,377)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	120,000
Repayments	(60,000)	(180,000)
Mortgage notes payable:
Repayments	(2,500)	—
Unsecured notes payable:
Proceeds	—	248,012
Payments of financing costs	(5,625)	(4,730)
Issuance of common units, net of offering costs	275,470	—
Issuance of preferred units, net of offering costs	194,252	—
Redemption of preferred units	(351,250)	—
Equity compensation proceeds (payments)	8,269	(7,611)
OP unit repurchases	—	(31,912)
Distributions	(143,615)	(122,534)
Net cash (used in) provided by financing activities	(24,999)	21,225

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands) (Continued)

	Nine months ended September 30,
	2016	2015
Net increase in cash and cash equivalents	30,591	38,238
Cash and cash equivalents, beginning of period	27,015	25,380
Cash and cash equivalents, ending of period	$57,606	$63,618
Supplemental information:
Cash paid for interest	$48,537	$41,735
Deferred financing costs capitalized for real estate under development	$445	$584
Construction costs payable capitalized for real estate under development	$46,549	$21,534
Redemption of operating partnership units	$49,547	$598
Adjustments to redeemable partnership units	$140,020	$(113,486)
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc., or DFT, through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of September 30, 2016, owned 84.5% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of September 30, 2016, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7 Phases I-III, VA3, VA4, CH1, CH2 Phases I-III, and SC1 Phases I-II;

•	Five data center projects under development – ACC7 Phase IV, ACC9 Phases I and II, CH2 Phase IV, and SC1 Phase III (formerly referred to as SC2);

•	land that may be used to develop additional data centers – ACC8, ACC10, ACC11, CH3, OR1 and OR2; and

•	a shell building and associated land to develop TOR1.
In October 2016, we placed ACC7 Phase IV into service.
2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s

capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of September 30, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2015 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $26.4 million and $25.3 million for the three months ended September 30, 2016 and 2015, respectively, and $76.4 million and $73.4 million for the nine months ended September 30, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. No impairment losses were recorded during the nine months ended September 30, 2016 and 2015.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of September 30, 2016 and December 31, 2015, we did not have any properties classified as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility, or Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented within deferred costs, net	September 30, 2016	December 31, 2015
Financing costs	$12,095	$8,198
Accumulated amortization	(5,963)	(4,969)
Financing costs, net	$6,132	$3,229

Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows (in thousands):

Financing costs presented as a reduction of debt liability balances	September 30, 2016	December 31, 2015
Financing costs	$20,423	$20,531
Accumulated amortization	(7,235)	(5,618)
Financing costs, net	$13,188	$14,913
On July 25, 2016, we amended and restated our Unsecured Credit Facility and Unsecured Term Loan, which resulted in a loss on early extinguishment of debt of $1.2 million in the third quarter of 2016.
Leasing costs, which consist of external fees and costs incurred in the successful negotiation of leases, internal costs expended in the successful negotiation of leases and the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the applicable leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the leasing costs are written off to amortization expense. In June 2015, we wrote off $0.7 million of unamortized leasing costs to amortization expense related to a former customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order issued by the bankruptcy court. Leasing costs incurred for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Leasing costs incurred for new leases	$183	$5	$3,453	$889
Leasing costs incurred for renewals	—	9	195	1,156
Total leasing costs incurred	$183	$14	$3,648	$2,045

Amortization of deferred leasing costs totaled $1.0 million for each of the three months ended September 30, 2016 and 2015 and $3.1 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. Balances, net of accumulated amortization, at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Leasing costs	$53,313	$50,503
Accumulated amortization	(32,693)	(29,958)
Leasing costs, net	$20,620	$20,545
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of September 30, 2016 and December 31, 2015, the fuel inventory was $4.2 million and $4.5 million, respectively and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Balances, net of accumulated amortization, at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Lease contracts above market value	$20,500	$20,500
Accumulated amortization	(15,139)	(14,471)
Lease contracts above market value, net	$5,361	$6,029

Lease contracts below market value	$24,175	$24,175
Accumulated amortization	(21,031)	(20,043)
Lease contracts below market value, net	$3,144	$4,132

Our policy is to record a reserve for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of September 30, 2016 and December 31, 2015, we had a note receivable from a former customer in bankruptcy of $6.5 million, which is recorded within rents and other receivables, net in our accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, we had a reserve of $5.1 million, including interest applied to principal, leaving a net balance of $1.4 million as of September 30, 2016 and December 31, 2015. We continue to be reasonably assured that we will be able to collect the balance of the note receivable, net of reserve, as a claim in the bankruptcy.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under leases and are recorded as deferred rent in the accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, we had reserves against deferred rent of $0 and $0.1 million, respectively.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value. See Note 6. Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the nine months ended September 30, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Net income attributable to redeemable noncontrolling interests – operating partnership		18,089
Other comprehensive loss attributable to redeemable noncontrolling interests – operating partnership - foreign currency translation adjustments		(40)
Distributions declared		(19,976)
Redemption of operating partnership units	(1,263,565)	(49,547)
Adjustments to redeemable noncontrolling interests – operating partnership		141,947
Balance at September 30, 2016	13,809,998	$569,662
The following is a summary of activity for redeemable partnership units for the nine months ended September 30, 2016 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2015	15,073,563	$479,189
Redemption of operating partnership units	(1,263,565)	(49,547)
Adjustments to redeemable partnership units	—	140,020
Balance at September 30, 2016	13,809,998	$569,662
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to controlling interests	$35,822	$25,873	$120,131	$74,966
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	85,557	53,091	(92,400)	107,557
	$121,379	$78,964	$27,731	$182,523
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
Foreign Currency
The U.S. dollar is the functional currency of our consolidated operations in the United States. The functional currency of our consolidated entities outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include foreign currency translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders' equity or partners' capital. We report gains and losses from the effect of rate changes on intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from remeasuring U.S. dollar transactions for non-U.S. functional currency entities, in other expenses on our consolidated statements of operations. For the three and nine months ended September 30, 2016, we had less than $0.1 million of foreign currency transaction losses.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018, and although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We expect that the result of this change will have an immaterial effect on our financial position or results of operations. We currently do not believe the standard will have a material impact on how we recognize revenues from our recoveries from tenants in the accompanying consolidated statement of operations.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material impact on our financial position or results of operations.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer will be allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Second, companies now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. We early-adopted this standard as of January 1, 2016. We elected to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we used a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million (see below).
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

3. Real Estate Assets
The following is a summary of our properties as of September 30, 2016 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost
ACC2	Ashburn, VA	$2,500	$156,459		$158,959
ACC3	Ashburn, VA	1,071	96,080		97,151
ACC4	Ashburn, VA	6,600	538,652		545,252
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,697		222,215
ACC7 Phases I-III	Ashburn, VA	7,663	265,034		272,697
VA3	Reston, VA	9,000	179,498		188,498
VA4	Bristow, VA	6,800	149,553		156,353
CH1	Elk Grove Village, IL	23,611	359,156		382,767
CH2 Phases I-III	Elk Grove Village, IL	13,775	249,181		262,956
SC1 Phases I-II	Santa Clara, CA	20,202	433,084		453,286
		103,183	2,942,410	—	3,045,593
Construction in progress and land held for development (1)				282,184	282,184
		$103,183	$2,942,410	$282,184	$3,327,777

(1)
Properties located in Ashburn, VA (ACC7 Phase IV, ACC8, ACC9, ACC10, and ACC11), Elk Grove Village, IL (CH2 Phase IV and CH3), Santa Clara, CA (SC1 Phase III, formerly referred to as SC2), Hillsboro, OR (OR1 and OR2) and Vaughan, ON (TOR1).

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
In July 2016, we completed the acquisition of a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million. This acquisition was treated as an asset purchase under GAAP. We are holding this parcel of land for future development in connection with our expansion plans.
In July 2016, we entered into an agreement to acquire a 20.6 acre parcel of land in the Greater Toronto Area of Ontario, Canada for a purchase price of $12.9 million CAD (approximately $10.0 million USD).
In September 2016, we completed the acquisition of a shell building and associated land in Vaughan, Ontario for a purchase price of $54.3 million CAD ($41.6 million USD). This acquisition was treated as an asset purchase under GAAP. We are holding this parcel of land and shell building for future development in connection with our expansion plans.
In October 2016, we placed ACC7 Phase IV into service.

4. Debt
Debt Summary as of September 30, 2016 and December 31, 2015
($ in thousands)

	September 30, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$112,500	9%	2.1%	1.5	$115,000
Unsecured	1,100,000	91%	4.9%	5.4	1,100,000
Total	$1,212,500	100%	4.7%	5.1	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.0	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	6.7	250,000
Fixed Rate Debt	$850,000	70%	5.8%	5.5	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	3.8	—
Unsecured Term Loan	250,000	21%	2.0%	5.3	250,000
ACC3 Term Loan	112,500	9%	2.1%	1.5	115,000
Floating Rate Debt	362,500	30%	2.0%	4.1	365,000
Total	$1,212,500	100%	4.7%	5.1	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.7 million.
Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks (the "Amended and Restated Credit Agreement") that includes the following:

•	an unsecured revolving credit facility with a total commitment of $750 million (the "Unsecured Credit Facility"); and

•	an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million (the ("Unsecured Term Loan").
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
We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of September 30, 2016.
The Unsecured Credit Facility matures on July 25, 2020.
We may elect to have borrowings under the Unsecured Credit Facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
The applicable margin is currently set at pricing Level 1. The terms of the Unsecured Credit Facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
In the event we receive an investment grade credit rating, borrowings under the Unsecured Credit Facility will bear interest based on the table below.

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
Following the receipt of such investment grade rating, the terms of the Unsecured Credit Facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The amount available for borrowings under the Unsecured Credit Facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the Unsecured Credit Facility may be used for letters of credit.

As of September 30, 2016, we had no letters of credit outstanding and no borrowings outstanding under this Unsecured Credit Facility.

The Unsecured Term Loan matures on January 21, 2022.
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

ACC3 Term Loan

We have a $112.5 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the ACC3 Term Loan as of September 30, 2016.

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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data centers, the ACC8, ACC10, ACC11, CH3, OR1 and OR2 parcels of land, the TOR1 shell building and land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2016.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of September 30, 2016.
A summary of our debt maturity schedule as of September 30, 2016 is as follows:
Debt Maturity as of September 30, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$1,250	(4)	$1,250	0.1%	2.1%
2017	—		8,750	(4)	8,750	0.7%	2.1%
2018	—		102,500	(4)	102,500	8.5%	2.1%
2019	—		—		—	—%	—%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.5%	5.9%
2022	—		250,000	(5)	250,000	20.6%	2.0%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$362,500		$1,212,500	100.0%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.7 million as of September 30, 2016.

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
Contracts related to the development of ACC7 Phases III-IV, CH2 Phases III-IV, ACC9 Phases I-II, SC1 Phase III and CH3 Phase I data centers were in place as of September 30, 2016. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the contractor's cost to perform the work and to purchase the equipment plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of September 30, 2016, the control estimates were as follows for our projects under development:

•	ACC7 Phase III: $62.6 million, of which $62.6 million has been incurred, and there are currently no additional commitments under this contract.

•	ACC7 Phase IV: $33.3 million, of which $30.3 million has been incurred, and an additional $1.6 million has been committed under this contract.

•	CH2 Phase III: $54.2 million, of which $54.0 million has been incurred, and an additional $0.1 million has been committed under this contract.

•	CH2 Phase IV: $4.7 million, of which $4.0 million has been incurred, and an additional $0.4 million has been committed under this contract.

•	ACC9 Phase I: $168.4 million, of which $46.9 million has been incurred, and an additional $51.0 million has been committed under this contract.

•	ACC9 Phase II: $63.9 million, of which none has been incurred, and there are currently no additional commitments under this contract.

•	SC1 Phase III: $149.0 million, of which $55.1 million has been incurred, and an additional $26.7 million has been committed under this contract.

•	CH3 Phase I: $1.7 million, of which $0.6 million has been incurred, and an additional $0.9 million has been committed under this contract.
In July 2016, we entered into an agreement to acquire a 20.6 acre parcel of land in the Greater Toronto Area of Ontario, Canada for a purchase price of $12.9 million CAD (approximately $10.0 million USD).
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2016 without triggering the tax protection provisions is approximately 90% of the initial built in gain of $667 million (unaudited), or $600 million (unaudited). This percentage increases each year by 10%, accumulating to 100% in 2017. As of September 30, 2016, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheets. If, as of January 1, 2016, the tax protection provisions were triggered, we would not be liable for protection on the taxes related to the built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $97 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of September 30, 2016 and December 31, 2015 was $569.7 million and $479.2 million, respectively, based on the closing share price of DFT’s common stock of $41.25 and $31.79, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the nine months ended September 30, 2016, OP unitholders redeemed a total of 1,263,565 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2016, DFT declared and paid a cash dividend on its Series A Preferred Stock, of which the OP paid an equivalent distribution on its preferred units of:

•	$0.4921875 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.
On May 27, 2016, DFT redeemed 3,400,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. On June 9, 2016, DFT redeemed the remaining 4,000,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. Accordingly, during the nine months ended September 30, 2016, DFT wrote-off the original issuance costs related to the Series A preferred shares totaling $6.4 million.
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
In 2016, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

•	$0.4765625 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.

•	$0.4765625 per share payable to stockholders of record as of July 1, 2016. This dividend was paid on July 15, 2016.
On June 9, 2016, DFT redeemed 2,650,000 shares of its Series B Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. On July 15, 2016, DFT redeemed the remaining 4,000,000 shares of its Series B Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. Accordingly, during the nine months ended September 30, 2016, DFT wrote-off the original issuance costs related to the Series B preferred shares totaling $6.1 million.
Series C Preferred Stock
In May 2016, DFT issued 8,050,000 shares of 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, or Series C Preferred Stock, for $201.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions and other offering costs of $194.3 million. The liquidation preference on the Series C

Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series C Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2016, DFT declared the following cash dividends on its Series C Preferred Stock, of which the OP will pay or has paid an equivalent distribution on its preferred units:

•	$0.4094618 per share payable to stockholders of record as of August 1, 2016. This dividend was paid on August 15, 2016.

•	$0.4140625 per share payable to stockholders of record as of November 1, 2016. This dividend is scheduled to be paid on November 15, 2016.
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

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In March 2016, DFT completed a secondary underwritten public offering of 7,613,000 shares of common stock, at a public offering price of $37.75 per share. The total shares sold included 993,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock. Net proceeds from the offering were approximately $275.5 million, after deducting the underwriting discount and other offering expenses, which DFT contributed to the Operating Partnership in exchange for OP units.
In 2016, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.47 per share payable to stockholders of record as of April 1, 2016. This dividend was paid on April 15, 2016.

•	$0.47 per share payable to stockholders of record as of July 1, 2016. This dividend was paid on July 15, 2016.

•	$0.47 per share payable to stockholders of record as of October 7, 2016. This dividend was paid on October 17, 2016.
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
The 2011 Plan authorizes a maximum aggregate of 6,300,000 share equivalents be reserved for future issuances. In addition, under the 2011 Plan, shares of common stock that are subject to awards of options or stock appreciation rights will be counted against the 2011 Plan share limit as one share for every one share subject to the award. Any shares of stock that are subject to awards other than options or stock appreciation rights shall be counted against the 2011 Plan share limit as 2.36 shares for every one share subject to the award.

As of September 30, 2016, 3,908,491 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 2,391,509.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	349,142	$28.02
Granted	175,410	33.96
Vested	(133,113)	26.02
Forfeited	(47,958)	30.41
Unvested balance at September 30, 2016	343,481	$31.50
During the nine months ended September 30, 2016, we issued 175,410 shares of restricted stock, which had an aggregate value of $6.0 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the nine months ended September 30, 2016, 133,113 shares of restricted stock vested at a value of $4.8 million on the respective vesting dates.
As of September 30, 2016, total unearned compensation on restricted stock was $7.5 million, and the weighted average vesting period was 1.2 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the nine months ended September 30, 2016, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the nine months ended September 30, 2016 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2015	1,230,212	$18.28
Granted	—	—
Exercised	(478,733)	22.12
Forfeited	—	—
Under option, September 30, 2016	751,479	$15.83

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Remaining Contractual Term
As of September 30, 2016	751,479	$—	3.9 years

The following table sets forth the number of unvested options as of September 30, 2016 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2015	38,771	$4.75
Granted	—	—
Vested	(38,771)	4.75
Forfeited	—	—
Unvested balance at September 30, 2016	—	$—
The following tables sets forth the number of exercisable options as of September 30, 2016 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2015	1,191,441	$5.41
Vested	38,771	4.75
Exercised	(478,733)	6.46
Options Exercisable at September 30, 2016	751,479	$4.71

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of September 30, 2016	751,479	$19.1	million	$15.83	3.9 years
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
For performance unit grants awarded in 2014, 2015 and 2016, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the nine months ended September 30, 2016.

Assumption
Number of performance units granted	112,951
Expected volatility	24%
Expected annual dividend	5.98%
Risk-free rate	1.32%
Performance unit fair value at date of grant	$38.08
Total grant fair value at date of grant	$4.3 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$10.7 million

During the nine months ended September 30, 2016, no performance units were forfeited. As of September 30, 2016, total unearned compensation on 196,652 outstanding performance units was $4.3 million.

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

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding and net income attributable to common shares used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	75,232,413	65,041,159	72,212,874	65,190,737
Effect of dilutive securities	863,581	520,732	859,253	728,239
Weighted average common shares – diluted	76,095,994	65,561,891	73,072,127	65,918,976
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$28,524	$19,062	$90,231	$54,533
Net income allocated to unvested restricted shares	(161)	(142)	(473)	(435)
Net income attributable to common shares, adjusted	28,363	18,920	89,758	54,098
Weighted average common shares – basic	75,232,413	65,041,159	72,212,874	65,190,737
Earnings per common share – basic	$0.38	$0.29	$1.24	$0.83
Calculation of Earnings per Share – Diluted
Net income attributable to common shares, adjusted	$28,363	$18,920	$89,758	$54,098
Weighted average common shares – diluted	76,095,994	65,561,891	73,072,127	65,918,976
Earnings per common share – diluted	$0.37	$0.29	$1.23	$0.82
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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding and net income attributable to common units used in the computation of earnings per unit (in thousands except for unit and per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	89,042,610	80,460,396	86,691,833	80,610,303
Effect of dilutive securities	863,581	520,732	859,253	728,239
Weighted average common units – diluted	89,906,191	80,981,128	87,551,086	81,338,542
Calculation of Earnings per Unit – Basic
Net income attributable to common units	$33,668	$23,582	$108,320	$67,434
Net income allocated to unvested restricted units	(161)	(142)	(473)	(435)
Net income attributable to common units, adjusted	33,507	23,440	107,847	66,999
Weighted average common units – basic	89,042,610	80,460,396	86,691,833	80,610,303
Earnings per common unit – basic	$0.38	$0.29	$1.24	$0.83
Calculation of Earnings per Unit – Diluted
Net income attributable to common units, adjusted	$33,507	$23,440	$107,847	$66,999
Weighted average common units – diluted	89,906,191	80,981,128	87,551,086	81,338,542
Earnings per common unit – diluted	$0.37	$0.29	$1.23	$0.82

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of September 30, 2016:

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

•
Debt: The combined balance of our Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan was $1,210.8 million with a fair value of $1,252.5 million based on Level 2 and Level 3 data. The Unsecured Notes due 2021 and Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The ACC3 Loan and the Unsecured Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

Our Unsecured Notes due 2021 and Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data centers, the ACC8, ACC10, ACC11, CH3, OR1 and OR2 parcels of land, the TOR1 shell building and land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC. The following consolidating financial information sets forth the financial position as of September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	September 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$80,673	$22,510	$—	$103,183
Buildings and improvements	—	2,332,115	610,295	—	2,942,410
	—	2,412,788	632,805	—	3,045,593
Less: accumulated depreciation	—	(584,601)	(50,723)	—	(635,324)
Net income producing property	—	1,828,187	582,082	—	2,410,269
Construction in progress and land held for development	—	63,945	218,239	—	282,184
Net real estate	—	1,892,132	800,321	—	2,692,453
Cash and cash equivalents	53,150	—	4,456	—	57,606
Rents and other receivables	1,764	5,033	6,055	—	12,852
Deferred rent	—	112,637	11,502	—	124,139
Lease contracts above market value, net	—	5,361	—	—	5,361
Deferred costs, net	6,132	12,424	8,196	—	26,752
Investment in affiliates	2,633,798	—	—	(2,633,798)	—
Prepaid expenses and other assets	3,907	29,659	7,856	—	41,422
Total assets	$2,698,751	$2,057,246	$838,386	$(2,633,798)	$2,960,585

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	111,875	—	111,875
Unsecured term loan	248,983	—	—	—	248,983
Unsecured notes payable	836,732	—	—	—	836,732
Accounts payable and accrued liabilities	4,335	19,844	7,492	—	31,671
Construction costs payable	57	21,906	24,586	—	46,549
Accrued interest payable	6,193	—	6	—	6,199
Distribution payable	43,678	—	—	—	43,678
Lease contracts below market value, net	—	3,144	—	—	3,144
Prepaid rents and other liabilities	197	57,517	15,464	—	73,178
Total liabilities	1,140,175	102,411	159,423	—	1,402,009
Redeemable partnership units	569,662	—	—	—	569,662
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, none issued and outstanding at September 30, 2016	—	—	—	—	—
Series B cumulative redeemable perpetual preferred units, none issued and outstanding at September 30, 2016	—	—	—	—	—
Series C cumulative redeemable perpetual preferred stock, 8,050,000 issued and outstanding at September 30, 2016	201,250	—	—	—	201,250
Common units, 74,914,108 issued and outstanding at September 30, 2016	780,761	1,954,835	678,963	(2,633,798)	780,761
General partner’s capital, 662,373 common units issued and outstanding at September 30, 2016	6,903	—	—	—	6,903
Total partners’ capital	988,914	1,954,835	678,963	(2,633,798)	988,914
Total liabilities & partners’ capital	$2,698,751	$2,057,246	$838,386	$(2,633,798)	$2,960,585

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,016	337,920	—	2,736,936
	—	2,483,274	347,865	—	2,831,139
Less: accumulated depreciation	—	(522,096)	(38,741)	—	(560,837)
Net income producing property	—	1,961,178	309,124	—	2,270,302
Construction in progress and land held for development	—	25,545	275,394	—	300,939
Net real estate	—	1,986,723	584,518	—	2,571,241
Cash and cash equivalents	21,697	—	5,318	—	27,015
Rents and other receivables	1,391	7,563	634	—	9,588
Deferred rent	—	122,830	6,111	—	128,941
Lease contracts above market value, net	—	6,029	—	—	6,029
Deferred costs, net	3,236	14,250	6,288	—	23,774
Investment in affiliates	2,546,465	—	—	(2,546,465)	—
Prepaid expenses and other assets	3,025	39,642	2,022	—	44,689
Total assets	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable	—	—	114,075	—	114,075
Unsecured term loan	249,172	—	—	—	249,172
Unsecured notes payable	834,963	—	—	—	834,963
Accounts payable and accrued liabilities	4,516	23,615	4,170	—	32,301
Construction costs payable	43	293	21,707	—	22,043
Accrued interest payable	11,815	—	6	—	11,821
Distribution payable	43,906	—	—	—	43,906
Lease contracts below market value, net	—	4,132	—	—	4,132
Prepaid rents and other liabilities	12	62,630	4,835	—	67,477
Total liabilities	1,144,427	90,670	144,793	—	1,379,890
Redeemable partnership units	479,189	—	—	—	479,189
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015	166,250	—	—	—	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015	594,927	2,086,367	460,098	(2,546,465)	594,927
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2015	6,021	—	—	—	6,021
Total partners’ capital	952,198	2,086,367	460,098	(2,546,465)	952,198
Total liabilities & partners’ capital	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,534	$66,634	$21,980	$(4,534)	$88,614
Recoveries from tenants	—	36,223	8,152	—	44,375
Other revenues	—	377	960	—	1,337
Total revenues	4,534	103,234	31,092	(4,534)	134,326
Expenses:
Property operating costs	—	36,183	7,565	(4,534)	39,214
Real estate taxes and insurance	—	4,007	948	—	4,955
Depreciation and amortization	31	21,781	5,681	—	27,493
General and administrative	5,194	8	282	—	5,484
Other expenses	215	13	572	—	800
Total expenses	5,440	61,992	15,048	(4,534)	77,946
Operating (loss) income	(906)	41,242	16,044	—	56,380
Interest:
Expense incurred	(13,984)	340	709	—	(12,935)
Amortization of deferred financing costs	(989)	17	(44)	—	(1,016)
Gain on sale of real estate	(231)	—	—	—	(231)
Loss on early extinguishment of debt	(1,232)	—	—	—	(1,232)
Equity in earnings	58,308	—	—	(58,308)	—
Net income (loss)	40,966	41,599	16,709	(58,308)	40,966
Preferred unit distributions	(3,630)	—	—	—	(3,630)
Issuance costs associated with redeemed preferred units	(3,668)	—	—	—	(3,668)
Net income (loss) attributable to common units	$33,668	$41,599	$16,709	$(58,308)	$33,668

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,561	$69,136	$7,674	$(4,600)	$76,771
Recoveries from tenants	—	32,160	3,063	—	35,223
Other revenues	—	445	2,944	(46)	3,343
Total revenues	4,561	101,741	13,681	(4,646)	115,337
Expenses:
Property operating costs	—	33,217	4,600	(4,608)	33,209
Real estate taxes and insurance	—	4,983	365	—	5,348
Depreciation and amortization	10	23,742	2,681	—	26,433
General and administrative	4,230	7	185	—	4,422
Other expenses	555	3	2,427	(38)	2,947
Total expenses	4,795	61,952	10,258	(4,646)	72,359
Operating (loss) income	(234)	39,789	3,423	—	42,978
Interest:
Expense incurred	(13,860)	—	2,179	—	(11,681)
Amortization of deferred financing costs	(932)	—	28	—	(904)
Equity in earnings	45,419	—	—	(45,419)	—
Net income (loss)	30,393	39,789	5,630	(45,419)	30,393
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income (loss) attributable to common units	$23,582	$39,789	$5,630	$(45,419)	$23,582

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,474	$203,562	$51,009	$(13,536)	$254,509
Recoveries from tenants	—	106,407	18,357	—	124,764
Other revenues	—	1,253	6,532	(45)	7,740
Total revenues	13,474	311,222	75,898	(13,581)	387,013
Expenses:
Property operating costs	—	107,918	18,703	(13,519)	113,102
Real estate taxes and insurance	—	13,608	2,503	—	16,111
Depreciation and amortization	58	66,568	13,033	—	79,659
General and administrative	15,638	45	650	—	16,333
Other expenses	1,186	35	5,183	(62)	6,342
Total expenses	16,882	188,174	40,072	(13,581)	231,547
Operating (loss) income	(3,408)	123,048	35,826	—	155,466
Interest:
Expense incurred	(42,074)	463	5,544	—	(36,067)
Amortization of deferred financing costs	(2,900)	23	97	—	(2,780)
Gain on sale of real estate	21,643	—	1,190	—	22,833
Loss on early extinguishment of debt	(1,232)	—	—	—	(1,232)
Equity in earnings	166,191	—	—	(166,191)	—
Net income (loss)	138,220	123,534	42,657	(166,191)	138,220
Preferred unit distributions	(17,405)	—	—	—	(17,405)
Issuance costs associated with redeemed preferred units	(12,495)	—	—	—	(12,495)
Net income (loss) attributable to common units	$108,320	$123,534	$42,657	$(166,191)	$108,320

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$13,682	$201,797	$19,363	$(13,796)	$221,046
Recoveries from tenants	—	94,970	8,040	—	103,010
Other revenues	—	1,309	11,221	(109)	12,421
Total revenues	13,682	298,076	38,624	(13,905)	336,477
Expenses:
Property operating costs	—	96,552	11,602	(13,792)	94,362
Real estate taxes and insurance	—	15,424	963	—	16,387
Depreciation and amortization	32	70,907	6,706	—	77,645
General and administrative	12,585	51	597	—	13,233
Other expenses	6,151	3	9,711	(113)	15,752
Total expenses	18,768	182,937	29,579	(13,905)	217,379
Operating (loss) income	(5,086)	115,139	9,045	—	119,098
Interest:
Expense incurred	(36,016)	1,327	5,698	—	(28,991)
Amortization of deferred financing costs	(2,497)	107	150	—	(2,240)
Equity in earnings	131,466	—	—	(131,466)	—
Net income (loss)	87,867	116,573	14,893	(131,466)	87,867
Preferred unit distributions	(20,433)	—	—	—	(20,433)
Net income (loss) attributable to common units	$67,434	$116,573	$14,893	$(131,466)	$67,434

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(46,175)	$186,707	$57,334	$—	$197,866
Return on investment in subsidiaries	244,041	—	—	(244,041)	—
Net cash provided by (used in) operating activities	197,866	186,707	57,334	(244,041)	197,866
Cash flow from investing activities
Proceeds from the sale of real estate	—	120,086	3,459	—	123,545
Investments in real estate – development	—	(27,579)	(152,220)	—	(179,799)
Acquisition of real estate	—	—	(53,105)	—	(53,105)
Acquisition of real estate – related party	—	—	(20,168)	—	(20,168)
Investments in subsidiaries	(266,702)	—	—	266,702	—
Return of investment in subsidiaries	123,545	—	—	(123,545)	—
Interest capitalized for real estate under development	(2)	(464)	(7,299)	—	(7,765)
Improvements to real estate	—	(3,868)	(104)	—	(3,972)
Additions to non real estate property	(780)	(196)	(36)	—	(1,012)
Net cash (used in) provided by investing activities	(143,939)	87,979	(229,473)	143,157	(142,276)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Repayments	(60,000)	—	—	—	(60,000)
Mortgage notes payable:
Repayments	—	—	(2,500)	—	(2,500)
Payments of financing costs	(5,600)	—	(25)	—	(5,625)
Issuance of common units, net of offering costs	275,470	—	—	—	275,470
Issuance of preferred units, net of offering costs	194,252	—	—	—	194,252
Redemption of preferred units	(351,250)	—	—	—	(351,250)
Equity compensation proceeds	8,269	—	—	—	8,269
Parent financing	—	32,107	234,595	(266,702)	—
Distribution to parent	—	(306,793)	(60,793)	367,586	—
Distributions	(143,615)	—	—	—	(143,615)
Net cash (used in) provided by financing activities	(22,474)	(274,686)	171,277	100,884	(24,999)
Net increase in cash and cash equivalents	31,453	—	(862)	—	30,591
Cash and cash equivalents, beginning of period	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending of period	$53,150	$—	$4,456	$—	$57,606

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(42,466)	$211,786	$22,070	$—	$191,390
Cash flow from investing activities
Investments in real estate – development	(333)	(9,597)	(144,235)	—	(154,165)
Acquisition of real estate – related party	—	—	(8,600)	—	(8,600)
Investments in subsidiaries	58,681	(197,908)	139,227	—	—
Interest capitalized for real estate under development	(21)	(1,327)	(7,209)	—	(8,557)
Improvements to real estate	—	(2,375)	(58)	—	(2,433)
Additions to non real estate property	(5)	(579)	(38)	—	(622)
Net cash provided by (used in) investing activities	58,322	(211,786)	(20,913)	—	(174,377)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(4,705)	—	(25)	—	(4,730)
Equity compensation payments	(7,611)	—	—	—	(7,611)
Stock repurchases	(31,912)	—	—	—	(31,912)
Distributions	(122,534)	—	—	—	(122,534)
Net cash provided by (used in) financing activities	21,250	—	(25)	—	21,225
Net increase in cash and cash equivalents	37,106	—	1,132	—	38,238
Cash and cash equivalents, beginning of period	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending of period	$58,912	$—	$4,706	$—	$63,618

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and for the quarterly periods ended June 30, 2016 and March 31, 2016. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc., or DFT, was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of September 30, 2016, owned 84.5% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series C preferred stock also trades on the NYSE under the symbol “DFTPrC.”
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 11 data centers have a total of 3.3 million gross square feet and 286 megawatts of power available to our customers to operate their servers and computing equipment.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of October 1, 2016:

•	We had 32 customers with 123 different lease expirations, with only 1.9% of these expirations occurring through the end of 2017 as measured by annualized base rent;

•	The weighted average remaining term of our commenced leases was 5.6 years; and

•	We served five of the Fortune 25 and 20 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers with a history of strong demand for wholesale data center space - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California - each of which has significant electrical power availability and hubs of extensive fiber network connectivity. In June 2016, we completed the sale of our NJ1 data center, which was located in the metropolitan New York City area. As of September 30, 2016, we owned the following properties:

•	11 operating data centers facilities;

•	Five phases of data center facilities currently under development; and

•	Six parcels of land and one shell building held for the future development of data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. Initially, we plan to target the two markets of Toronto, Canada and Portland, Oregon, each of which has limited wholesale data center supply and what we believe is a developing market with strong demand. In July 2016, we purchased a 46.7 acre parcel of land in the Portland market, and in September 2016, we purchased a shell building and associated land in the Toronto market. The building in Toronto is a former Toronto Star printing facility, and the shell is well-suited for development of our TOR1 data center.
The following table presents a summary of our operating properties as of October 1, 2016:
Operating Properties
As of October 1, 2016

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7	Ashburn, VA	2014-2016	446,000	238,000	87%	87%	41.6	90%	90%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2 Phases I/III	Elk Grove Village, IL	2015-2016	245,000	116,000	100%	100%	19.3	100%	100%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			3,225,000	1,606,000	97%	97%	279.6	98%	98%
Completed, not Stabilized
CH2 Phase II	Elk Grove Village, IL	2016	74,000	35,000	76%	76%	6.3	77%	77%
Subtotal – not stabilized			74,000	35,000	76%	76%	6.3	77%	77%
Total Operating Properties			3,299,000	1,641,000	97%	97%	285.9	97%	97%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of October 1, 2016 represent $367 million of base rent on a GAAP basis and $374 million of base rent on a cash basis over the next twelve months. Both amounts include $18 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under GAAP.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (One MW is equal to 1,000 kW).

Lease Expirations
As of October 1, 2016
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2016. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2016	—	—	—%	—	—%	—%
2017	4	33	2.1%	5,146	1.8%	1.9%
2018	20	177	11.1%	33,448	12.0%	12.7%
2019	25	316	19.9%	56,104	20.1%	21.8%
2020	15	182	11.4%	31,754	11.4%	11.6%
2021	16	284	17.9%	50,092	18.0%	17.1%
2022	10	140	8.8%	24,509	8.8%	8.8%
2023	8	92	5.8%	13,305	4.8%	4.3%
2024	8	112	7.0%	19,279	6.9%	7.3%
2025	4	47	3.0%	7,750	2.8%	3.5%
After 2025	13	207	13.0%	37,178	13.4%	11.0%
Total	123	1,590	100%	278,565	100%	100%

(1)	Represents 32 customers with 123 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of October 1, 2016.

Top 15 Customers
As of October 1, 2016

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of October 1, 2016:

	Customer	Number of Buildings	Number of Markets	Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	9	3	7.0	26.0%
2	Facebook	4	1	4.1	20.1%
3	Fortune 25 Investment Grade-Rated Company	3	3	4.2	11.1%
4	Rackspace	3	2	8.8	8.9%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.6	7.6%
6	Yahoo! (2)	1	1	1.6	6.0%
7	Server Central	1	1	4.9	2.5%
8	Fortune 50 Investment Grade-Rated Company	2	1	3.7	2.0%
9	Dropbox	1	1	2.3	1.6%
10	IAC	1	1	2.6	1.5%
11	Symantec	2	1	2.7	1.3%
12	GoDaddy	1	1	10.0	1.1%
13	UBS	1	1	8.8	1.0%
14	Anexio	3	1	7.3	0.9%
15	Sanofi Aventis	2	1	4.8	0.9%
Total					92.5%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of October 1, 2016.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

Same Store Analysis
As of September 30, 2016
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and nine months ended September 30, 2016. Same store properties represent those properties placed into service on or before January 1, 2015 and owned by the company as of September 30, 2016, which, as of September 30, 2016, include all of our operating properties except CH2, due to its first phase being placed into service in July 2015 and NJ1, due to it being sold in June 2016. Accordingly, same store properties represented 252.1 MW, or 91%, of the 277.7 MW of operating properties in service as of September 30, 2016. Same store, same capital properties represent those operating properties placed into service on or before January 1, 2015, were owned by the company as of September 30, 2016 and have less than 10% of additional critical load developed after January 1, 2015. Accordingly, our same store, same capital properties include all of our operating properties with the exception of CH2 and NJ1, for the reasons described above, ACC7, due to Phase II of this facility being placed into service in December 2015 and Phase III of this facility being placed in to service in June 2016, each of which increased the critical load of ACC7 by over 10%, and SC1, due to phase IIB of this facility being placed into service in May 2015, which increased the critical load at SC1 by over 10%. Same store, same capital properties represented 182.1 MW, or 66%, of the 277.7 MW of operating properties in service as of September 30, 2016.

Same Store Properties	Three Months Ended					Nine Months Ended
	30-Sep-16	30-Sep-15	% Change	30-Jun-16	% Change	30-Sep-16	30-Sep-15	% Change
Revenue:
Base rent	$80,466	$73,500	9.5%	$76,929	4.6%	$234,243	$212,576	10.2%
Recoveries from tenants	42,011	33,210	26.5%	39,215	7.1%	116,933	96,254	21.5%
Other revenues	573	395	45.1%	435	31.7%	1,427	1,135	25.7%
Total revenues	123,050	107,105	14.9%	116,579	5.6%	352,603	309,965	13.8%

Expenses:
Property operating costs	37,351	29,870	25.0%	35,022	6.7%	105,157	85,819	22.5%
Real estate taxes and insurance	4,445	4,286	3.7%	4,677	(5.0)%	13,208	13,525	(2.3)%
Other expenses	49	13	N/M	(50)	N/M	106	53	100.0%
Total expenses	41,845	34,169	22.5%	39,649	5.5%	118,471	99,397	19.2%

Net operating income (1)	81,205	72,936	11.3%	76,930	5.6%	234,132	210,568	11.2%

Straight-line revenues, net of reserve	794	2,534	N/M	1,338	N/M	339	8,325	N/M
Amortization of lease contracts above and below market value	(98)	(585)	N/M	(106)	(7.5)%	(320)	(763)	N/M

Cash net operating income (1)	$81,901	$74,885	9.4%	$78,162	4.8%	$234,151	$218,130	7.3%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2015 and excludes CH2. NJ1 is also excluded since it was sold in June 2016.

Same Store, Same Capital Properties	Three Months Ended					Nine Months Ended
	30-Sep-16	30-Sep-15	% Change	30-Jun-16	% Change	30-Sep-16	30-Sep-15	% Change
Revenue:
Base rent	$60,388	$60,271	0.2%	$59,518	1.5%	$180,153	$178,842	0.7%
Recoveries from tenants	29,024	24,427	18.8%	27,163	6.9%	81,440	73,684	10.5%
Other revenues	380	343	10.8%	360	5.6%	1,092	1,007	8.4%
Total revenues	89,792	85,041	5.6%	87,041	3.2%	262,685	253,533	3.6%

Expenses:
Property operating costs	26,300	22,210	18.4%	24,303	8.2%	73,976	65,893	12.3%
Real estate taxes and insurance	2,700	2,281	18.4%	2,995	(9.8)%	8,134	6,761	20.3%
Other expenses	17	9	N/M	(68)	N/M	52	29	79.3%
Total expenses	29,017	24,500	18.4%	27,230	6.6%	82,162	72,683	13.0%

Net operating income (1)	60,775	60,541	0.4%	59,811	1.6%	180,523	180,850	(0.2)%

Straight-line revenues, net of reserve	3,020	4,244	(28.8)%	3,538	(14.6)%	7,890	12,718	(38.0)%
Amortization of lease contracts above and below market value	(98)	(585)	N/M	(106)	(7.5)%	(320)	(763)	N/M

Cash net operating income (1)	$63,697	$64,200	(0.8)%	$63,243	0.7%	$188,093	$192,805	(2.4)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2015 and have less than 10% of additional critical load developed after January 1, 2015. Excludes CH2, SC1 and ACC7. NJ1 is also excluded since it was sold in June 2016.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Nine Months Ended
	30-Sep-16	30-Sep-15	% Change	30-Jun-16	% Change	30-Sep-16	30-Sep-15	% Change
Operating income	$56,380	$42,978	31.2%	$49,975	12.8%	$155,466	$119,098	30.5%

Add-back: non-same store operating loss	(418)	6,138	(106.8)%	2,315	(118.1)%	4,522	20,413	(77.8)%

Same Store:
Operating income	55,962	49,116	13.9%	52,290	7.0%	159,988	139,511	14.7%

Depreciation and amortization	25,243	23,820	6.0%	24,640	2.4%	74,144	71,057	4.3%

Net operating income	81,205	72,936	11.3%	76,930	5.6%	234,132	210,568	11.2%

Straight-line revenues, net of reserve	794	2,534	N/M	1,338	N/M	339	8,325	N/M
Amortization of lease contracts above and below market value	(98)	(585)	N/M	(106)	(7.5)%	(320)	(763)	N/M

Cash net operating income	$81,901	$74,885	9.4%	$78,162	4.8%	$234,151	$218,130	7.3%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Nine Months Ended
	30-Sep-16	30-Sep-15	% Change	30-Jun-16	% Change	30-Sep-16	30-Sep-15	% Change
Operating income	$56,380	$42,978	31.2%	$49,975	12.8%	$155,466	$119,098	30.5%

Less: non-same store operating (income) loss	(14,583)	(1,617)	N/M	(9,153)	59.3%	(31,837)	3,318	N/M

Same Store:
Operating income	41,797	41,361	1.1%	40,822	2.4%	123,629	122,416	1.0%

Depreciation and amortization	18,978	19,180	(1.1)%	18,989	(0.1)%	56,894	58,434	(2.6)%

Net operating income	60,775	60,541	0.4%	59,811	1.6%	180,523	180,850	(0.2)%

Straight-line revenues, net of reserve	3,020	4,244	(28.8)%	3,538	(14.6)%	7,890	12,718	(38.0)%
Amortization of lease contracts above and below market value	(98)	(585)	N/M	(106)	(7.5)%	(320)	(763)	N/M

Cash net operating income	$63,697	$64,200	(0.8)%	$63,243	0.7%	$188,093	$192,805	(2.4)%
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

Development Projects
As of September 30, 2016
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC7 Phase IV (6)	Ashburn, VA	96,000	52,000	8.2	$72,000 - $74,000	68,156	41%	49%
ACC9 Phase I	Ashburn, VA	163,000	90,000	14.4	126,000 - 132,000	29,718	—%	—%
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	126,000 - 132,000	29,156	—%	—%
CH2 Phase IV	Elk Grove Village, IL	9,000	7,000	1.2	8,000 - 8,600	7,574	100%	100%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	160,000 - 165,000	63,945	100%	100%
		542,000	303,000	54.2	492,000 - 511,600	198,549
Land/Shell Held for Development (7)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,248
ACC10	Ashburn, VA	270,000	130,000	27.0		8,017
ACC11	Ashburn, VA	150,000	80,000	16.0		4,775
CH3	Elk Grove Village, IL	305,000	160,000	25.6		11,071
OR1	Hillsboro, OR	489,000	245,000	48.0		6,023
OR2	Hillsboro, OR	489,000	245,000	48.0		6,022
TOR1	Vaughan, ON	600,000	223,000	46.0		43,479
		2,403,000	1,133,000	221.0		83,635
Total		2,945,000	1,436,000	275.2		$282,184

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

(5)
Amount capitalized as of September 30, 2016. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	ACC7 Phase IV was placed into service on October 1, 2016.

(7)	Amounts listed for gross building area, CRSF and critical load are estimates.
Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of critical power capacity that is made available to customers, rather than the amount of space that they occupy. During the nine months ended September 30, 2016, we executed 13 leases totaling 48.05 MW of critical load and 249,662 CRSF of space with a weighted average lease term of 12.7 years. These leases are expected to generate approximately $60.2 million of annualized GAAP base rent revenue, which is equivalent to a GAAP rate of approximately $105 per kW per month. Including estimated amounts of operating expense recoveries for those leases that are structured as triple-net leases, these leases are expected to generate approximately $76.1 million of annualized revenue before recovery of metered power, which results in a rate of approximately $132 per kW per month. These leases included the following:

•	Three leases at ACC7 Phase III comprising 11.52 MW of critical load and 68,408 CRSF,

•	Two pre-leases at ACC7 Phase IV comprising 4.00 MW of critical load and 21,363 CRSF,

•	One lease at CH2 Phase I comprising 0.58 MW, which was an increase in power related to an existing lease,

•	Two leases at CH2 Phase II comprising 3.42 MW of critical load and 17,830 CRSF,

•	Three leases at CH2 Phase III comprising 11.33 MW of critical load and 70,686 CRSF,

•	One pre-lease at CH2 Phase IV comprising 1.20 MW of critical load and 7,375 CRSF and

•	One pre-lease at SC1 Phase III comprising the entire 16.00 MW of critical load and 64,000 CRSF of this facility.
During the nine months ended September 30, 2016, we also extended the terms of seven leases totaling 6.68 MW and 40,443 CRSF by a weighted average term of 2.4 years. The lease terms that we extended were as follows:

•	One extension at ACC4 comprising 1.14 MW of critical load and 5,400 CRSF,

•	Two extensions at ACC5 comprising 3.42 MW of critical load and 16,400 CRSF,

•	One extension at ACC6 comprising 0.54 MW of critical load and 2,517 CRSF,

•	One extension at NJ1 comprising 0.28 MW of critical load and 1,385 CRSF and

•	Two extensions at VA3 comprising 1.30 MW of critical load and 14,741 CRSF.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which the customer's reimbursement for operating expenses is fixed with annual escalators, excluding increases to certain uncontrollable expenses. We believe the rental rates for full service leases will cover these operating expenses and will provide us with an adequate return on our investment. In 2016, we executed our first agreement under a full service structure. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs often are included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of October 1, 2016, our weighted average remaining lease term for commenced leases was approximately 5.6 years.

Available Data Center Inventory and Current Development Projects
As of October 27, 2016, our operating portfolio was 97% leased and commenced as measured by CRSF and critical load. We have also pre-leased 17.2 MW of available critical load, which will result in additional revenue for us as those leases commence over the next year. The opportunity for further revenue growth in the near term primarily depends on our ability to lease the vacant space in our operating portfolio and the space under development.
We have two data center facilities currently under development with a total of 28.8 MW of available critical load, none of which has been pre-leased, as follows:

•	ACC9 Phase I - 14.4 MW of available critical load, with completion expected in the second quarter of 2017; and

•	ACC9 Phase II - 14.4 MW of available critical load, with completion expected in the third quarter of 2017.
We are also developing CH2 Phase IV, with 1.2 MW of available critical load, with completion expected in the fourth quarter of 2016 and SC1 Phase III, with 16.0 MW of available critical load, with completion expected in the third quarter of 2017, but, because both of these developments are 100% pre-leased, there is no space available to lease in them.
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
In each of our operating properties, we have been able to lease space and power at rates that provide a favorable return on our investment in these facilities. Although rental rates have appeared to stabilize recently, our primary competitors are present in each of the markets in which we operate, resulting in significant competition in each of those markets. It is unclear to what extent this competition will adversely impact the rental rates in future periods, and, in turn, the rates of return of our investments. If the current market conditions were to continue through the terms of our existing leases, the rental rates of a number of leases in our portfolio could be impacted adversely if the existing customers were to either vacate the space or renegotiate the rental rate as a condition to their renewal of the lease. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets by approximately 7.5%, on average. Because the terms of the leases in our portfolio expire over a weighted average period of 5.6 years as of September 30, 2016, we cannot predict how the applicable base rents will compare to the market rates at the time that the terms of our leases expire. If we are unable to lease vacant space with rents equal to or above historic rates, the returns on our investments we have achieved to date at our operating properties would be impacted negatively.
For the seven lease term extensions executed during the nine months ended September 30, 2016, which comprises 6.68 MW and 40,443 CRSF, GAAP base rent was 3.4% higher than GAAP base rent prior to the extension. Compared to the cash base rental rate in effect when this extension was executed, cash base rent was 3.0% higher upon commencement of the renewal lease term.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “a la carte” services. Such services include the installation of circuits, racks, breakers and other customer requested items. The TRS generally charges customers for these services on a cost-plus basis. Because revenue generated by the TRS varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. However, we routinely assess the cash balance and future liquidity needs of the TRS in determining whether to distribute excess funds to the Company.

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of September 30, 2016, owned 84.5% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not an element of the Operating Partnership’s consolidated statement of operations.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Operating Revenue. Operating revenue for the three months ended September 30, 2016 was $134.3 million. This includes base rent of $88.6 million, tenant recoveries of $44.4 million and other revenue of $1.3 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $115.3 million for the three months ended September 30, 2015. The increase of $19.0 million, or 16.5%, was primarily due to increased revenue from placing CH2 Phases I-III and ACC7 Phases II-III into service and the 2015 write-off of the above/below market leases related to a former customer in bankruptcy, partially offset by the cessation of revenue at NJ1 due to its sale in June 2016, a decrease in base rent on the new lease at ACC2, a decrease in base rent from the customer who replaced a former bankrupt customer and a decrease in other income due to a decrease in a la carte projects for our customers performed by the TRS.

Operating Expenses. Operating expenses for the three months ended September 30, 2016 were $77.9 million, compared to $72.4 million for the three months ended September 30, 2015. The increase of $5.5 million, or 7.6%, was primarily due to increased operating costs from placing CH2 Phases I-III and ACC7 Phases II-III into service and a $1.1 million increase in general and administrative expenses driven by higher company headcount, partially offset by the cessation of operating expenses at NJ1 due to its sale in June 2016 and a decrease in other expenses due to a decrease in a la carte projects for our customers performed by the TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended September 30, 2016 was $14.0 million compared to interest expense of $12.6 million for the three months ended September 30, 2015. Total interest incurred for the three months ended September 30, 2016 was $15.7 million, of which $1.7 million was capitalized, as compared to $15.4 million for the corresponding period in 2015, of which $2.8 million was capitalized. The increase in total interest incurred was primarily due to an increase in LIBOR-based interest rates. The decrease in capitalized interest is from placing ACC7 Phases II-III and CH2 Phases II-III into service.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.2 million for the three months ended September 30, 2016, compared to none for the three months ended September 30, 2015. The loss was due to the write-off of fees related to the refinancing of our Unsecured Credit Facility and Unsecured Term Loan in July 2016.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $5.1 million for the three months ended September 30, 2016, compared to $4.5 million for the three months ended September 30, 2015. The increase of $0.6 million was primarily due to an increase in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended September 30, 2016 was $28.5 million compared to $19.1 million for the three months ended September 30, 2015. The increase of $9.4 million was primarily due to higher revenue and a decrease in preferred stock dividends resulting from the redemption of our Series A and Series B preferred stock and issuance of our Series C preferred stock, partially offset by higher interest expense and higher operating expenses, each described above, and the write off of offering costs of $3.7 million from the redemption of the remaining portion of the outstanding shares of our Series B preferred stock.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Revenue. Operating revenue for the nine months ended September 30, 2016 was $387.0 million. This includes base rent of $254.5 million, tenant recoveries of $124.8 million and other revenue of $7.7 million, including revenue from a la carte projects for our customers performed by the TRS. This compares to revenue of $336.5 million for the nine months ended September 30, 2015. The increase of $50.5 million, or 15.0%, was primarily due to increased revenue from placing SC1 Phase IIB, CH2 Phases I-III, and ACC7 Phases II-III into service and the 2015 write-off of the above/below market leases related to a former customer in bankruptcy, partially offset by the cessation of revenue at NJ1 due to its sale in June 2016, a decrease in the base rent on the new lease at ACC2, a decrease in base rent from the customer who replaced a former bankrupt customer and a decrease in other income due to a decrease in a la carte projects for our customers performed by the TRS.
Operating Expenses. Operating expenses for the nine months ended September 30, 2016 were $231.5 million, compared to $217.4 million for the nine months ended September 30, 2015. The increase of $14.1 million, or 6.5%, was primarily due to increased operating costs from placing SC1 Phase IIB, CH2 Phases I-III, and ACC7 Phases II-III into service and a $3.1 million increase in general and administrative expenses driven by a higher company headcount, partially offset by the cessation of operating expenses at NJ1 due to its sale in June 2016 and a decrease in other expenses due to a charge of $5.6 million in the first quarter of 2015 for severance compensation and the acceleration of unvested equity awards associated with the departure of our former chief executive officer and a decrease in a la carte projects for our customers performed by the TRS.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the nine months ended September 30, 2016 was $38.8 million compared to interest expense of $31.2 million for the nine months ended September 30, 2015. Total interest incurred for the nine months ended September 30, 2016 was $47.0 million, of which $8.2 million was capitalized, as compared to $40.3 million for the corresponding period in 2015, of which $9.1 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers and higher rates due to the completion of the offering of the Unsecured Notes due 2023 in June 2015 and an increase in LIBOR-based interest rates.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $1.2 million for the nine months ended September 30, 2016, compared to none for the nine months ended September 30, 2015. The loss of was due to the write-off of fees related to the refinancing of our Unsecured Credit Facility and Unsecured Term Loan in July 2016.

Gain on Sale of Real Estate. Gain on sale of real estate was $22.8 million for the nine months ended September 30, 2016, compared to none for the nine months ended September 30, 2015. The gain was recognized on the sale of NJ1. We recognized an impairment loss in the fourth quarter of 2015 for NJ1.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $18.1 million for the nine months ended September 30, 2016, compared to $12.9 million for the nine months ended September 30, 2015. The increase of $5.2 million was primarily due to an increase in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the nine months ended September 30, 2016 was $90.2 million compared to $54.5 million for the nine months ended September 30, 2015. The increase of $35.7 million was primarily due to higher revenue and the gain on the sale of NJ1, partially offset by higher interest expense and higher operating expenses, each described above, and the write off of $12.5 million in offering costs from the redemption of all of the outstanding shares of our Series A and Series B preferred stock.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the nine months ended September 30, 2016 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net cash provided by operating activities increased by $6.5 million, or 3.4%, to $197.9 million for the nine months ended September 30, 2016, as compared to $191.4 million for the corresponding period in 2015. The increase was due to an increase in income excluding the gain on sale of NJ1 and an increase in prepaid rent and other liabilities, partially offset by an increase in prepaid expenses and other assets and accounts payable and accrued liabilities.
Net cash used in investing activities decreased by $32.1 million or 18.4% to $142.3 million for the nine months ended September 30, 2016 compared to $174.4 million for the corresponding period in 2015. The decrease is due to $123.5 million in net proceeds received from the sale of NJ1, partially offset by increases of $73.3 million in real estate acquisitions, $25.6 million in expenditures for projects under development and $1.5 million in improvements to real estate due to costs incurred at ACC2 to prepare the space for its new customer. During the nine months ended September 30, 2016, cash used for development was primarily for the construction of CH2 Phases II-IV, ACC7 Phases III-IV, ACC9 Phase I and SC1 Phase III. Real estate acquisition costs included a $41.9 million purchase of a shell building and associated land in Vaughan, Ontario for the future development of our TOR1 data center, including settlement charges, a $20.2 million purchase of two parcels of undeveloped land in Ashburn, Virginia, which we are using for the current development of our ACC9 data center, the future development of a data center to be known as ACC10 and the future development of either a powered base shell or a build-to-suit data center to be known as ACC11, and an $11.2 million purchase of land in Hillsboro, Oregon for the future development of our OR1 and OR2 data centers. During the nine months ended September 30, 2015, cash used for development was primarily for the construction of CH2 Phase I, CH2 Phase II, ACC7 Phase II, ACC7 Phase III and SC1 Phase IIB and an $8.6 million purchase of land in Elk Grove Village, Illinois that will be used for the future development of CH3.
Net cash used in financing activities was $25.0 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $21.2 million in the corresponding period in 2015. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of $351.3 million used to redeem all the outstanding shares of our Series A and Series B preferred stock, $143.6 million paid for dividends and distributions,$5.6 million in financing costs paid in connection with the amended and restated credit agreement, $2.5 million in principal repayments on our ACC3 term loan and $2.3 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover the withholding obligations upon the vesting of equity-based awards, partially offset by $275.5 million in net proceeds from the issuance of common stock, $194.3 million in net proceeds from the issuance of Series C preferred stock and $10.6 million in proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2015  consisted of $248.0 million in proceeds from the issuance of our Unsecured Notes due 2023 in June 2015 and $120.0 million of advances under our Unsecured Credit Facility, partially offset by $180.0 million in repayments on our Unsecured Credit Facility, $122.5 million paid for dividends and distributions, $31.9 million used for repurchases of our common stock, $7.6 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of performance shares, restricted common stock and grants of unrestricted common stock and $4.7 million in financing costs paid in connection with the issuance of the Unsecured Notes due 2023 and the amendment of our Unsecured Credit Facility.

Market Capitalization
The following table sets forth our total market capitalization as of September 30, 2016:
Capital Structure as of September 30, 2016
(in thousands except per share data)

Line of Credit				$—
Mortgage Notes Payable				112,500
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,212,500	23.8%
Common Shares	85%	75,576
Operating Partnership (“OP”) Units	15%	13,810
Total Shares and Units	100%	89,386
Common Share Price at September 30, 2016		$41.25
Common Share and OP Unit Capitalization			$3,687,173
Preferred Stock ($25 per share liquidation preference)			201,250
Total Equity				3,888,423	76.2%
Total Market Capitalization				$5,100,923	100.0%
Capital Resources
The development of wholesale data centers is capital intensive. Such development not only requires us to make substantial capital investments, but also increases our operating expenses, which negatively impacts our cash flows from operations until leases are executed and we begin to collect cash rents from these leases. In addition, because DFT has elected to be taxed as a REIT for federal income tax purposes, we are required to distribute at least 90% of our taxable income, excluding any net capital gain, to our stockholders annually. Accordingly, we fund a portion of the cost of data center development from additional capital because cash provided by operating activities is not sufficient to fund our development costs after we make the required dividends and distributions to our stockholders and unitholders.
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
In March 2016, we completed a secondary underwritten public offering of 7,613,000 shares of common stock, at a public offering price of $37.75 per share. Net proceeds from the offering were $275.5 million, after deducting the underwriting discount and other offering expenses.
In May 2016, we completed an underwritten public offering of 8,050,000 shares of Series C cumulative redeemable perpetual preferred stock at a public offering price of $25.00 per share. Net proceeds from the offering were $194.3 million, after deducting the underwriting discount and other offering expenses.
In June 2016, we sold our NJ1 data center facility for a purchase price of $125.0 million. Net proceeds from the sale were approximately $123.5 million after deducting selling costs.
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

Debt Summary as of September 30, 2016 and December 31, 2015
($ in thousands)

	September 30, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$112,500	9%	2.1%	1.5	$115,000
Unsecured	1,100,000	91%	4.9%	5.4	1,100,000
Total	$1,212,500	100%	4.7%	5.1	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	49%	5.9%	5.0	$600,000
Unsecured Notes due 2023 (2)	250,000	21%	5.6%	6.7	250,000
Fixed Rate Debt	$850,000	70%	5.8%	5.5	$850,000
Floating Rate Debt:
Unsecured Credit Facility	—	—%	—%	3.8	—
Unsecured Term Loan	250,000	21%	2.0%	5.3	250,000
ACC3 Term Loan	112,500	9%	2.1%	1.5	115,000
Floating Rate Debt	362,500	30%	2.0%	4.1	365,000
Total	$1,212,500	100%	4.7%	5.1	$1,215,000
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.7 million.

Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of September 30, 2016 (in thousands):

	September 30, 2016
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$—	$—	N/A	$—
ACC3 Term Loan	112,500	—	(625)	111,875
Unsecured Term Loan	250,000	—	(1,017)	248,983
Unsecured Notes due 2021	600,000	—	(8,312)	591,688
Unsecured Notes due 2023	250,000	(1,722)	(3,234)	245,044
Total	$1,212,500	$(1,722)	$(13,188)	$1,197,590
Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks (the "Amended and Restated Credit Agreement") that includes the following:

•	an unsecured revolving credit facility with a total commitment of $750 million (the "Unsecured Credit Facility"); and

•	an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million (the ("Unsecured Term Loan").
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
We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of September 30, 2016.
The Unsecured Credit Facility matures on July 25, 2020.
We may elect to have borrowings under the Unsecured Credit Facility bear interest at either LIBOR or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
The applicable margin is currently set at pricing Level 1. The terms of the Unsecured Credit Facility provide for the adjustment of the applicable margin from time to time according to the ratio of the Operating Partnership’s total indebtedness to gross asset value in effect from time to time.
In the event we receive an investment grade credit rating, borrowings under the Unsecured Credit Facility will bear interest based on the table below.

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
Following the receipt of such investment grade rating, the terms of the Unsecured Credit Facility provide for the adjustment of the applicable margin from time to time according to the rating then in effect.
The amount available for borrowings under the Unsecured Credit Facility is determined according to a calculation comparing the value of certain unencumbered properties designated by the Operating Partnership at such time relative to the amount of the Operating Partnership's unsecured debt. Up to $35 million of the borrowings under the Unsecured Credit Facility may be used for letters of credit.

As of September 30, 2016, we had no letters of credit outstanding and no borrowings outstanding under this Unsecured Credit Facility.

The Unsecured Term Loan matures on January 21, 2022.
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

ACC3 Term Loan

We have a $112.5 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.

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
We were in compliance with all of the covenants under the ACC3 Term Loan as of September 30, 2016.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9 and CH2 data centers, the ACC8, ACC10, ACC11, CH3, OR1 and OR2 parcels of land, the TOR1 shell building and land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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

The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of September 30, 2016.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of September 30, 2016.

A summary of our debt maturity schedule as of September 30, 2016 is as follows:
Debt Maturity as of September 30, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2016	$—		$1,250	(4)	$1,250	0.1%	2.1%
2017	—		8,750	(4)	8,750	0.7%	2.1%
2018	—		102,500	(4)	102,500	8.5%	2.1%
2019	—		—		—	—%	—%
2020	—		—		—	—%	—%
2021	600,000	(2)	—		600,000	49.5%	5.9%
2022	—		250,000	(5)	250,000	20.6%	2.0%
2023	250,000	(3)	—		250,000	20.6%	5.6%
Total	$850,000		$362,500		$1,212,500	100.0%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.7 million as of September 30, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations	$1,250	$111,250	$—	$1,100,000	$1,212,500
Interest on long-term debt obligations	9,394	115,420	111,881	75,832	312,527
Construction costs payable	46,549	—	—	—	46,549
Commitments under development contracts	80,731	—	—	—	80,731
Commitment under land purchase agreement	10,000	—	—	—	10,000
Operating leases	175	1,459	1,578	2,613	5,825
Total	$148,099	$228,129	$113,459	$1,178,445	$1,668,132

Off-Balance Sheet Arrangements
As of September 30, 2016, the Company did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures
The following table presents our reconciliations of net income to NAREIT funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and adjusted funds from operations, or AFFO.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$40,966	$30,393	$138,220	$87,867
Depreciation and amortization	27,493	26,433	79,659	77,645
Less: Non real estate depreciation and amortization	(221)	(202)	(615)	(503)
Gain on sale of real estate	231	—	(22,833)	—
NAREIT FFO	68,469	56,624	194,431	165,009
Preferred stock dividends	(3,630)	(6,811)	(17,405)	(20,433)
Issuance costs associated with redeemed preferred shares	(3,668)	—	(12,495)	—
NAREIT FFO attributable to common shares and common units	61,171	49,813	164,531	144,576
Severance expense and equity acceleration	—	546	891	6,124
Loss on early extinguishment of debt	1,232	—	1,232	—
Issuance costs associated with redeemed preferred shares	3,668	—	12,495	—
Normalized FFO attributable to common shares and common units	66,071	50,359	179,149	150,700
Straight-line revenues, net of reserve	(133)	4,260	(1,174)	13,410
Amortization and write-off of lease contracts above and below market value	(98)	(585)	(320)	(763)
Compensation paid with Company common shares	1,581	1,326	4,871	3,955
Non real estate depreciation and amortization	221	202	615	503
Amortization of deferred financing costs	1,016	904	2,780	2,240
Improvements to real estate	(874)	(1,185)	(3,972)	(2,433)
Capitalized leasing commissions	(184)	(14)	(3,634)	(2,026)
AFFO attributable to common shares and common units	$67,600	$55,267	$178,315	$165,586
NAREIT FFO attributable to common shares and common units per share – diluted	$0.68	$0.61	$1.88	$1.78
Normalized FFO attributable to common shares and common units per share – diluted	$0.73	$0.62	$2.04	$1.85
Weighted average common shares and common units outstanding – diluted	90,056,833	81,066,670	87,721,185	81,429,886

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We will be required to apply the new standard in the first quarter of 2018, and although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We expect that the result of this change will have an immaterial effect on our financial position or results of operations. We currently do not believe the standard will have a material impact on how we recognize revenues from our recoveries from tenants in the accompanying consolidated statement of operations.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We will be required to apply the new standard in the first quarter of 2019. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material effect impact our financial position or results of operations.
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
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility all currently bear interest at a rate equal to LIBOR plus an applicable margin. If interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of September 30, 2016 would decrease future net income and cash flows by $3.6 million annually, less the impact of capitalization of interest incurred on net income. Because one month LIBOR was approximately 0.52% at September 30, 2016, a decrease of 0.52% would increase future net income and cash flows by $1.9 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of September 30, 2016, 70% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
In addition, expansion into new markets will subject us to risks, including unanticipated costs, associated with obtaining access to a sufficient amount of power from local utilities with whom we have little or no experience, including risks and costs related to the need, in some cases, to develop utility substations on our properties in order to accommodate our power needs; risks related to constraints on the amount of electricity that a particular locality’s power grid is capable of providing at any given time, and risks and costs associated with the negotiation of long-term power contracts with unfamiliar utility providers. We cannot assure you that we will be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or in volumes sufficient to supply the requisite power for our development properties would have a material adverse effect on our growth and results of operations and financial condition.
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
As with the development of our other data centers, the development of data centers in new markets is subject to certain risks that could result in a delay in completion or the failure to complete the project, including, but not limited to, risks related to financing, zoning, environmental and other regulatory approvals, and construction costs. We cannot assure you that we will be able to successfully develop a data center or that we will be able to lease up our data centers once they are developed. If we are unable to successfully develop a data center on the land that we own in Hillsboro, Oregon or the Greater Toronto Area or in any of the other planned expansion markets, our ability to implement our business strategy may be adversely affected, which, in turn, could have a material adverse effect on our financial condition and results of operation.
Ownership of properties located outside of the United States subjects us to foreign currency and related risks which may adversely impact our ability to make distributions.
We have plans to own, develop and operate properties located outside of the United States, primarily in the Greater Toronto Area of Ontario, Canada. The ownership of properties located outside of the United States subjects us to risk from fluctuations in exchange rates between the Canadian dollar and the U.S. dollar. Changes in the relation of the Canadian dollar to the U.S. dollar will affect our revenues and operating margins, may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt obligations.
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

10.1
First Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 28, 2016 (Registration No. 001-33748)).

10.2
First Amended and Restated Guaranty, dated as of July 25, 2016, by DuPont Fabros Technology, Inc., Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Ventures LLC, Xeres Management LLC, Xeres Ventures LP and Fox Properties LLC for the benefit of the Agent and the Lenders. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 28, 2016 (Registration No. 001-33748)).

10.3*	First Amendment to 2011 Equity Incentive Plan.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	October 27, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	October 27, 2016	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
First Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among DuPont Fabros Technology, L.P., as Borrower, KeyBank National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 28, 2016 (Registration No. 001-33748)).

10.2
First Amended and Restated Guaranty, dated as of July 25, 2016, by DuPont Fabros Technology, Inc., Grizzly Ventures LLC, Lemur Properties LLC, Porpoise Ventures LLC, Rhino Equity LLC, Tarantula Ventures LLC, Xeres Management LLC, Xeres Ventures LP and Fox Properties LLC for the benefit of the Agent and the Lenders. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on July 28, 2016 (Registration No. 001-33748)).

10.3*	First Amendment to 2011 Equity Incentive Plan.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.