Form 10-K
period 2016-12-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2017-02-23
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2016.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

401 9th Street NW, Suite 600 Washington, D.C.	20004
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 728-0044
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.001 par value per share 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange New York Stock Exchange
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
(DuPont Fabros Technology, L.P. only)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common shares held by non-affiliates of the registrant was $3,561 million as of June 30, 2016.
As of February 17, 2017, there were 77,498,011 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference
Portions of the Company's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than May 1, 2017, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of December 31, 2016, DFT owned 84.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse general or local economic or real estate conditions in our markets or the technology industry, including a continued and prolonged economic downturn;

•	failure to lease available space in our properties on a timely basis or at favorable net effective rental rates;

•	decreased rental rates or rates of return on our investments, increased vacancy rates or customer bankruptcies;

•	defaults on or non-renewal of leases by customers, including by our two largest customers that accounted for 25.4% and 20.2%, respectively, of our annualized base rent as of December 31, 2016;

•	failure to collect customer obligations and note receivables;

•	failure to obtain necessary financing, extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	increased interest rates;

•	financial market fluctuations, including disruptions in the financial and credit markets and the availability of capital and other financing;

•
the risks commonly associated with the acquisition of development sites, construction and development of new facilities (including delays and/or cost increases associated with the completion of new developments), risks relating to obtaining required permits and compliance with permitting, zoning, land-use and environmental requirements;

•	the failure to qualify and maintain qualification as a real estate investment trust, or REIT;

•	adverse changes in tax laws;

•	environmental uncertainties;

•	risks related to natural disasters; and

•	changes in real estate and zoning laws.
For a detailed discussion of certain risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	BUSINESS
DuPont Fabros Technology, Inc. (“DFT”) is a fully integrated, self-administered and self-managed real estate investment trust, or REIT, that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2016, owned 84.9% of the common economic interest in, DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 11 data centers have a total of 3.3 million gross square feet and 287 megawatts of power available to our customers to operate their servers and computing equipment. For the year ended December 31, 2016, we generated $528.7 million of total revenues, net income of $181.4 million and cash provided by operating activities of $290.0 million. As of December 31, 2016, we had total assets of $3.0 billion.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of January 1, 2017:

•	We had 32 customers with 124 different lease expirations, with only 14.2% of these expirations occurring over the next two years as measured by annualized base rent;

•	The weighted average remaining term of our leases at our operating data centers was 5.4 years; and

•	We served five of the Fortune 25 and 20 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California. We have acquired property and have plans to expand into two new markets - the greater Toronto area, and the Portland, Oregon metropolitan area. Each of our current and expansion markets has significant electrical power availability and hubs of extensive fiber network connectivity. As of December 31, 2016, we owned the following properties:

•	11 operating data centers facilities;

•	Five phases of existing data center facilities under development;

•	One shell of a data center currently under development;

•	Two data center facilities with a phase or phases available for future development; and

•	Parcels of land held for future development of four data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio.
We derive substantially all of our revenue from rents received from customers. For most of our customers, and we believe for most potential wholesale data center customers, the amount of available power is the primary factor used to evaluate their data center requirements. Consequently, rents under our leases are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. The term “critical load” is used to indicate that portion of each facility's total power capacity that is made available for the exclusive use of its customers to operate their computer servers. Accordingly, throughout this Form 10-K, we discuss our operations in terms of available critical load because it is one of the primary metrics that we use to manage our business. We also provide information relating to each facility's total gross building area and its computer room square feet ("CRSF"), which is the net rentable area of each of our facilities.
We also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.

DFT was formed on March 2, 2007 under the laws of the State of Maryland and is headquartered in Washington, D.C. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) trades on the NYSE under the symbol “DFTPrC.”
Market Opportunity
The data center market in North America is highly fragmented with more than 500 companies providing different forms of multi-tenant data center services, although not all data center providers serve the wholesale segment of the data center market. Wholesale data center providers lease large amounts of space, which can range in size from 2,500 to 50,000 square feet or more, and make available large amounts of power, which can range from 250 kilowatts to 10 MW or more, to a limited number of customers. Typically, in wholesale data centers, each customer’s space is segregated with cages or in separate rooms within the data center, commonly referred to as computer rooms or pods. Also, typically, each customer owns and operates its own servers and related computer equipment. This model gives customers the flexibility to design their own server layout and manage the operation of their servers; generally offers greater power within a single data center facility, which provides savings on the cost to operate the data center infrastructure through economies of scale; and provides secure facilities with security and technical staff on-site 24 hours a day, seven days a week to protect and support the critical business processes of the customers operating their servers.
We believe that the growth trends in the data center market, the cloud, Internet traffic and Internet-based services, combined with cost advantages in outsourcing data center requirements, provide attractive growth opportunities for us. The compound annual growth rate of North American data center market revenue from 2015 through 2020 is expected to be approximately 10.9% based on annual forecast data in the Multi-Tenant Datacenter Global Providers 2016 report published by 451 Research in October 2016. We believe that this growth is the result of significant growth of the Internet, cloud and data storage. According to the Cisco Visual Networking Index (VNI) 2015-2020 White Paper, global Internet traffic is expected to increase at a compound annual growth rate of 22%, mobile data traffic is expected to increase at a compound annual growth rate of 53%, and global video traffic is expected to increase at a compound annual growth rate of 31% from 2015 to 2020.
We believe that companies can realize numerous advantages by outsourcing their data center requirements to wholesale providers, rather than building and operating their own data center facilities. Over our operating history, we have observed that large, wholesale data center facilities offer economies of scale that result in lower operating costs, as compared to the cost to operate smaller facilities. We believe that only companies with very large computing requirements can realize these economies from developing, owning and operating their own data center facilities. We also believe that these advantages in outsourcing data center requirements, combined with the expected growing trends for traffic, provide an opportunity for us to grow our data center portfolio and realize attractive rates of return on the investments in our facilities.
Business Strategy
Our goal is to diversify our customer base and improve our profitability by expanding our geographic presence and supplementing our portfolio with flexible wholesale products. We will continue to serve the wholesale segment of the data center market exclusively. We will capitalize on our exceptional skill in data center design, development and operations as we build-out our development pipeline and maximize cash flow from our existing properties. Specifically, we will expand our geographic presence; diversify our portfolio with flexible wholesale products to meet a variety of power density, redundancy and deployment needs and continue to prudently build-out our development pipeline.
Expand Our Geographic Presence. Our primary focus in the past has been to develop and lease data center space in the three markets in which we operate. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. We plan to target two new markets that we believe will satisfy demand of wholesale customers. Initially, we intend to focus our development efforts in the Toronto, Ontario and Portland, Oregon markets, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market in these markets is in its infancy.
In July 2016, we purchased a 46.7 acre parcel of land in the Portland market, and in September 2016, we purchased a shell building and associated land in the Toronto market. The building in Toronto is a former Toronto Star printing facility, and the shell is well-suited for development of our TOR1 data center. We have begun development of Phase IA of TOR1 and expect to deliver this phase later in 2017.
Diversify our portfolio with flexible wholesale products to meet a variety of power density, redundancy and deployment needs. The data center requirements of prospective customers vary greatly between the Internet, cloud and technology industries, on the one hand, and enterprises, on the other. There are three key areas where customer requirements vary:

•
Power Density, which is the amount of power available in a fixed amount of space. Many Internet, cloud and technology customers require “high-density” space, or a large amount of power relative to the space, while many enterprise customers require “low density” space, or a smaller amount of power relative to the space. Our more recent data center facility designs (ACC6 Phase II, ACC7, ACC9, CH2, CH3 and SC1 Phase II) provide some flexibility to meet different customers’ density requirements, but we have developed a new design that will enable us to meet a larger variety of density requirements for different customers within a single facility. This new design will be deployed in the Toronto, Ontario and Portland, Oregon markets.

•
Redundancy, which means the number of additional power distribution, cooling units and back-up diesel engine generators included in a facility design to back-up units that are off-line for maintenance or due to a malfunction. Each of our current operating data center facilities are designed with “N+2” redundancy, which means that our facilities include two sets of power distribution systems and back-up diesel engine generators in addition to the number of these sets of units necessary to provide the power contracted by our customers. Our facilities also have this level of redundancy for our mechanical plants, which regulate the environment of the computer rooms leased by our customers. We believe that some customers require N+1 redundancy or less, and that a few customers may require redundancy more robust than N+2. Consequently, we have developed a new data center design that will enable us to meet diverse redundancy requirements of potential customers within a single facility. This new design will be deployed in the Toronto, Ontario and Portland, Oregon markets. Additionally, our CH3 and ACC10 data centers while based on our current design will be developed with N+1 redundancy.

•
Deployment needs, which relates to the time that it takes to construct a phase of a facility and ready it for a customer’s operations. Although we generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility - commonly known as developing “on speculation” - we have found that customers often need data center space within very specific, and often short, time frames. Although our current data center development time lines allow for rapid deployment of computer room space, we have completed a new design that we believe will improve our development times and allow us to meet specific customer requirements for available computer room space.

Continue to prudently build-out our development pipeline. We determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our development projects as of December 31, 2016 included:

•	ACC9 Phase I - 14.4 MW of available critical load which was 20% pre-leased as of February 23, 2017, with completion expected in the second quarter of 2017;

•	ACC9 Phase II - 14.4 MW of available critical load with completion expected in the third quarter of 2017;

•	SC1 Phase III - 16.0 MW of available critical load which was 100% pre-leased, with completion expected in the third quarter of 2017;

•	TOR1 Phase IA - 6.0 MW of available critical load with completion expected in the third quarter of 2017;

•	CH3 Phase I - 13.6 MW of available critical load with completion expected in the first quarter of 2018; and

•	ACC10 shell is currently in development. Building the shell now will allow us to deliver phases I and II quicker as demand warrants.
The remaining phases of TOR1, comprising 28.5 MW, and the second phase of CH3, comprising 13.6 MW, are being held for future development. We also own parcels of land available to develop four additional data centers, two of which are in the Ashburn, Virginia market and the other two are in the Portland, Oregon market.
Competitive Strengths
We believe that we distinguish ourselves from other data center providers through the following competitive strengths:
Long-term leases to industry-leading customers with strong credit. Our customer base includes leading national and international technology companies. As of January 1, 2017, our two largest customers, Microsoft Corporation and Facebook, Inc., which are currently under long term leases with staggered lease expirations, accounted for 25.4% and 20.2%, respectively, of our annualized base rent. We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which both the monthly base rent and a fee for the property-level operating expenses are fixed, at rates which we believe will cover these operating expenses and will provide us with an adequate return on our investment. We signed twelve triple net leases and two full service leases in 2016. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space, and generally provide for annual increases of base rent - either a flat rate of about 2-3% or based on the consumer price index. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs are often included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of January 1, 2017, our weighted average remaining lease term was approximately 5.4 years.
Data centers strategically located with high power capacity. We own operating facilities and properties available for data center development in the Northern Virginia, suburban Chicago, Illinois and Santa Clara, California markets, each of which is located near sources of abundant and relatively inexpensive power, major population centers and significant fiber optic networks. We believe that these locations help attract and retain customers because access to less expensive power yields significant cost savings for our customers, and the proximity to large population centers enhances performance by reducing latency, which is the time it takes a packet of information to reach the end user. We are expanding into the Toronto, Ontario and Portland, Oregon markets, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market there is in its infancy.
Strong development track record and pipeline. We currently own and operate 11 data centers. As of December 31, 2016, eight of these facilities were 100% leased, and 97% of our operating portfolio was leased based on critical load. We believe that our in-house development expertise, together with our relationships with contractors who are experienced in the construction of data centers, gives us a significant advantage over those of our competitors who are required to rely exclusively on third parties to develop, lease and maintain their properties. We currently have undeveloped property or parcels of land suitable for data center development in our Northern Virginia and Portland, Oregon markets.
Properties
Operating Properties
For the year ended December 31, 2016, we executed 14 leases totaling 50.93 MW of critical load and 267,662 CRSF with a weighted average lease term of 12.2 years. In addition, for the year ended December 31, 2016, we extended the terms of eight leases that comprise a total of 7.97 MW of critical load and 54,139 CRSF for a weighted average of 2.3 years. The weighted average base rent, measured on a generally accepted accounting principles ("GAAP") basis, for all of the leases that have commenced at our operating properties as of December 31, 2016, was $102 per kilowatt per month. This amount excludes operating expenses.
The following table presents a summary of our operating properties as of January 1, 2017:
Operating Properties
As of January 1, 2017

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 (6)	Ashburn, VA	2014-2016	446,000	238,000	87%	87%	41.6	90%	90%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2	Elk Grove Village, IL	2015-2016	328,000	158,000	95%	95%	26.8	95%	95%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			3,308,000	1,648,000	97%	97%	287.1	97%	97%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2017 represent $371 million of base rent on a GAAP basis and $379 million of base rent on a cash basis over the next twelve months. Both amounts include $19 million of revenue from management fees over the next twelve months.

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

(6)	As of February 23, 2017, ACC7 is 100% leased and commenced based on critical load and 98% leased and commenced based on CRSF.
Customer Diversification
As of January 1, 2017, our operating property portfolio had 32 data center customers with 124 different lease expiration dates. As of January 1, 2017, our largest customer, Microsoft, accounted for 25.4% of our annualized base rent. As of January 1, 2017, we had commenced leases with Microsoft in nine of our data centers with 29 lease expiration dates ranging from December 31, 2017 to September 30, 2031 and options by Microsoft to renew six of these lease expiration dates from six months to five years, 12 expiration dates for five years and two expiration dates from one to five years. Nine of these lease expiration dates have no renewal options. In addition, Microsoft has early termination options for six of its lease expiration dates. For one expiration date, Microsoft has the right to make a termination payment and terminate this lease on either March 31, 2021 or March 31, 2026. This lease is shown as expiring in 2021 in the Lease Expiration Table. For three other expiration dates, Microsoft has the right to make a termination payment and terminate these leases on either June 30, 2026 or July 31, 2026. For two other lease expiration dates, Microsoft has the right to make a termination payment and terminate these leases on September 30, 2026. These last five expiration dates are shown as expiring in 2031 in the Lease Expiration Table after taking into account the termination payment options relative to the remaining payments due under each lease. Please visit www.microsoft.com to obtain this customer's SEC filed financial information.
As of January 1, 2017, our second largest customer, Facebook, accounted for 20.2% of our annualized base rent. As of January 1, 2017, we had commenced leases with Facebook in four of our data centers with 17 lease expiration dates ranging from June 30, 2018 to February 28, 2023 and an option by Facebook to renew the term of the lease of any computer room by a duration of between 6 months and 5 years. Facebook has the right to decrease the term of the lease of each of nine of its existing computer rooms in ACC5, each with 2.28 MW of available critical load, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.

The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2017:
Top 15 Customers
As of January 1, 2017

	Customer	Number of Buildings	Number of Markets	Average Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	9	3	6.7	25.4%
2	Facebook	4	1	3.9	20.2%
3	Fortune 25 Investment Grade-Rated Company	3	3	4.0	11.2%
4	Rackspace	3	2	8.6	9.0%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.5	8.0%
6	Yahoo! (2)	1	1	1.3	6.0%
7	Server Central	1	1	4.6	2.5%
8	Fortune 50 Investment Grade-Rated Company	2	1	3.9	1.9%
9	Dropbox	1	1	2.0	1.6%
10	IAC	1	1	2.3	1.5%
11	Symantec	2	1	2.5	1.3%
12	GoDaddy	1	1	9.8	1.1%
13	UBS	1	1	8.5	1.0%
14	Anexio	3	1	7.0	1.0%
15	Sanofi Aventis	2	1	4.5	0.8%
Total					92.5%

(1)	Annualized base rent represents monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2017.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

For revenue information for our top customers for the last three years, see Note 5 to the Company's consolidated financial statements included herein.

Lease Expirations
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2017. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.
Lease Expirations
As of January 1, 2017

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2017 (4)	3	19	1.2%	3,846	1.4%	1.6%
2018	20	177	11.1%	33,448	12.0%	12.6%
2019	26	330	20.7%	57,404	20.4%	22.0%
2020	15	182	11.4%	31,754	11.4%	11.7%
2021	16	284	17.8%	50,092	17.9%	17.3%
2022	10	140	8.8%	24,509	8.8%	8.9%
2023	8	92	5.8%	13,305	4.7%	4.3%
2024	8	112	7.0%	19,279	6.9%	6.8%
2025	4	47	2.9%	7,750	2.8%	3.4%
2026	6	50	3.1%	10,134	3.6%	4.0%
After 2026	8	164	10.2%	28,244	10.1%	7.4%
Total	124	1,597	100%	279,765	100%	100%

(1)	Represents 32 customers with 124 lease expiration dates. One additional customer has executed a pre-lease at ACC9 and will be our 33rd customer.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2017.

(4)
A customer at ACC4 whose lease expires on July 31, 2017 has informed us that they do not intend to renew this lease. This lease is for 1.14 MW and 5,400 CRSF. Additionally, a customer at ACC6, whose lease expires on August 31, 2017, has informed us that they do not intend to renew this lease. This lease is for 0.54 MW and 2,523 CRSF. These leases total 0.9% of Annualized Base Rent. We are marketing these computer rooms for re-lease.

As of January 1, 2017, our operating property portfolio had 32 data center customers with 124 lease expiration dates. As of January 1, 2017, as described above, we had leases with our largest customer that have 29 lease expiration dates ranging from December 31, 2017 to September 30, 2031, with various renewal rights and, with respect to six lease expiration dates, an option to terminate the lease prior to the expiration date. Also, as discussed above, as of January 1, 2017, we had leases with our second largest customer that have 17 lease expiration dates ranging from June 30, 2018 to February 28, 2023, with various renewal rights and, with respect to its ACC5 lease, an option to decrease the term of the lease of each of nine of its existing computer rooms, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.
Some leases with certain other customers include options to terminate leases prior to the expiration date. For instance, as of January 1, 2017, we had commenced leases with our third largest customer in three of our data centers with 12 expiration dates ranging from September 30, 2021 to June 30, 2022. This customer has an option to renew the term of each of these lease expiration dates for five years. With respect to six of these lease expiration dates, this customer has the option to make a termination payment and terminate these leases on September 30, 2018. These leases are shown as expiring in 2018 in the Lease Expiration Table above. Also, as of January 1, 2017, we had commenced leases with our fourth largest customer in three of our data centers with nine expiration dates ranging from June 30, 2024 to December 31, 2033. This customer has the option to renew the term of each of these lease expiration dates for five years. With respect to six of its lease expiration dates, this customer has the option to make a termination payment and terminate these leases after ten years of the respective lease terms with expiration dates ranging from June 30, 2019 to May 31, 2024. These lease expiration dates are shown as expiring after ten years in the Lease Expiration Table above. In addition, as of January 1, 2017, we had commenced leases with our fifth largest customer in four of our data centers with 12 expiration dates ranging from July 31, 2022 to March 31, 2026. This customer has the option to renew the term of two of these lease expiration dates for between one and five years and 10 leases with an option to renew for five years. This customer has an option on ten lease expiration dates to make a termination payment and terminate the lease on dates ranging from March 31, 2018 to June 30, 2022. Two of these leases are shown as expiring March 31, 2018. Certain other customers have similar rights to terminate leases prior to their expiration dates.
Development Projects
The following table presents a summary of our development properties as of December 31, 2016:
Development Projects
As of December 31, 2016
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC9 Phase I	Ashburn, VA	163,000	90,000	14.4	$126,000 - $130,000	$85,290	20%	20%
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	126,000 - 130,000	61,740	—%	—%
CH3 Phase I	Elk Grove Village, IL	153,000	80,000	13.6	136,000 - 142,000	8,711	—%	—%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	160,000 - 165,000	88,836	100%	100%
TOR1 Phase IA	Vaughan, ON	108,000	43,000	6.0	58,000 - 64,000	7,868	—%	—%
		698,000	367,000	64.4	606,000 - 631,000	252,445
Current Development Project - Shell Only
ACC10	Ashburn, VA	270,000	130,000	27.0	64,000 - 70,000	9,215
		270,000	130,000	27.0	64,000 - 70,000	9,215
Future Development Projects/Phases
CH3 Phase II	Elk Grove Village, IL	152,000	80,000	13.6	70,000 - 74,000	8,607
TOR1 Phase IB	Vaughan, ON	206,000	82,000	12.0	82,000 - 90,000	15,736
TOR1 Phase II	Vaughan, ON	286,000	114,000	16.5	22,770	22,770
		644,000	276,000	42.1	174,770 - 186,770	47,113
Land Held for Development (6)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,252
ACC11	Ashburn, VA	150,000	80,000	16.0		4,779
OR1	Hillsboro, OR	489,000	245,000	48.0		7,103
OR2	Hillsboro, OR	489,000	245,000	48.0		6,076
		1,228,000	620,000	122.4		22,210
Total		2,840,000	1,393,000	255.9		$330,983

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

(5)
Amount capitalized as of December 31, 2016. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	Amounts listed for gross building area, CRSF and critical load are current estimates.

Competition
We believe we have two types of competitors:

•	Owners, operators and developers of both wholesale and colocation data centers, and

•	Companies who choose to build, own and operate their own data centers rather than outsource, some of which are customers of ours.
The data center market in North America is highly fragmented with more than 500 companies providing different forms of multi-tenant data center services. We compete with many of these companies, including other REITs in the data center industry, such as CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust Inc., Equinix, Inc. and QTS Realty Trust, Inc. In operating and managing our portfolio, we compete for customers based on factors including location, available critical load, amount of CRSF, flexibility, total cost for the customer and expertise in the design and operation of data centers.
Some companies with very large computing requirements, including some of our customers, such as Microsoft and Facebook, own and operate their own data center facilities for a portion of their computing requirements. These companies may choose in the future to expand their data centers or develop additional data center facilities. Nevertheless, we believe that many of these customers will continue to outsource at least a portion of their data center requirements because of demand for data center space, often within very short time frames, and the expected growing trends in the cloud, Internet traffic and Internet-based services.
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
Regulation
Environmental Matters
We are required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and permits from state and local environmental regulatory agencies related to the installation of the diesel engine generators that we use for emergency back-up power at our facilities. In addition, various environmental agencies that regulate air quality require that we obtain permits for the operation of our diesel engine generators. These permits set forth specified levels of certain types of emissions permitted from these engines, such as nitrogen oxides. Changes to any applicable regulations, including changes to air quality standards or permitted emissions levels, that are applicable to us, or our ability to obtain the necessary permits to install or operate diesel engines, could delay or preclude our ability to construct or operate data center facilities.
Under various federal, state and local laws, regulations and ordinances relating to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, CH2, and SC1), and the undeveloped land for our ACC8 and ACC11 facilities, used these sites for industrial or retail purposes, and, therefore, each of those properties may contain some level of environmental contamination. In addition, many of our properties presently contain large fuel storage tanks that we use to power our back-up engine generators. If any of these tanks were to release fuel into the environment, we would likely have to pay to clean up the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may expose us to third-party liability, which could be for amounts that are material, or may materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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
Employees
As of December 31, 2016, we had 122 employees, with approximately 70% located at our various data centers in Northern Virginia; suburban Chicago, Illinois; Santa Clara, California and the remainder located in Washington, D.C. at our corporate headquarters. We believe our relations with our employees are good.
Offices
Our headquarters are located at 401 9th Street NW, Suite 600, Washington, D.C. 20004, and our telephone number is (202) 728-0044. As of December 31, 2016, we leased approximately 22,000 square feet of office space in the building at the address set forth above. We believe our offices are adequate for our current operations.
Available Information
We maintain a website, http://www.dft.com, which contains additional information concerning our company. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the

Nominating and Corporate Governance Committees of our Board of Directors are also available on our website and are available in print to any stockholder upon request in writing to DuPont Fabros Technology, Inc., c/o Investor Relations, 401 9th Street NW, Suite 600, Washington, D.C. 20004. Information on or connected to our website is neither part of nor incorporated by reference into this annual report on Form 10-K or any other SEC filings.
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
Risks Related to Our Business and Operations
We face significant competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of technology-related real estate, including CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust, Inc., Equinix, Inc. and QTS Realty Trust. Many of these competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital, all of which allow them to respond more quickly to new or changing opportunities. Many of these competitors own properties similar to ours in the same markets in which our properties are located, or in markets where the cost to operate a data center is less than the cost to operate our data centers. Many of our competitors and new entrants to the data center market are developing additional data center space in the markets that we serve. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space or new data center space that we develop, which could have a material adverse effect on our business, results of operations and growth prospects. These risks may be exacerbated if new data center developers, owners or operators enter the data center market.
We may be unable to lease vacant or development space or renew leases, or re-lease space as leases expire.
Although as of January 1, 2017, only 6.3 MW of critical load was available for lease and leases that represent less than 2% of critical load power under lease were scheduled to expire in 2017, we expect to complete developments with 50.8 MW of critical power available for lease during 2017, of which 18.9 MW is pre-leased. We may not be able to attract customers for this space or renew these expiring leases with our existing customers, or we may be required to reduce our rental rates or incur costs, if our competitors:

•	offer rental rates below current market rates, or below the rental rates we are offering;

•
offer space that our customers or potential customers perceive to be superior to ours based on numerous factors, including available power, preferred design features, security considerations, location, and connectivity; or

•	offer services that we do not offer and that customers or potential customers desire.
If we are unable to lease available space, or if we are unable to lease available space on a timely basis or at favorable net effective rental rates, it could have a material adverse effect on our business, results of operations and growth prospects.
Any decrease in the demand for data centers, including a decrease resulting from a downturn in the technology industry or the demand for cloud-based services, could materially adversely affect our business, results of operations and financial condition.
Our portfolio of properties consists entirely of wholesale data centers leased primarily to Fortune 1000 Internet, software and other technology-based companies, many of which provide cloud-based services. A decline in the technology industry or the demand for cloud-based services, or the desire of any of these companies to outsource their data center needs, could lead to a decrease in the demand for space in our data centers, which would have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We also are susceptible to adverse developments in the industries in which our customers operate, such as decreases in demand for their products or services, business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors. We also may be materially adversely affected by any downturns in the market for data centers due to, among other things, oversupply of or reduced demand for space or a slowdown in web-based commerce. Also, a lack of demand for data center space by enterprise customers could have a material adverse effect on our business, results of operations and financial condition.
Our customers may choose to develop new data centers or expand their own existing data centers, which could result in the loss of one or more key customers or reduce demand for our newly developed data centers, which could have a material adverse effect on our business, results of operations and financial condition.
Some of our customers, including Microsoft and Facebook, own and operate their own data center facilities for a portion of their computing requirements, and may choose in the future to expand their data centers or develop additional data center facilities. If any of our key customers were to reduce their reliance on outsourced data center facilities, it could result in a loss of business to us or put pressure on our pricing. If we lose a customer, there is no assurance that we would be able to replace that customer at a competitive rate or at all, which could have a material adverse effect on our business, results of operations and financial condition.
As of January 1, 2017, our two largest customers, Microsoft and Facebook, accounted for 25.4% and 20.2%, respectively, of our annualized base rent, and the loss of any such customer or any other significant customer, or the inability of any such customer or any other significant customer to pay rent and other expenses as due, could have a material adverse effect on our business, results of operations and financial condition.
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
Any adverse developments in the economic or regulatory environment of our four markets, Northern Virginia; suburban Chicago, Illinois; Santa Clara, California; and Toronto, Ontario, may materially adversely affect our business and operating results.
Our portfolio of operating data center facilities is located in only three markets - Northern Virginia, Chicago, and Santa Clara, California and we plan to open a new data center facility in the Toronto, Ontario metropolitan area later this year. Consequently, we may be exposed to greater economic risks than if our portfolio was more geographically diverse. Also, we may be susceptible to adverse developments in the economic and regulatory environment in any of these markets, including, but not limited to, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and costs of complying with existing or increased governmental regulation. In addition, other markets in the United States could become more attractive for developers, operators and customers of data center facilities based on favorable costs to construct or operate data center facilities in such other markets. For example, some states have created tax and other incentives for developers and operators to locate data center facilities in their jurisdictions. Any adverse developments in the economy or real estate market in general, or any decrease in demand for data center space resulting from adverse developments in the regulatory or business environment in Northern Virginia, Chicago, Santa Clara, California or Toronto, Ontario could materially adversely impact our business, results of operations and financial condition.
Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permit requirements or environmental regulations may delay or preclude the construction of additional data centers, thereby materially adversely affecting our business, results of operations and financial condition.

For any future data center developments, we will be subject to certain risks that could result in a delay in completion of a project, including, but not limited to, risks related to the acquisition of real property, financing, zoning, environmental and other regulatory approvals, and construction costs. Any delay or denial of a required entitlement or permit, including zoning, land use, environmental, emissions or other related permits would adversely impact our plans for future development. Changes to any applicable regulations, including changes to air quality standards or emissions limitations, could delay or preclude our ability to construct additional data centers or operate our data center facilities, which such delay or preclusion would have a material adverse effect on our growth and future results of operations and financial condition. In addition, we intend to develop properties in new geographic regions, such as the Toronto, Ontario and Portland, Oregon metropolitan areas, where we do not possess the same level of familiarity with the development of properties as we do in our existing metropolitan areas, which could adversely affect our ability to develop such properties in a timely manner or at all, or within budgeted costs.
We also will be subject to risks and, potentially, unanticipated costs associated with obtaining access to a sufficient amount of power from local utilities, including costs associated with the development of utility substations on our properties, if applicable, in order to accommodate our power needs, constraints on the amount of electricity that a particular locality's power grid is capable of providing at any given time, and risks associated with the negotiation of long-term power contracts with utility providers. We may not be able to successfully negotiate such contracts on acceptable terms or at all. Any inability to negotiate utility contracts on a timely basis or on acceptable financial terms or upon terms that provide utility power in amounts sufficient to supply the critical load presently anticipated for each of our development properties would have a material adverse effect on our growth, future results of operations and financial condition.
In addition, the selection and acquisition of sites suitable for data center development is a critical factor in our expansion plans. We have limited inventory of facilities with phases available for future development and undeveloped land held for development. There may not be suitable properties available in our markets with the necessary combination of high power capacity and fiber connectivity, or selection of such sites may be limited. For instance, it may not always be possible to locate new data center facilities adjacent to our existing locations, which is our preference. Any inability to acquire additional sites for development, at all or on terms acceptable to us, could have a material adverse effect on our growth, future results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility and any extended vacancies could have a material adverse effect on our business, results of operations and financial condition.
We generally commence development of a data center facility prior to having received any commitments from customers to lease any space in them - commonly known as developing “on speculation” - as, for example, we have done with the development of ACC9, CH3 and TOR1, which currently are under construction. This type of development exposes us to the risk that we will be unable to attract customers on a timely basis, or at all, to the properties that we have developed. This risk may be greater in a market where we have not operated previously, such as Toronto, Ontario, where the first phase of a data center facility is under construction. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, we will incur operating expenses that will not be reimbursed by customers and our results of operations and business and financial condition will be affected adversely, the impact of which could be material.
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
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. If the amount of power available to us is inadequate to support requirements of our facilities' infrastructure and our customers' servers and computer equipment, we may be unable to satisfy our obligations to our customers. In addition, the utility companies that provide electricity to our data centers are susceptible to power shortages and planned or unplanned power outages caused by these shortages. If the duration of such an outage were to exceed the time that the fuel stored on-site can power our backup engine generators (as can occur during a severe weather event, such as a hurricane, or other natural disaster), we would be dependent on the regular delivery of diesel fuel to our affected sites. If we are not able to operate any of our data centers with our backup engine generators during an outage, our customers, reputation and business would be harmed.
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
Our customers require connectivity to the fiber networks of multiple third party telecommunication carriers and we depend upon the presence of telecommunication carriers' fiber networks serving the locations of our data centers in order to attract and retain customers. Any carrier may elect not to offer its services within our data centers, and any carrier that has decided to provide Internet connectivity to our data centers may discontinue the provision of Internet connectivity to our data centers. If carriers were to consolidate or otherwise downsize or terminate connectivity within our data centers, such action could have an adverse effect on the businesses of our customers and, in turn, our own business, financial condition and results of operations.
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
Our leases generally include terms requiring us to meet certain service level commitments primarily in terms of electrical output to, and maintenance of environmental conditions within, the computing rooms leased by customers. Any failure to meet these commitments, including as a result of mechanical failure, power outage, including the inability of utilities that serve our data center facilities to deliver electricity, human error on our part or for other reasons, could subject us to liability under our leases, including the loss of management fee reimbursements or the abatement of rent or, in certain cases of repeated failures, could give the customer a right to terminate the lease. Any such failures also could materially adversely affect our reputation and adversely impact our ability to lease our properties. Each of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may be vulnerable to security breaches which could disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
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
The bankruptcy or insolvency of a major customer as we experienced in 2015 with Net Data Centers would materially adversely affect our business and the income produced by our properties. If any customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its lease with us. Our claim against the customer for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In either case, our claim for unpaid rent would likely not be paid in full. Our business, including our revenue and cash available for distribution to our stockholders, could be materially adversely affected if any of our significant customers were to become bankrupt or insolvent, suffer a downturn in its business, or fail to renew its lease at all or renew on terms less favorable to us than its current terms.
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
Changes in customer requirements for data center facilities could have a material adverse effect on our business, results of operations and financial condition.
The data center market is characterized by evolving industry standards and changing customer requirements. Some of our customers operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. This enhanced resiliency may cause customers to re-evaluate their requirements for an individual data center’s electrical or mechanical infrastructure redundancy. As a result, these customers may realize cost benefits by locating their data center operations in facilities with less redundancy than is found in our existing data center facilities. Additionally, some of our customers have begun to operate their data centers using direct outside air, with a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these customers. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other customers who are not willing to operate under these conditions. If these trends result in changes to the preferences of our large-scale customers, our data center facilities could be at a competitive disadvantage to facilities that satisfy the requirements of these customers. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers economically, these or other changes in customer requirements could have a material adverse effect on our business, results of operations and financial condition.
Our operating properties are not suitable for use other than as data centers, which could make it difficult to reposition them if we are not able to lease available space and could materially adversely affect our business, results of operations and financial condition.
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

We review our properties for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from a property. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If the total of the expected undiscounted future cash flows is less than the carrying amount of a property, an impairment loss is recognized for the difference between the fair value and carrying value of the property. The evaluation of anticipated cash flows requires a significant amount of judgment regarding assumptions that could differ materially from actual results in future periods, including assumptions regarding estimated remaining life of the data center, future occupancy, rental rates and capital requirements. Any impairment charge would materially adversely affect our business, financial condition and results of operations.
Any losses to our properties that are not covered by insurance, or that exceed our policy coverage limits, would materially adversely affect our business, results of operations and financial condition.
We carry comprehensive liability, fire, earthquake, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio, which includes coverage for riots, terrorism, acts of God and floods that are subject to policy specifications and insured limits. Our insurance policies contain industry standard exclusions and we do not carry insurance for generally uninsurable perils, such as loss from war or nuclear reaction. In addition, some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover potential losses. If we experience a loss that is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged property is subject to recourse indebtedness, such as is the case with respect to ACC3, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. These events would materially adversely affect our business, financial condition and results of operations.
We could become subject to liability for failure to comply with environmental and other laws and regulations, including international laws and regulations.
We are subject to environmental laws and regulations regarding the handling of regulated substances and wastes, including, in particular, regulations regarding the storage of petroleum for auxiliary or emergency power. The properties in our portfolio are also subject to various federal, state and local laws and regulations, including those related to: air quality and exhaust emissions; discharges of treated storm water; and health, safety and fire (See “Business - Regulation - Environmental Matters”).
In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. Unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Furthermore, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.
If we or our customers fail to comply with these various requirements, we might incur governmental fines or other sanctions or private damage awards. Moreover, existing requirements could change and future requirements could require us to make significant unanticipated expenditures that will materially adversely impact our business, results of operations and financial condition.
In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, economic and trade sanctions, U.S. laws such as the Foreign Corrupt Practices Act and local laws which also prohibit bribery payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our offerings in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.
We may be adversely affected by laws, regulations or other issues related to climate change.
If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, our business, results of operations and financial condition could be impacted adversely. In addition, if our customers adopt programs or policies to increase their utilization of energy from renewable sources, and the utilities that provide our facilities with electricity cannot satisfy these customers’ requirements for renewable sources of energy, our business, results of operations and financial condition could be impacted adversely.
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
We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. For instance, utilities that serve our data center facilities may be impacted by clean air regulations that have been proposed by the U.S. Environmental Protection Agency. These regulations, if finalized, would require states to reduce carbon emitted by power generation facilities by specified dates. As a result of these regulations, the cost to generate or procure electricity by any of the utilities that serve our data center facilities could increase significantly. If utilities that provide electricity to our data center facilities cannot generate or procure electricity from renewable sources, at all or at competitive rates, our current and prospective customers may seek to locate their respective data center operations in markets served by utility providers that are able to generate or procure electricity from renewable sources at competitive rates.
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
Fluctuations in foreign currency exchange rates in the markets in which we operate internationally could harm our results of operations.
We may experience gains and losses resulting from fluctuations in the foreign currency exchange rate of the Canadian Dollar relative to the U.S. Dollar. To date, all of our revenues and costs have been denominated in U.S. dollars. With the development of our TOR1 data center facility in the Toronto, Ontario metropolitan area, we will be exposed to risks resulting from fluctuations in the Canadian Dollar exchange rate in connection with TOR1-related operations. The majority of the construction costs and operating expenses related to TOR1 will be paid in Canadian Dollars, which could result in these costs and expenses being more than anticipated as a result of declines in the U.S. Dollar relative to the Canadian Dollar. Similarly, we expect that our TOR1 customers will pay rent to us in Canadian Dollars, which could result in these revenues being less than anticipated as a result of increases in the U.S. Dollar relative to the Canadian Dollar. In addition, fluctuating foreign currency exchange rates will impact how our international results of operations translate into U.S. Dollars.
Despite using Canadian-denominated debt to hedge portions of our net investment in our Canadian-denominated assets, we likely will not be able to eliminate all foreign currency transaction exposure. In addition, REIT compliance rules may restrict our ability to enter into derivative hedging transactions in the future. If the U.S. Dollar strengthens relative to the Canadian Dollar, our consolidated financial position and results of operations may be negatively impacted as these Canadian Dollar amounts will translate into fewer U.S. Dollars. For additional information on foreign currency risk, refer to our discussion of foreign currency risk in “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of this Annual Report on Form 10-K.
Derivative transactions may limit our gains or result in material losses.
We may use derivatives to hedge our foreign currency or interest rate risks from time to time, although, as of December 31, 2016, we had no derivative transaction in place. Any derivative transactions into which we enter could expose us to certain risks, including:

•	losses on a hedge position reducing the cash available for distribution to stockholders and such losses exceeding the amount invested in such instruments;

•	counterparties to a hedging arrangement defaulting on their obligations;

•	paying certain fees, such as transaction or brokerage fees; and

•	incurring costs if we elect to terminate a hedging agreement early.
The REIT rules impose certain restrictions on our ability to utilize swaps and other types of derivatives to hedge our risks. As a result of these rules, we may have to limit our use of derivative hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest or foreign currency rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary. However, hedges may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be materially adversely affected during any period as a result of the use of such derivatives.
Our success is dependent on access to qualified personnel. Our inability to recruit or retain qualified personnel, or the loss of any of our key personnel, including our executive officers or senior employees, could adversely affect our business, financial condition and results of operations.
Our success will continue on depend to access to qualified personnel. We must continue to identify, hire, train and retain IT professionals, technical engineers, operations employees, and sales, marketing, finance and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required for our company to grow. We compete with other companies, including many of our competitors, for the limited pool of talent in these fields. Also, each of our executive officers has an industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential customers and industry personnel. The loss of key employees could hinder our ability to continue to benefit from existing and potential customers. We cannot provide any assurance that we will be able to retain our current executive officers or key employees. The failure to recruit and retain necessary personnel, including, but not limited to, members of our executive team, could harm our business and our ability to grow our company, and could adversely affect our business, financial condition and results of operations.
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
Our cash distributions are not guaranteed and may fluctuate.
Although a REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders, taxable income varies significantly from year-to-year, and also varies significantly from, and can be significantly less than, net income under GAAP.
Our Board of Directors determines on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our REIT taxable income, results of operations, cash flow, capital and liquidity requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures and any stock repurchase program. Consequently, our distribution levels may fluctuate from period-to-period.
Risks Related to Our Debt and Preferred and Common Stock Financings
We depend on external sources of capital to fund our growth and refinance existing indebtedness, which capital may not be available to us at all or on terms favorable or acceptable to us.
The cash that we used for the development of data center facilities and the payment of dividends on our preferred and common stock exceeded the cash provided by our operating activities in each year from 2008 through 2016. Our operating activities are not expected to generate sufficient cash to provide the capital necessary for all of our capital requirements including the construction of the ACC9, CH3 and TOR1 data center facilities, and the third phase of the SC1 data center facility, the development of the land that we hold for future data center development, the expansion into new markets and the repayment of our existing indebtedness. In addition, as a REIT, DFT is required under the Internal Revenue Code of 1986, as amended (the “Code”) to distribute at least 90% of its “REIT taxable income,” excluding any net capital gain, to its stockholders annually. Consequently, we rely on third-party sources of capital to fund our development projects and refinance our existing indebtedness. Our access to capital depends, in part, on:

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
As of December 31, 2016, $412.2 million of our total consolidated indebtedness (approximately 33% of total consolidated indebtedness) was subject to variable interest rates. We also may incur additional variable rate debt in the future. Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. If the United States Federal Reserve increases short-term interest rates, this would have a significant upward impact on shorter-term interest rates, including the interest rates that our variable rate debt is based upon. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets.
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
As of December 31, 2016, our total consolidated indebtedness was $1.26 billion, which exceeds the total of our cash on hand at December 31, 2016 and our annual cash flows from operating activities for 2016. Since December 31, 2016, we have incurred an additional $107.1 million of indebtedness, increasing our total indebtedness to $1.37 billion as of the date of this filing. As of December 31, 2016, we also had outstanding $201.3 million of Series C Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisitions and development activities and operational needs.
The terms of our outstanding indebtedness, as of December 31, 2016, and preferred stock provide for significant interest and dividend payments in 2017, including:

•	$60.6 million of interest on our outstanding indebtedness, based on current interest rates; and

•	$13.3 million of preferred stock dividends.
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
Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt (which might also cause cross-defaults with respect to our other debt obligations). For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Outstanding Indebtedness.”
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
Each of our debt instruments requires that we maintain certain financial ratios. The credit agreement that is secured by our ACC3 data center facility provides that the total indebtedness of the Operating Partnership and its subsidiaries cannot exceed 60% of the value of the assets of the Operating Partnership and its subsidiaries, determined based on the appraised value of stabilized data center properties, the amount of unrestricted cash and the book value of development properties and undeveloped land. Under this credit agreement, the administrative agent periodically has the right to have each of our stabilized data center properties appraised. If the total indebtedness of the Operating Partnership exceeds 60% of the applicable asset value, the indebtedness in question would have to be reduced to a level that resulted in compliance with this ratio.
The credit agreements that govern our unsecured term loan and unsecured revolving credit facility each require that we maintain financial ratios relating to the following matters: (i) unsecured debt not exceeding 60% of the value of unencumbered assets; (ii) net operating income generated from unencumbered properties divided by the amount of unsecured debt being not less than 12.5%; (iii) total indebtedness not exceeding 60% of gross asset value; (iv) fixed charge coverage ratio being not less than 1.70 to 1.00; and (v) tangible net worth being not less than $2.3 billion plus 75% of the sum of (x) net equity offering proceeds and (y) the value of equity interests issued in connection with a contribution of assets to the Operating Partnership or its subsidiaries.
In addition, the indentures that govern our senior notes require, among other things, that the Operating Partnership and our subsidiaries that guaranty the notes maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.
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
One of our income producing data center properties - ACC3 - serves as collateral under an existing credit agreement. This credit agreement limits our ability to sell this property. The indenture that governs our senior notes and the credit agreements that govern our unsecured term loan and unsecured revolving credit facility limit our ability to sell or transfer assets and, under certain circumstances, the indenture requires that we use any net cash proceeds to reduce outstanding indebtedness. Consequently, our ability to raise capital through the disposition of assets is limited.
Indebtedness secured by our properties exposes us to the possibility of foreclosure, which could result in the loss of the property that secures the indebtedness and any rents to which we would be entitled from leases on that property.
The obligations under one of our credit agreements, with an outstanding principal balance at December 31, 2016 of $111.3 million, is secured by our ACC3 data center facility. A default of any of the obligations under this credit agreement could result in foreclosure actions by our lenders and the loss of the property securing the indebtedness and an assignment to the lenders of our rents and leases related to any such property.
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
Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our senior notes indentures, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 101% of their principal amount, plus accrued interest. Under the credit agreements that govern our term loans and unsecured revolving credit facility, if we experience a change of control, as defined in the applicable credit agreement, we must repay the principal amount of any outstanding loans, plus accrued interest, and, in the case of our unsecured revolving credit facility, the obligation of the lenders to fund any additional loans would terminate. We might not have sufficient funds to repay the amounts due under the term loans or the unsecured revolving credit facility or pay the required price for the notes following a change of control. Any of these events could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer customers rent abatements, customer improvements, early termination rights or below market renewal options;

•	adverse changes in financial conditions of buyers, sellers and customers of properties, including data centers;

•	the attractiveness of our properties to customers;

•
competition from other real estate investors with significant resources and access to capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand or increase in the supply for data center space;

•	inability to acquire land for new data center development;

•	inability to finance development on favorable terms;

•
fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and customers of properties, including data centers, to obtain financing on favorable terms or at all;

•	increases in expenses that are not paid for by or cannot be passed on to our customers;

•	changes to, and enforcement of, laws, regulations and governmental policies, and the costs of compliance therewith;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, tornados, hurricanes and floods, which may result in uninsured and underinsured losses; and

•	the relative illiquidity of real estate investments, especially the specialized real estate properties that we hold and seek to acquire and develop.
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
Under various federal, state and local laws, regulations and ordinances that relate to the protection of the environment, a current or former owner, operator or customer of real property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners of the sites where some of our data center facilities are located (CH1, CH2 and SC1), and the undeveloped land for our ACC8 and ACC11 facilities, used these sites for industrial or retail purposes. As a result, these properties may contain some level of environmental contamination (See “Business - Regulation - Environmental Matters”). In addition, many of our properties presently contain large underground fuel storage tanks for emergency power, which are critical to our operations. We likely would be liable for contamination that results from a release of fuel from any of these storage tanks. Moreover, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability, which liabilities may be material, or materially adversely affect our ability to sell, lease or develop the contaminated property or to borrow capital using the contaminated property as collateral for the loan.
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
Conflicts of interest exist or could arise in the future as a result of the relationships between DFT and its affiliates, on the one hand, and the Operating Partnership or any of its partners, on the other. DFT's directors and officers have duties to DFT and its stockholders under applicable Maryland law. At the same time, DFT, as general partner, has fiduciary duties to the Operating Partnership and to its limited partners under Maryland law. DFT's duties as general partner to the Operating Partnership and its partners may come into conflict with the duties of DFT's directors and officers to DFT and its stockholders. The partnership agreement of the Operating Partnership provides that as long as DFT is the general partner of the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either DFT's stockholders or the limited partners will be resolved in favor of DFT's stockholders.
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
DFT is also subject to the following additional conflicts of interest with holders of OP units:
DFT may pursue less vigorous enforcement of terms of the employment agreement with Mr. du Pont because of DFT's dependence on him and conflicts of interest. Mr. du Pont entered into an employment agreement with DFT, including clauses prohibiting him from competing with DFT, subject to certain exceptions, in the data center market. This agreement was not negotiated on an arm's length basis. DFT may choose not to enforce, or to enforce less vigorously, its rights under this employment agreement because of its desire to maintain its ongoing relationship with Mr. du Pont and because of conflicts of interest with him, including allowing him to devote significant time to non-data center projects outside of the Company, to engage in activities that may compete with DFT, or to engage in transactions with DFT without receiving the appropriate board approval.
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
Mr. du Pont has the right to hold a significant percentage of DFT's stock. DFT's charter generally authorizes its directors to take such actions as are necessary and desirable to preserve DFT's qualification as a REIT and to limit any person (other than a qualified institutional investor) to actual or constructive ownership of no more than 3.3% of the outstanding shares of its common stock by value or by number of shares, whichever is more restrictive and 3.3% of its outstanding capital stock by value. DFT's board of directors, however, has granted, and in the future may grant, exemptions from the ownership limits described above if such exemptions do not jeopardize its status as a REIT. In addition, DFT's charter provides that Mr. du Pont, certain of his affiliates, family members and trusts formed for the benefit of the foregoing, may own up to 20.0% of the outstanding shares of DFT's common stock by value or by number of shares, whichever is more restrictive, and 20.0% of DFT's outstanding capital stock by value. In addition, pursuant to Mr. du Pont’s employment agreement, if he holds at least 9.8% of our outstanding shares on a fully diluted basis, he will have a contractual right to be nominated to the board of directors. These exemptions and contractual rights could allow Mr. du Pont to exercise a substantial degree of control over DFT's affairs even if he is no longer an executive officer.
Mr. du Pont has significant influence over our affairs. As of December 31, 2016, Mr. du Pont owned an aggregate of approximately 0.2% of DFT's common stock and approximately 25.5% of the OP units (not including those units held by DFT), equal to approximately 4.0% of DFT's common stock, on a fully diluted basis. As a result, he could have influence over our affairs and could exercise such influence in a manner that is not in the best interests of DFT's other stockholders, including by attempting to delay, defer or prevent a change in control transaction that might otherwise be in the best interests of DFT's stockholders. If he exercises his redemption rights with respect to his OP units and DFT issues common stock in exchange thereof, his influence over our affairs would increase substantially.
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
The provisions of DFT's charter on removal of directors and the advance notice provisions of its bylaws could delay, defer or prevent a transaction or a change in control of our company that might involve a premium price for holders of DFT's common stock or otherwise be in their best interest. Likewise, if DFT's board of directors were to opt in to the business combination provisions of the MGCL, or if the provision in DFT's bylaws opting out of the control share acquisition provisions of the MGCL were rescinded, these provisions could have similar anti-takeover effects. Further, the partnership agreement provides that DFT may not engage in any merger, consolidation or other combination with or into another person, sale of all or substantially all of our assets or any reclassification or any recapitalization or change in outstanding shares of our common stock, unless in connection with such transaction DFT obtains the consent of holders of at least 50% of the OP units of the Operating Partnership (not including OP units held by DFT) and/or certain other conditions are met.
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
Future offerings of debt or equity securities, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.
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
We believe that we have qualified as a real estate investment trust, or REIT, for federal income tax purposes and we intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. Requirements under the Code for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like DFT, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect DFT's ability to qualify as a REIT. In order to continue to qualify as a REIT, DFT must satisfy a number of requirements, including requirements regarding the composition of its assets, the sources of its income and the diversity of its stock ownership. Also, DFT must make distributions to stockholders aggregating annually at least 90% of its “REIT taxable income,” determined before the deduction for dividends paid and excluding net capital gains. Furthermore, any new laws, Treasury regulations, interpretations, or court decisions could change the federal income tax laws or the federal income tax consequences of DFT's qualification and taxation as a REIT. As a result, no assurance can be provided that DFT will continue to qualify as a REIT or that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the federal income tax laws with respect to, or the federal income tax consequences of, DFT's qualification and taxation as a REIT.
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
The additional tax liability to us for the year or years in which DFT does not qualify as a REIT would reduce our net earnings available for investment, debt service or distribution to DFT's stockholders. Furthermore, if DFT were to fail to qualify as a REIT, non-U.S. stockholders that own more than 10% of any class of DFT's shares, who otherwise might not be subject to federal income tax on the sale of DFT's shares, could be subject to federal income tax with respect to any gain on a net basis similar to the taxation of a U.S. stockholder. In addition, if DFT were to fail to qualify as a REIT, DFT would not be required to make distributions to stockholders, and all distributions to stockholders would be subject to tax as ordinary dividend income to the extent of its current and accumulated earnings and profits. As a result of all these factors, DFT's failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of DFT's stock.
Failure to qualify as a domestically-controlled REIT could subject DFT's non-U.S. stockholders to adverse federal income tax consequences.
DFT will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares of stock is held directly or indirectly by non-U.S. stockholders. Because its shares of stock are publicly traded, DFT cannot guarantee that it will, in fact, be a domestically-controlled REIT. If DFT fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of DFT's shares of stock would be subject to taxation upon such a sale if either (a) the shares of stock were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares of stock were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares of common stock at any time during specified testing periods. If gain on the sale or exchange of DFT's shares of stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.
If the structural components of our properties were not treated as real property for purposes of the REIT qualification requirements, DFT would fail to qualify as a REIT.
A significant portion of the value of our properties is attributable to structural components related to the provision of electricity, heating ventilation and air conditioning, humidification regulation, security and fire protection, and telecommunication services. We have received a private letter ruling from the Internal Revenue Service (the “IRS”) holding, among other things, that our buildings, including the structural components, constitute real property for purposes of the REIT qualification requirements. We are entitled to rely upon that private letter ruling only to the extent that we did not misstate or omit a material fact in the ruling request we submitted to the IRS and that we operate in the future in accordance with the material facts described in that request. Moreover, the IRS, in its sole discretion, may revoke the private letter ruling. If our structural components are determined not to constitute real property for purposes of the REIT qualification requirements, including as a result of our being unable to rely upon the private letter ruling or the IRS revoking that ruling, DFT would fail to qualify as a REIT, which could have a material adverse impact on the value of DFT's stock.

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
DFT will be subject to some taxes even if it qualifies as a REIT.
Even if DFT qualifies as a REIT for federal income tax purposes, it is subject to some federal, state and local taxes on its income and property. For example, DFT is subject to federal income tax on certain types of income that it does not distribute. In addition, if assessed, DFT would incur a 100% excise tax on transactions with its taxable REIT subsidiary, or TRS, that are not conducted on an arm's length basis. A TRS is a corporation which is owned, directly or indirectly, by DFT and which, together with DFT, makes an election to be treated as our TRS. In addition, our TRS is subject to federal income tax as a corporation on its taxable income, if any, which consists of the revenues mainly derived from providing technical services, on a contract basis, to our customers. The after-tax net income of our TRS is available for distribution to us but is not required to be distributed.
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
In connection with our formation transactions and October 2007 initial public offering, we entered into tax protection agreements with a number of limited partners of the Operating Partnership, including Mr. du Pont and certain of our directors. The agreements provide that, if we dispose of any interest in ACC2, ACC3, ACC4, VA3, VA4 or CH1 in a taxable transaction through the year 2017, we will indemnify these partners for their tax liabilities (in varying amounts, depending on the year in which the disposition occurs) attributable to the built-in gain that exists with respect to such property interest as of the time of our October 2007 initial public offering (and tax liabilities incurred as a result of the reimbursement payment) if those tax liabilities exceed a certain amount. Consequently, although it otherwise may be in our best interest to sell one of these properties, these obligations may make it prohibitive for us to do so. In addition, any such sale must be approved by at least 75% of our disinterested directors. Additionally, the agreement contains various provisions to achieve minimum liability allocations to certain limited partners and indemnifies them for their tax liabilities resulting from any gain or income recognized due to breach of those provisions by the Operating Partnership.
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
Changes in taxation of corporate dividends may adversely affect the value of our stock.
The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law is generally lower than the marginal rates at which ordinary income is taxed. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, subject to certain exceptions. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation on dividends paid by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (subject to certain exceptions) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers.
There is a risk of changes in the tax law applicable to REITs.
The IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, regulations and other guidance. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

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
Market Price of and Dividends on the Registrant's Common Equity
Shares of DFT's common stock, par value $.001 per share (“common stock”) trade on the New York Stock Exchange (“NYSE”) under the symbol “DFT.” As of February 1, 2017, DFT had less than 100 holders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for DFT's common stock on the NYSE and the cash distributions declared per share:

	Price Range		Cash Distribution Declared Per Share
	High	Low
2016
First Quarter	$41.14	$28.83	$0.47
Second Quarter	$47.54	$39.35	$0.47
Third Quarter	$48.97	$41.20	$0.47
Fourth Quarter	$44.38	$37.54	$0.50

2015
First Quarter	$38.30	$30.43	$0.42
Second Quarter	$33.42	$29.06	$0.42
Third Quarter	$30.81	$24.88	$0.42
Fourth Quarter	$33.62	$25.60	$0.47
To qualify and maintain its qualification as a REIT, DFT intends to make annual distributions to its stockholders of at least 90% of its "REIT taxable income" (which does not equal net income as calculated in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on its data center properties generating operating income. The indentures that govern our 5.875% senior unsecured notes due 2021 (the “Unsecured Notes due 2021”) and our 5.625% senior unsecured notes due 2023(the “Unsecured Notes due 2023”) limit our ability to pay dividends, but allow us to pay the minimum necessary to meet DFT's REIT income distribution requirements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2016, we did not repurchase any of our registered equity securities under a stock repurchase program. We have a 2017 common stock repurchase program that allows for purchases up to $100.0 million through December 31, 2017. As of February 23, 2017, we did not repurchase any of our registered equity securities under this program.
Unregistered Sales of Equity Securities
DFT, from time to time, issues common shares pursuant to its equity compensation plans, when stock options are exercised and pursuant to redemptions by the limited partners of the Operating Partnership of common units of limited partnership interest. Pursuant to the Partnership Agreement, each time DFT issues common shares as described above, the Operating Partnership issues to DFT, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act due to the fact that common units were issued only to DFT and therefore, did not involve a public offering. During the year ended December 31, 2016, the Operating Partnership issued 2,324,211 common units to DFT in connection with such redemptions, stock option exercises and issuances pursuant to DFT's equity compensation plans, for $75.6 million.
Performance Graph
The following line graph sets forth, for the period from December 31, 2011 through December 31, 2016, a comparison of the percentage change in the cumulative total stockholder return on DFT's common stock compared to the cumulative total return of the S&P 500 Index, the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Equity REIT Index. The graph assumes that $100 was invested on December 31, 2011 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

DuPont Fabros Technology, Inc.
Total Return Performance
250
225
200
175
150
125
100
75
Index Value
DuPont Fabros Technology, Inc.
S&P 500
Russell 2000
FTSE NAREIT Equity REIT Index
Source: SNL Financial
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act, as amended, or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

ITEM 6.	SELECTED FINANCIAL DATA
DuPont Fabros Technology, Inc. (“DFT”) was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2016, owned 84.9% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) also trades on the NYSE under the symbol “DFTPrC."
We are a leading owner, developer, operator and manager of enterprise-class, carrier neutral, multi-tenant wholesale data centers. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers outsource their mission critical applications and include national and international enterprises across numerous industries, such as technology, Internet content providers, media, communications, cloud-based, healthcare and financial services. Our 11 data centers are located in three major U.S. markets, which total 3.3 million gross square feet and 287 megawatts of available critical load to power the servers and computing equipment of our customers.

The following tables set forth selected financial data for DFT and the Operating Partnership and should be read in conjunction with the financial statements and notes thereto included in “Item 8” of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in “Item 7” of this report.

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations:
Revenues:
Total revenues	$528,701	$452,400	$417,592	$375,109	$332,445
Expenses:
Property operating costs	154,064	130,051	117,339	103,522	94,646
Real estate taxes and insurance	20,180	21,335	14,195	14,380	12,689
Depreciation and amortization	107,781	104,044	96,780	93,058	89,241
General and administrative	23,043	18,064	17,181	16,261	17,024
Impairment on investment in real estate	—	122,472	—	—	—
Other expenses	11,781	16,859	9,222	3,650	6,919
Total expenses	316,849	412,825	254,717	230,871	220,519
Operating income	211,852	39,575	162,875	144,238	111,926
Interest:
Expense incurred	(48,294)	(40,510)	(33,583)	(46,306)	(47,597)
Amortization of deferred financing costs	(3,712)	(3,151)	(2,980)	(3,349)	(3,496)
Gain on sale of real estate	22,833	—	—	—	—
Loss on early extinguishment of debt	(1,232)	—	(1,701)	(40,978)	—
Net income (loss)	181,447	(4,086)	124,611	53,605	60,833
Net (income) loss attributable to redeemable noncontrolling interests – operating partnership	(24,248)	5,993	(18,704)	(5,214)	(7,803)
Net income attributable to controlling interests	157,199	1,907	105,907	48,391	53,030
Preferred stock dividends	(20,739)	(27,245)	(27,245)	(27,245)	(27,053)
Issuance costs associate with redeemed preferred stock	(12,495)	—	—	—	—
Net income (loss) attributable to common shares	$123,965	$(25,338)	$78,662	$21,146	$25,977
Earnings per share – basic:
Net income (loss) attributable to common shares	$1.69	$(0.40)	$1.19	$0.32	$0.41
Weighted average common shares outstanding	73,003,164	65,184,013	65,486,108	64,645,316	62,866,189
Earnings per share – diluted:
Net income (loss) attributable to common shares	$1.67	$(0.40)	$1.18	$0.32	$0.41
Weighted average common shares outstanding	73,839,036	65,184,013	66,086,379	65,474,039	63,754,006
Dividends declared per common share	$1.91	$1.73	$1.47	$0.95	$0.62

DuPont Fabros Technology, Inc. (“DFT”)	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,793,051	$2,571,241	$2,561,428	$2,385,616	$2,281,890
Total assets	3,038,464	2,815,492	2,822,727	2,664,555	2,520,748
Line of credit	50,926	—	60,000	—	18,000
Mortgage notes payable, net of deferred financing costs	110,733	114,075	113,667	113,575	137,658
Unsecured term loan, net of deferred financing costs	249,036	249,172	248,945	152,254	—
Unsecured notes payable, net of discount and deferred financing costs	837,323	834,963	588,767	587,138	541,831
Redeemable noncontrolling interests – operating partnership	591,101	479,189	513,134	387,244	453,889
Preferred stock	201,250	351,250	351,250	351,250	351,250
Stockholders' equity	967,002	956,413	1,115,341	1,252,274	1,266,432

DuPont Fabros Technology, Inc. (“DFT”)	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Other Data:
Funds from operations (1)
Net income (loss) (2)	$181,447	$(4,086)	$124,611	$53,605	$60,833
Depreciation and amortization	107,781	104,044	96,780	93,058	89,241
Less: Non real estate depreciation and amortization	(798)	(700)	(707)	(875)	(1,023)
Impairment on investment in real estate	—	122,472	—	—	—
Gain on sale of real estate	(22,833)	—	—	—	—
NAREIT FFO	265,597	221,730	220,684	145,788	149,051
Preferred stock dividends	(20,739)	(27,245)	(27,245)	(27,245)	(27,053)
Issuance costs associated with redeemed preferred stock	(12,495)	—	—	—	—
NAREIT FFO attributable to common shares and common units	232,363	194,485	193,439	118,543	121,998
Severance expense and equity acceleration	891	6,124	—	—	—
Loss on early extinguishment of debt	1,232	—	1,701	40,978	—
Issuance costs associated with redeemed preferred shares	12,495	—	—	—	—
Normalized FFO attributable to common shares and common units	246,981	200,609	195,140	159,521	121,998
Straight-line revenues, net of reserve	(93)	13,424	7,673	(6,920)	(17,967)
Amortization and write-off of lease contracts above and below market value	(411)	(880)	(2,393)	(2,391)	(3,194)
Compensation paid with Company common shares	6,597	5,268	6,191	6,088	6,980
Non real estate depreciation and amortization	798	700	707	875	1,023
Amortization of deferred financing costs	3,712	3,151	2,980	3,349	3,496
Improvements to real estate	(4,843)	(3,459)	(1,916)	(5,757)	(4,426)
Capitalized leasing commissions	(3,877)	(4,200)	(4,149)	(2,134)	(1,143)
AFFO attributable to common shares and common units	$248,864	$214,613	$204,233	$152,631	$106,767
NAREIT FFO attributable to common shares and common units per share – diluted	$2.63	$2.39	$2.37	$1.46	$1.48
Normalized FFO attributable to common shares and common units per share – diluted	$2.80	$2.46	$2.39	$1.96	$1.48
Weighted average common shares and common units outstanding – diluted	88,288,509	81,414,764	81,770,189	81,409,279	82,638,775

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

We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate-related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.
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
We present FFO with adjustments to arrive at Normalized FFO. Normalized FFO is FFO attributable to common shares and units excluding severance expense and equity accelerations, gain or loss on early extinguishment of debt, gain or loss on derivative instruments and write-offs of original issuance costs for redeemed preferred shares. We also present FFO with supplemental adjustments to arrive at Adjusted FFO (“AFFO”). AFFO is Normalized FFO excluding straight-line revenue, compensation paid with Company common shares, below market lease amortization and write-offs net of above market lease amortization and write-offs, non real estate depreciation and amortization, amortization of deferred financing costs, improvements to real estate and capitalized leasing commissions. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. We use AFFO in management reports to provide a measure of REIT operating performance that can be compared to other companies using AFFO.

(2)
Net income for the year ended December 31, 2016 includes a gain on sale of real estate of $22.8 million, write-off of issuance costs on preferred stock of $12.5 million, loss on early extinguishment of debt of $1.2 million and severance expense and equity accelerations of $0.9 million. Net income for the year ended December 31, 2015 includes an impairment on investment in real estate of $122.5 million and severance expense and equity accelerations of $6.1 million. Net income for the years ended December 31, 2014 and 2013 includes losses on early extinguishment of debt of $1.7 million and $41.0 million, respectively.

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	Year ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations:
Revenues:
Total revenues	$528,701	$452,400	$417,592	$375,109	$332,445
Expenses:
Property operating costs	154,064	130,051	117,339	103,522	94,646
Real estate taxes and insurance	20,180	21,335	14,195	14,380	12,689
Depreciation and amortization	107,781	104,044	96,780	93,058	89,241
General and administrative	23,043	18,064	17,181	16,261	17,024
Impairment on investment in real estate	—	122,472	—	—	—
Other expenses	11,781	16,859	9,222	3,650	6,919
Total expenses	316,849	412,825	254,717	230,871	220,519
Operating income	211,852	39,575	162,875	144,238	111,926
Interest:
Expense incurred	(48,294)	(40,510)	(33,583)	(46,306)	(47,597)
Amortization of deferred financing costs	(3,712)	(3,151)	(2,980)	(3,349)	(3,496)
Gain on sale of real estate	22,833	—	—	—	—
Loss on early extinguishment of debt	(1,232)	—	(1,701)	(40,978)	—
Net income (loss)	181,447	(4,086)	124,611	53,605	60,833
Preferred unit distributions	(20,739)	(27,245)	(27,245)	(27,245)	(27,053)
Issuance costs associated with redeemed preferred units	(12,495)	—	—	—	—
Net income (loss) attributable to common units	$148,213	$(31,331)	$97,366	$26,360	$33,780
Earnings per unit – basic:
Net income (loss) attributable to common units	$1.69	$(0.40)	$1.19	$0.32	$0.41
Weighted average common units outstanding	87,284,564	80,599,199	81,053,127	80,580,556	81,750,958
Earnings per unit – diluted:
Net income (loss) attributable to common units	$1.67	$(0.40)	$1.18	$0.32	$0.41
Weighted average common units outstanding	88,120,436	80,599,199	81,653,398	81,409,279	82,638,775
Distributions declared per unit	$1.91	$1.73	$1.47	$0.95	$0.62

DuPont Fabros Technology, L.P. (The “Operating Partnership”)	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Net Real Estate	$2,793,051	$2,571,241	$2,561,428	$2,385,616	$2,281,890
Total assets	3,034,249	2,811,277	2,818,509	2,660,336	2,516,452
Line of credit	50,926	—	60,000	—	18,000
Mortgage notes payable, net of deferred financing costs	110,733	114,075	113,667	113,575	137,658
Unsecured term loan, net of deferred financing costs	249,036	249,172	248,945	152,254	—
Unsecured notes payable, net of discount and deferred financing costs	837,323	834,963	588,767	587,138	541,831
Redeemable partnership units	591,101	479,189	513,134	387,244	453,889
Preferred units	201,250	351,250	351,250	351,250	351,250
Partners' capital	962,787	952,198	1,111,123	1,248,055	1,262,136

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
DuPont Fabros Technology, Inc. (“DFT”) is a fully integrated, self-administered and self-managed real estate investment trust, or REIT, that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of December 31, 2016, owned 84.9% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 11 data centers have a total of 3.3 million gross square feet and 287 megawatts of power available to our customers to operate their servers and computing equipment. For the year ended December 31, 2016, we generated $528.7 million of total revenues, net income of $181.4 million and cash provided by operating activities of $290.0 million. As of December 31, 2016, we had total assets of $3.0 billion.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of January 1, 2017:

•	We had 32 customers with 124 different lease expirations, with only 14.2% of these expirations occurring over the next two years as measured by annualized base rent;

•	The weighted average remaining term of our leases at our operating data centers was 5.4 years; and

•	We served five of the Fortune 25 and 20 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California. We have acquired property and have plans to expand into two new markets - the greater Toronto area, and the Portland, Oregon metropolitan area. Each of our current and expansion markets has significant electrical power availability and hubs of extensive fiber network connectivity. As of December 31, 2016, we owned the following properties:

•	11 operating data centers facilities;

•	Five phases of existing data center facilities under development;

•	One shell of a data center currently under development;

•	Two data center facilities with a phase or phases available for future development; and

•	Parcels of land held for future development of four data centers.
We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio.
We derive substantially all of our revenue from rents received from customers. For most of our customers, and we believe for most potential wholesale data center customers, the amount of available power is the primary factor used to evaluate their data center requirements. Consequently, rents under our leases are based primarily on the amount of power made available to our customers, rather than the amount of space that they occupy. The term “critical load” is used to indicate that portion of each facility's total power capacity that is made available for the exclusive use of its customers to operate their computer servers. Accordingly, throughout this Form 10-K, we discuss our operations in terms of available critical load because it is one of the primary metrics that we use to manage our business. We also provide information relating to each facility's total gross building area and its computer room square feet ("CRSF"), which is the net rentable area of each of our facilities.
We also provide certain technical services to customers as a contractor on a purchase order basis, including layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers.

DFT was formed on March 2, 2007 under the laws of the State of Maryland, and is headquartered in Washington, D.C. DFT's common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT”. DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) trades on the NYSE under the symbol “DFTPrC.”
Business Strategy
Our goal is to diversify our customer base and improve our profitability by expanding our geographic presence and supplementing our portfolio with flexible wholesale products. We will continue to serve the wholesale segment of the data center market exclusively. We will capitalize on our exceptional skill in data center design, development and operations as we build-out our development pipeline and maximize cash flow from our existing properties. Specifically, we will expand our geographic presence; diversify our portfolio with flexible wholesale products to meet a variety of power density, redundancy and deployment needs and continue to prudently build-out our development pipeline.
Expand Our Geographic Presence. Our primary focus in the past has been to develop and lease data center space in the three markets in which we operate. Over the next several years, we plan to expand our data center development and operations into several new markets, which we believe will create opportunities to diversify our customer base and increase our profitability. We plan to target two new markets that we believe will satisfy demand of wholesale customers. Initially, we intend to focus our development efforts in the Toronto, Ontario and Portland, Oregon markets, where we believe that there will be strong demand for wholesale data centers even though the development of a wholesale market in these markets is in its infancy.
In July 2016, we purchased a 46.7 acre parcel of land in the Portland market, and in September 2016, we purchased a shell building and associated land in the Toronto market. The building in Toronto is a former Toronto Star printing facility, and the shell is well-suited for development of our TOR1 data center. We have begun development of Phase IA of TOR1 and expect to deliver this phase later in 2017.
Diversify our portfolio with flexible wholesale products to meet a variety of power density, redundancy and deployment needs. The data center requirements of prospective customers vary greatly between the Internet, cloud and technology industries, on the one hand, and enterprises, on the other. There are three key areas where customer requirements vary:

•
Power Density, which is the amount of power available in a fixed amount of space. Many Internet, cloud and technology customers require “high-density” space, or a large amount of power relative to the space, while many enterprise customers require “low density” space, or a smaller amount of power relative to the space. Our more recent data center facility designs (ACC6 Phase II, ACC7, ACC9, CH2, CH3 and SC1 Phase II) provide some flexibility to meet different customers’ density requirements, but we have developed a new design that will enable us to meet a larger variety of density requirements for different customers within a single facility. This new design will be deployed in the Toronto, Ontario and Portland, Oregon markets.

•
Redundancy, which means the number of additional power distribution, cooling units and back-up diesel engine generators included in a facility design to back-up units that are off-line for maintenance or due to a malfunction. Each of our current operating data center facilities are designed with “N+2” redundancy, which means that our facilities include two sets of power distribution systems and back-up diesel engine generators in addition to the number of these sets of units necessary to provide the power contracted by our customers. Our facilities also have this level of redundancy for our mechanical plants, which regulate the environment of the computer rooms leased by our customers. We believe that some customers require N+1 redundancy or less, and that a few customers may require redundancy more robust than N+2. Consequently, we have developed a new data center design that will enable us to meet diverse redundancy requirements of potential customers within a single facility. This new design will be deployed in the Toronto, Canada and Portland, Oregon markets. Additionally, our CH3 and ACC10 data centers, while based on our current design, will be developed with N+1 redundancy.

•
Deployment needs, which relates to the time that it takes to construct a phase of a facility and ready it for a customer’s operations. Although we generally commence development of a data center facility prior to having received any commitments from customers to lease any space in the facility - commonly known as developing “on speculation” - we have found that customers often need data center space within very specific, and often short, time frames. Although our current data center development time lines allow for rapid deployment of computer room space, we have completed a new design that we believe will improve our development times and allow us to meet specific customer requirements for available computer room space.

Continue to prudently build-out our development pipeline. We determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our development projects as of December 31, 2016 included:

•	ACC9 Phase I - 14.4 MW of available critical load which is 20% pre-leased as of February 23, 2017, with completion expected in the second quarter of 2017;

•	ACC9 Phase II - 14.4 MW of available critical load with completion expected in the third quarter of 2017;

•	SC1 Phase III - 16.0 MW of available critical load which is 100% pre-leased, with completion expected in the third quarter of 2017;

•	TOR1 Phase IA - 6.0 MW of available critical load with completion expected in the third quarter of 2017;

•	CH3 Phase I - 13.6 MW of available critical load with completion expected in the first quarter of 2018; and

•	ACC10 shell is currently in development. Building the shell now will allow us to deliver phases I and II quicker as demand warrants.
The remaining phases of TOR1, comprising 28.5 MW, and the second phase of CH3, comprising 13.6 MW, are being held for future development. We also own parcels of land available to develop four additional data centers, two of which are in the Ashburn, Virginia market and the other two are in the Portland, Oregon market.
The following table presents a summary of our operating properties as of January 1, 2017:
Operating Properties
As of January 1, 2017

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7 (6)	Ashburn, VA	2014-2016	446,000	238,000	87%	87%	41.6	90%	90%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2	Elk Grove Village, IL	2015-2016	328,000	158,000	95%	95%	26.8	95%	95%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			3,308,000	1,648,000	97%	97%	287.1	97%	97%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of January 1, 2017 represent $371 million of base rent on a GAAP basis and $379 million of base rent on a cash basis over the next twelve months. Both amounts include $19 million of revenue from management fees over the next twelve months.

(4)	Percentage commenced is expressed as a percentage of CRSF or critical load, as applicable, where the lease has commenced under GAAP.

(5)
Critical load (also referred to as IT load or load used by customers' servers or related equipment) is the power available for exclusive use by customers expressed in terms of megawatt, or MW, or kilowatt, or kW (One MW is equal to 1,000 kW).

(6)	As of February 23, 2017, ACC7 is 100% leased and commenced based on critical load and 98% leased and commenced based on CRSF.

The following table presents our top 15 customers based on annualized monthly contractual base rent as of January 1, 2017:
Top 15 Customers
As of January 1, 2017

	Customer	Number of Buildings	Number of Markets	Average Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	9	3	6.7	25.4%
2	Facebook	4	1	3.9	20.2%
3	Fortune 25 Investment Grade-Rated Company	3	3	4.0	11.2%
4	Rackspace	3	2	8.6	9.0%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.5	8.0%
6	Yahoo! (2)	1	1	1.3	6.0%
7	Server Central	1	1	4.6	2.5%
8	Fortune 50 Investment Grade-Rated Company	2	1	3.9	1.9%
9	Dropbox	1	1	2.0	1.6%
10	IAC	1	1	2.3	1.5%
11	Symantec	2	1	2.5	1.3%
12	GoDaddy	1	1	9.8	1.1%
13	UBS	1	1	8.5	1.0%
14	Anexio	3	1	7.0	1.0%
15	Sanofi Aventis	2	1	4.5	0.8%
Total					92.5%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2017.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2017. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.
Lease Expirations
As of January 1, 2017

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2017 (4)	3	19	1.2%	3,846	1.4%	1.6%
2018	20	177	11.1%	33,448	12.0%	12.6%
2019	26	330	20.7%	57,404	20.4%	22.0%
2020	15	182	11.4%	31,754	11.4%	11.7%
2021	16	284	17.8%	50,092	17.9%	17.3%
2022	10	140	8.8%	24,509	8.8%	8.9%
2023	8	92	5.8%	13,305	4.7%	4.3%
2024	8	112	7.0%	19,279	6.9%	6.8%
2025	4	47	2.9%	7,750	2.8%	3.4%
2026	6	50	3.1%	10,134	3.6%	4.0%
After 2026	8	164	10.2%	28,244	10.1%	7.4%
Total	124	1,597	100%	279,765	100%	100%

(1)	Represents 32 customers with 124 lease expiration dates. One additional customer has executed a pre-lease at ACC9 and will be our 33rd customer.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of January 1, 2017.

(4)
A customer at ACC4 whose lease expires on July 31, 2017 has informed us that they do not intend to renew this lease. This lease is for 1.14 MW and 5,400 CRSF. Additionally, a customer at ACC6, whose lease expires on August 31, 2017, has informed us that they do not intend to renew this lease. This lease is for 0.54 MW and 2,523 CRSF. These leases total 0.9% of Annualized Base Rent. We are marketing these computer rooms for re-lease.

As of January 1, 2017, our operating property portfolio had 32 data center customers with 124 lease expiration dates. As of January 1, 2017, as described below, we had leases with our largest customer that have 29 lease expiration dates ranging from December 31, 2017 to September 30, 2031, with various renewal rights and, with respect to six lease expiration dates, an option to terminate the lease prior to the expiration date. Also, as discussed below, as of January 1, 2017, we had leases with our second largest customer that have 17 lease expiration dates ranging from June 30, 2018 to February 28, 2023, with various renewal rights and, with respect to its ACC5 lease, an option to decrease the term of the lease of each of nine of its existing computer rooms, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.
Some leases with certain other customers include options to terminate leases prior to the expiration date. For instance, as of January 1, 2017, we had commenced leases with our third largest customer in three of our data centers with 12 expiration dates ranging from September 30, 2021 to June 30, 2022. This customer has an option to renew the term of each of these lease expiration dates for five years. With respect to six of these lease expiration dates, this customer has the option to make a termination payment and terminate these leases on September 30, 2018. These leases are shown as expiring in 2018 in the Lease Expiration Table above. Also, as of January 1, 2017, we had commenced leases with our fourth largest customer in three of our data centers with nine expiration dates ranging from June 30, 2024 to December 31, 2033. This customer has the option to renew the term of each of these lease expiration dates for five years. With respect to six of its lease expiration dates, this customer has the option to make a termination payment and terminate these leases after ten years of the respective lease terms with expiration dates ranging from June 30, 2019 to May 31, 2024. These lease expiration dates are shown as expiring after ten years in the Lease Expiration Table above. In addition, as of January 1, 2017, we had commenced leases with our fifth largest customer in four of our data centers with 12 expiration dates ranging from July 31, 2022 to March 31, 2026. This customer has the option to renew the term of two of these lease expiration dates for between one and five years and 10 leases with an option to renew for five years. This customer has an option on ten lease expiration dates to make a termination payment and terminate the lease on dates ranging from March 31, 2018 to June 30, 2022. Two of these leases are shown as expiring March 31, 2018. Certain other customers have similar rights to terminate leases prior to their expiration dates.

Same Store Analysis
As of December 31, 2016
($ in thousands)

The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and twelve months ended December 31, 2016. Same store properties represent those properties placed into service on or before January 1, 2015 and owned by the Company as of December 31, 2016, include all of our operating properties except CH2, due to its first phase being placed into service in July 2015 and NJ1, due to it being sold in June 2016. Accordingly, same store properties represented 260.3 MW, or 91%, of the 287.1 MW of operating properties in service as of December 31, 2016. Same store, same capital properties represent those operating properties that were placed into service on or before January 1, 2015, that were owned by the Company as of December 31, 2016 and that have less than 10% of additional critical load developed after January 1, 2015. Accordingly, our same store, same capital properties include all of our operating properties with the exception of CH2 and NJ1, for the reasons described above, ACC7, due to Phase II of this facility being placed into service in December 2015, Phase III being placed into service in June 2016 and Phase IV being placed into service in October 2016, each of which increased the critical load of ACC7 by over 10%, and SC1, due to phase IIB of this facility being placed into service in May 2015, which increased the critical load at SC1 by over 10%. Same store, same capital properties represented 182.1 MW, or 63%, of the 287.1 MW of operating properties in service as of December 31, 2016.

Same Store Properties	Three Months Ended					Twelve Months Ended
	31-Dec-16	31-Dec-15	% Change	30-Sep-16	% Change	31-Dec-16	31-Dec-15	% Change
Revenue:
Base rent	$82,003	$72,278	13.5%	$80,466	1.9%	$316,246	$284,854	11.0%
Recoveries from tenants	42,559	33,901	25.5%	42,011	1.3%	159,492	130,155	22.5%
Other revenues	604	425	42.1%	573	5.4%	2,031	1,560	30.2%
Total revenues	125,166	106,604	17.4%	123,050	1.7%	477,769	416,569	14.7%

Expenses:
Property operating costs	38,647	32,031	20.7%	37,351	3.5%	143,804	117,850	22.0%
Real estate taxes and insurance	3,861	3,891	(0.8)%	4,445	(13.1)%	17,069	17,416	(2.0)%
Other expenses	46	104	(55.8)%	49	(6.1)%	152	157	(3.2)%
Total expenses	42,554	36,026	18.1%	41,845	1.7%	161,025	135,423	18.9%

Net operating income (1)	82,612	70,578	17.1%	81,205	1.7%	316,744	281,146	12.7%

Straight-line revenues, net of reserve	1,920	1,349	42.3%	794	N/M	2,259	9,674	N/M
Amortization of lease contracts above and below market value	(91)	(116)	(21.6)%	(98)	(7.1)%	(411)	(879)	(53.2)%

Cash net operating income (1)	$84,441	$71,811	17.6%	$81,901	3.1%	$318,592	$289,941	9.9%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2015 and excludes CH2. NJ1 is also excluded as it was sold in June 2016.

Same Store, Same Capital Properties	Three Months Ended					Twelve Months Ended
	31-Dec-16	31-Dec-15	% Change	30-Sep-16	% Change	31-Dec-16	31-Dec-15	% Change
Revenue:
Base rent	$60,554	$57,558	5.2%	$60,388	0.3%	$240,707	$236,400	1.8%
Recoveries from tenants	29,119	24,943	16.7%	29,024	0.3%	110,559	98,627	12.1%
Other revenues	409	362	13.0%	380	7.6%	1,501	1,369	9.6%
Total revenues	90,082	82,863	8.7%	89,792	0.3%	352,767	336,396	4.9%

Expenses:
Property operating costs	26,608	23,453	13.5%	26,300	1.2%	100,584	89,346	12.6%
Real estate taxes and insurance	2,265	2,226	1.8%	2,700	(16.1)%	10,399	8,987	15.7%
Other expenses	16	104	N/M	17	(5.9)%	68	133	(48.9)%
Total expenses	28,889	25,783	12.0%	29,017	(0.4)%	111,051	98,466	12.8%

Net operating income (1)	61,193	57,080	7.2%	60,775	0.7%	241,716	237,930	1.6%

Straight-line revenues, net of reserve	3,273	3,812	(14.1)%	3,020	8.4%	11,163	16,530	(32.5)%
Amortization of lease contracts above and below market value	(91)	(116)	(21.6)%	(98)	(7.1)%	(411)	(879)	(53.2)%

Cash net operating income (1)	$64,375	$60,776	5.9%	$63,697	1.1%	$252,468	$253,581	(0.4)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2015 and have less than 10% of additional critical load developed after January 1, 2015. Excludes CH2, SC1 and ACC7. NJ1 is also excluded as it was sold in June 2016.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis - Reconciliations of Operating Income
to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Twelve Months Ended
	31-Dec-16	31-Dec-15	% Change	30-Sep-16	% Change	31-Dec-16	31-Dec-15	% Change
Operating income (loss)	$56,386	$(79,523)	N/M	$56,380	—%	$211,852	$39,575	N/M
Add-back (less): non-same store operating loss (income)	424	126,320	N/M	(418)	N/M	4,946	146,733	N/M
Same Store:
Operating income	56,810	46,797	21.4%	55,962	1.5%	216,798	186,308	16.4%
Depreciation and amortization	25,802	23,781	8.5%	25,243	2.2%	99,946	94,838	5.4%
Net operating income	82,612	70,578	17.1%	81,205	1.7%	316,744	281,146	12.7%
Straight-line revenues, net of reserve	1,920	1,349	42.3%	794	N/M	2,259	9,674	N/M
Amortization of lease contracts above and below market value	(91)	(116)	(21.6)%	(98)	(7.1)%	(411)	(879)	(53.2)%
Cash net operating income	$84,441	$71,811	17.6%	$81,901	3.1%	$318,592	$289,941	9.9%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Twelve Months Ended
	31-Dec-16	31-Dec-15	% Change	30-Sep-16	% Change	31-Dec-16	31-Dec-15	% Change
Operating income (loss)	$56,386	$(79,523)	N/M	$56,380	—%	$211,852	$39,575	N/M
(Less) Add-back: non-same store operating (income) loss	(14,126)	117,744	N/M	(14,583)	(3.1)%	(45,963)	121,062	N/M
Same Store:
Operating income	42,260	38,221	10.6%	41,797	1.1%	165,889	160,637	3.3%
Depreciation and amortization	18,933	18,859	0.4%	18,978	(0.2)%	75,827	77,293	(1.9)%
Net operating income	61,193	57,080	7.2%	60,775	0.7%	241,716	237,930	1.6%
Straight-line revenues, net of reserve	3,273	3,812	(14.1)%	3,020	8.4%	11,163	16,530	(32.5)%
Amortization of lease contracts above and below market value	(91)	(116)	(21.6)%	(98)	(7.1)%	(411)	(879)	(53.2)%
Cash net operating income	$64,375	$60,776	5.9%	$63,697	1.1%	$252,468	$253,581	(0.4)%

(1)
Net Operating Income ("NOI") represents total revenues less property operating costs, real estate taxes and insurance, and other expenses(each as reflected in the consolidated statements of operations) for the properties included in the analysis. Cash Net Operating Income ("Cash NOI") is NOI less straight-line revenues, net of reserve and amortization of lease contracts above and below market value for the properties included in the analysis.

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

The following table presents a summary of our development properties as of December 31, 2016:
Development Projects
As of December 31, 2016
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC9 Phase I	Ashburn, VA	163,000	90,000	14.4	$126,000 - $130,000	$85,290	20%	20%
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	126,000 - 130,000	61,740	—%	—%
CH3 Phase I	Elk Grove Village, IL	153,000	80,000	13.6	136,000 - 142,000	8,711	—%	—%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	160,000 - 165,000	88,836	100%	100%
TOR1 Phase IA	Vaughan, ON	108,000	43,000	6.0	58,000 - 64,000	7,868	—%	—%
		698,000	367,000	64.4	606,000 - 631,000	252,445
Current Development Project - Shell Only
ACC10	Ashburn, VA	270,000	130,000	27.0	64,000 - 70,000	9,215
		270,000	130,000	27.0	64,000 - 70,000	9,215
Future Development Projects/Phases
CH3 Phase II	Elk Grove Village, IL	152,000	80,000	13.6	70,000 - 74,000	8,607
TOR1 Phase IB	Vaughan, ON	206,000	82,000	12.0	82,000 - 90,000	15,736
TOR1 Phase II	Vaughan, ON	286,000	114,000	16.5	22,770	22,770
		644,000	276,000	42.1	174,770 - 186,770	47,113
Land Held for Development (6)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,252
ACC11	Ashburn, VA	150,000	80,000	16.0		4,779
OR1	Hillsboro, OR	489,000	245,000	48.0		7,103
OR2	Hillsboro, OR	489,000	245,000	48.0		6,076
		1,228,000	620,000	122.4		22,210
Total		2,840,000	1,393,000	255.9		$330,983

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

(5)
Amount capitalized as of December 31, 2016. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	Amounts listed for gross building area, CRSF and critical load are current estimates.

Leasing
We derive substantially all of our revenue from rents received from customers under existing leases at each of our operating properties. Because we believe that critical load is the primary factor used by customers in evaluating data center requirements, rents are based primarily on the amount of power that is made available to customers, rather than the amount of space that they occupy. During 2016, we executed 14 leases totaling 50.93 MW of critical load and 267,662 CRSF of space with a weighted average lease term of 12.2 years. The leases executed in 2016 are expected to generate approximately $63.3 million of annualized GAAP base rent revenue, which is equivalent to a GAAP rate of approximately $104 per kW per month. Including estimated amounts of operating expense recoveries for those leases that are structured as triple-net leases, these leases are expected to generate approximately $79.4 million of annualized GAAP revenue before recovery of metered power, which results in a GAAP rate of approximately $130 per kW per month. These leases included the following:

•	Three leases at ACC7 Phase III comprising 11.52 MW of critical load and 68,408 CRSF,

•	Two leases at ACC7 Phase IV comprising 4.00 MW of critical load and 21,363 CRSF,

•	One pre-lease at ACC9 Phase I comprising 2.88 MW and 18,000 CRSF,

•	One lease at CH2 Phase I comprising 0.58 MW, which was an increase in power related to an existing lease,

•	Two leases at CH2 Phase II comprising 3.42 MW of critical load and 17,830 CRSF,

•	Three leases at CH2 Phase III comprising 11.33 MW of critical load and 70,686 CRSF,

•	One lease at CH2 Phase IV comprising 1.20 MW of critical load and 7,375 CRSF and

•	One pre-lease at SC1 Phase III comprising the entire 16.00 MW of critical load and 64,000 CRSF of this facility.
In 2016, we also extended the terms of eight leases totaling 7.97 MW and 54,139 CRSF by a weighted average of 2.3 years. The lease terms that we extended were as follows:

•	One extension at ACC4 comprising 1.14 MW of critical load and 5,400 CRSF,

•	Two extensions at ACC5 comprising 3.41 MW of critical load and 16,400 CRSF,

•	One extension at ACC6 comprising 0.54 MW of critical load and 2,517 CRSF,

•	One extension at NJ1 comprising 0.28 MW of critical load and 1,385 CRSF and

•	Three extensions at VA3 comprising 2.60 MW of critical load and 28,437 CRSF

During 2015, we executed 19 leases representing a total of 46.83 MW of critical load and 269,973 CRSF of space with a weighted average lease term of 6.6 years. We also extended the terms of seven leases totaling 12.24 MW of critical load and 69,081 CRSF by a weighted average of 3.0 years.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also have begun to market space and power to customers under a “full service” lease structure, under which the customer's reimbursement for operating expenses is fixed with annual escalators, excluding increases to certain uncontrollable expenses. We believe the rental rates for full service leases will cover these operating expenses and will provide us with an adequate return on our investment. We signed twelve triple net leases and two full service leases in 2016. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs are often included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of January 1, 2017, our weighted average remaining lease term for commenced leases was approximately 5.4 years.
As of January 1, 2017, our operating property portfolio had 32 data center customers with 124 different lease expiration dates. As of January 1, 2017, our largest customer, Microsoft, accounted for 25.4% of our annualized base rent. As of January 1, 2017, we had commenced leases with Microsoft in nine of our data centers with 29 lease expiration dates ranging from December 31, 2017 to September 30, 2031 and options by Microsoft to renew six of these lease expiration dates from six months to five years, 12 expiration dates for five years and two expiration dates from one to five years. Nine of these lease expiration dates have no renewal options. In addition, Microsoft has early termination options for six of its lease expiration dates. For one expiration date, Microsoft has the right to make a termination payment and terminate this lease on either March 31, 2021 or March 31, 2026. This lease is shown as expiring in 2021 in the Lease Expiration Table. For three other expiration dates, Microsoft has the right to make a termination payment and terminate these leases on either June 30, 2026 or July 31, 2026. For two other lease expiration dates, Microsoft has the right to make a termination payment and terminate these leases on September 30, 2026. These last five expiration dates are shown as expiring in 2031 in the Lease Expiration Table after taking into account the termination payment options relative to the remaining payments due under each lease. Please visit www.microsoft.com to obtain this customer's SEC filed financial information.
As of January 1, 2017, our second largest customer, Facebook, accounted for 20.2% of our annualized base rent. As of January 1, 2017, we had commenced leases with Facebook in four of our data centers with 17 lease expiration dates ranging from June 30, 2018 to February 28, 2023 and an option by Facebook to renew the term of the lease of any computer room by a duration of between 6 months and 5 years. Facebook has the right to decrease the term of the lease of each of nine of its existing computer rooms in ACC5, each with 2.28 MW of available critical load, provided the aggregate reduction in lease term does not exceed 67 months, or an average of approximately seven months per computer room.
Available Data Center Inventory and Current Development Projects
As of February 23, 2017, our operating portfolio was 99% leased and commenced as measured by CRSF and critical load. The opportunity for further revenue growth in the near term depends primarily on our ability to pre-lease space in our data center projects under development. As described above, we have 64.4 MW of available critical load under development as of February 23, 2017, which was 29% pre-leased as of February 23, 2017.
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
We have been able to lease space and power at rates that provide a favorable return on the investment we have made in each of our operating data center facilities. There is significant competition in each of the markets in which we operate. Our primary competitors operate and are expanding their presence in our markets, and other data center providers are entering some of our markets, including the Northern Virginia market in particular. This competition could impact the rental rates adversely and, in turn, the rates of return of our investments. The rental rates of a number of leases in our portfolio that we negotiated several years ago are higher than rental rates under current market conditions. If, upon the expiration of the terms of these leases, these customers either vacate their space or negotiate the rental rates that reflect current market conditions, our rates of return would be impacted adversely. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets. Because the terms of the leases in our portfolio expire over a weighted average period of 5.4 years as of January 1, 2017, we cannot predict how the base rents of any of our leases will compare to the market rates at the time that the terms of our leases expire. If we are unable to renew leases as their terms expire or lease vacated space with rents equal to or above historic rates, the returns on our investments we have achieved to date at our operating properties would be impacted negatively.
For the eight lease term extensions executed in 2016, which comprise 7.97 MW and 54,139 CRSF, GAAP base rent was 3.6% higher than GAAP base rent prior to the extension. Compared to the cash base rental rate in effect when these extensions were executed, cash base rent will be 3.1% higher upon commencement of the renewal lease term. For the seven lease term extensions executed in 2015, which comprise 12.24 MW of critical load and 69,081 CRSF, GAAP base rent was 4.5% higher than GAAP base rent prior to the extension. Compared to the cash base rental rate in effect when these extensions were executed, cash base rent will be 5.4% higher upon commencement of the renewal lease term.
Our taxable REIT subsidiary, DF Technical Services, LLC (the “TRS”) generates revenue by providing certain technical services to our customers on a non-recurring contract or purchase-order basis, which we refer to as “à la carte” services. Such services include the layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers. The TRS generally charges customers for these services on a cost-plus basis. Because revenue generated by the TRS varies from period to period depending on the needs of the customers for technical services, we have limited ability to forecast future revenue from this source. Moreover, as a taxable corporation, the TRS is subject to federal, state and local corporate taxes and is not required to distribute its income, if any, to the Company for purposes of making additional distributions to DFT’s stockholders. However, we routinely assess the cash balance and future liquidity needs of the TRS in determining whether to distribute excess funds to the Company.
Results of Operations
This Annual Report on Form 10-K contains stand-alone audited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of December 31, 2016, owned 84.9% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership, which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not a line item in the Operating Partnership’s consolidated statement of operations.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Revenues. Operating revenues for the year ended December 31, 2016 were $528.7 million. This includes base rent of $345.0 million, which includes a property management fee on many of our leases, customer recoveries of $169.7 million and other revenues of $14.0 million, partially from à la carte projects performed for our customers by our TRS. This compares to revenues of $452.4 million for the year ended December 31, 2015. The increase of $76.3 million, or 16.9%, was primarily due to new leases commencing at ACC7, SC1 Phase IIB and CH2, partially offset by reduced revenue from the re-lease of ACC2 at a lower rental rate and the cessation of revenue at NJ1 after it was sold in June 2016.
Operating Expenses. Operating expenses for the year ended December 31, 2016 were $316.8 million, compared to $412.8 million for the year ended December 31, 2015. The decrease of $96.0 million, or 23.3%, was primarily due to an impairment charge in 2015 of $122.5 million resulting from our decision to market NJ1 for sale. Excluding the impairment charge, operating expenses increased $26.5 million, or 9.1%, primarily due to the following: $24.0 million of increased operating costs primarily resulting from a full year of operations at SC1 Phase IIB opening in May 2015, CH2 Phase I opening in July 2015, ACC7 Phase II opening in December 2015 and a partial year of operations at ACC7 Phases III-IV and CH2 Phases II-IV in 2016; a $3.7 million increase in depreciation and amortization from the data center openings noted above; and a $5.0 million increase in general and administrative expense primarily due to increases in payroll and professional expenses related to our strategic initiatives of entering two new markets and diversifying our product offerings. Partially offsetting these increases were a partial year of operating costs at NJ1 as it was sold in June 2016, a $5.1 million decrease in other expenses primarily due to lower severance costs and charges related to the acceleration of equity awards primarily related to the departure of our former chief executive officer in February 2015 and a $1.2 million decrease in real estate taxes and insurance primarily due to the sale of NJ1 in June 2016.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2016 was $52.0 million compared to interest expense of $43.7 million for the year ended December 31, 2015. Total interest incurred for the year ended December 31, 2016 was $63.0 million, of which $11.0 million was capitalized, as compared to $56.0 million for 2015, of which $12.3 million was capitalized. The increase in total interest incurred period over period was primarily due to higher debt outstanding to finance our development projects and an increase in our average interest rate, which resulted from the issuance of $250 million of the Unsecured Notes due 2023 in June 2015 and an increase in the London Interbank Offered Rate (“LIBOR”). The decrease in capitalized interest was due to having lower cumulative development costs paid for our development projects in 2016 compared to 2015.
Loss on Early Extinguishment of Debt. For the year ended December 31, 2016, we incurred a loss of $1.2 million comprised of the write-off of fees related to the refinancing of our unsecured revolving credit facility (the "Unsecured Credit Facility”) and unsecured term loan (“Unsecured Term Loan”) in July 2016. No such loss was recorded in 2015.
Gain on Sale of Real Estate. Gain on sale of real estate was $22.8 million for the year ended December 31, 2016, compared to none for the year ended December 31, 2015. The gain was recognized on the sale of NJ1. We recognized an impairment loss of $122.5 million in the fourth quarter of 2015 for NJ1.
Net (Income) Loss Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2016 was $24.2 million as compared to a net loss of $6.0 million for the year ended December 31, 2015. The $30.2 million increase was primarily due to the noncontrolling interests portion of the impairment charge of $122.5 million in 2015 and the gain on sale of NJ1 in 2016 of $22.8 million, described above.
Net Income (Loss) Attributable to Common Shares. Net income attributable to common shares for the year ended December 31, 2016 was $124.0 million as compared to a net loss of $25.3 million for the year ended December 31, 2015. The $149.3 million increase was primarily due to the impairment charge of $122.5 million in 2015 and the gain on sale of NJ1 of

$22.8 million in 2016 noted above, increased revenue as discussed above and a $6.5 million decrease in preferred dividends in 2016, as we decreased the amount of preferred stock outstanding and decreased the dividend rate by issuing our new Series C preferred stock and redeeming our 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and our 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the Series B Preferred Stock”), partially offset by increased operating expenses as discussed above and the write-off of $12.5 million of issuance costs related to the redemption of the Series A Preferred Stock and the Series B Preferred Stock.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating Revenues. Operating revenues for the year ended December 31, 2015 were $452.4 million. This includes base rent of $298.6 million, which includes a property management fee on many of our leases, customer recoveries of $139.5 million and other revenues of $14.3 million, partially from à la carte projects performed for our customers by our TRS. This compares to revenues of $417.6 million for the year ended December 31, 2014. The increase of $34.8 million, or 8.3%, was primarily due to new leases commencing at ACC5, ACC7 Phases I and II, SC1 Phase IIB and CH2 Phase I and increased revenues from à la carte projects, partially offset by reduced revenue from a former customer who declared bankruptcy and the vacancy of ACC2 in the fourth quarter of 2015.
Operating Expenses. Operating expenses for the year ended December 31, 2015 were $412.8 million, compared to $254.7 million for the year ended December 31, 2014. The increase of $158.1 million, or 62.1%, included an impairment charge of $122.5 million resulting from our decision to market NJ1 for sale. Excluding the impairment charge, the increase in operating expenses was $35.6 million, or 14.0%, primarily due to the following: a $12.7 million increase in operating costs primarily resulting from a full year of operations at ACC7 Phase I which opened in September 2014, SC1 Phase IIB opening in May 2015, CH2 Phase I opening in July 2015 and ACC7 Phase II opening in December 2015; increased real estate taxes and insurance of $7.1 million related to the data center openings noted above and increases in real estate taxes at SC1 and VA4; a $7.3 million increase in depreciation and amortization from the data center openings noted above; a $7.6 million increase in other expenses due to the increased a la carte projects, noted above; $6.1 million in severance costs and charges related to the acceleration of equity awards primarily related to the departure of our former chief executive officer in February 2015; and a $0.9 million increase in general and administrative expense primarily due to increases in payroll and professional expenses.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the year ended December 31, 2015 was $43.7 million compared to interest expense of $36.7 million for the year ended December 31, 2014. Total interest incurred for the year ended December 31, 2015 was $56.0 million, of which $12.3 million was capitalized, as compared to $46.9 million for 2014, of which $10.2 million was capitalized. The increase in total interest incurred period over period was primarily due to higher debt outstanding to finance our development projects and an increase in our average interest rate, which resulted from the issuance of $250 million of the Unsecured Notes due 2023 in June 2015. The increase in capitalized interest was due to having higher cumulative development costs paid for our development projects in 2015 compared to 2014.
Loss on Early Extinguishment of Debt. For the year ended December 31, 2014, we incurred a loss of $1.7 million comprised of the write-off of $0.3 million of loan fees related to the refinancing of the Unsecured Credit Facility in May 2014 and a loss of $1.4 million due to the refinancing of the Unsecured Term Loan in July 2014 that was treated as a partial extinguishment in accordance with GAAP.
Net Loss (Income) Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net loss attributable to redeemable noncontrolling interests – operating partnership for the year ended December 31, 2015 was $6.0 million as compared to $18.7 million of net income for the year ended December 31, 2014. The $24.7 million decrease was primarily due to the impairment charge of $122.5 million described above.
Net (Loss) Income Attributable to Common Shares. Net loss attributable to common shares for the year ended December 31, 2015 was $25.3 million as compared to $78.7 million of net income for the year ended December 31, 2014. The $104.0 million decrease was primarily due to the impairment charge of $122.5 million noted above, partially offset by increased operating income from the lease-up of our data centers.
Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the years ended December 31, 2016 and 2015 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net cash provided by operating activities increased by $35.0 million, or 13.7%, to $290.0 million for the year ended December 31, 2016, as compared to $255.0 million in 2015. The increase is primarily due to higher cash rents received from customers and an increase in advance rents and other liabilities, partially offset by a decrease in prepaid expenses and other assets.
Net cash used in investing activities increased by $19.3 million, or 8.0%, to $261.0 million for the year ended December 31, 2016 compared to $241.7 million in 2015. The majority of cash used in investing activities in each period was expenditures for projects under development. Development costs paid during 2016 were $77.9 million higher than development costs paid during 2015 as more projects were under development in 2016 as compared to 2015. We also purchased land in Ashburn, Virginia and Hillsboro, Oregon and an existing shell building in Vaughan, Ontario totaling $73.3 million in 2016 compared to an $8.6 million purchase of land in Elk Grove Village, Illinois in 2015. There was a $1.4 million increase in improvements to real estate for the year ended December 31, 2016 as compared to 2015 as projects were completed at ACC2 in 2016 for the new customer. Capitalized interest declined $1.2 million as there were lower cumulative development costs paid for our projects in 2016 versus 2015. The increase is partially offset due to the $123.5 million in net proceeds received from the sale of NJ1.
Net cash used in financing activities was $21.6 million for the year ended December 31, 2016 compared to $11.7 million in 2015. Cash used in financing activities for the year ended December 31, 2016 primarily consisted of $351.3 million used to redeem the Series A Preferred Stock and Series B Preferred Stock, $189.0 million paid for dividends and distributions, the payment of $5.9 million of financing costs related to the amendment and restatement of the Unsecured Credit Facility and the Unsecured Term Loan which resulted in the Unsecured Credit Facility increasing from $700 million to $750 million and $3.8 million of principal repayments on the ACC3 Term Loan, partially offset by the issuance of common stock which generated net proceeds of $275.5 million, the issuance of our Series C Preferred Stock, which generated net proceeds of $194.3 million, $50.9 million of net borrowings made on the Unsecured Credit Facility and $7.6 million primarily from proceeds received from stock option exercises. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of $163.3 million paid for dividends and distributions, $60.0 million of net repayments made on the Unsecured Credit Facility, $31.9 million for the repurchase of common shares and the payment of $4.7 million of financing costs related to the issuance of the Unsecured Notes due 2023 and an increase in the size of the Unsecured Credit Facility, partially offset by $248.0 million of proceeds from the Unsecured Notes due 2023.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities increased by $10.5 million, or 4.3%, to $255.0 million for the year ended December 31, 2015, as compared to $244.5 million in 2014. The increase is primarily due to higher cash rents received from customers and decreases in prepaid expenses and other assets partially offset by less of an increase in prepaid rent and other liabilities and an increase in rents and other receivables.
Net cash used in investing activities decreased by $35.6 million, or 12.8%, to $241.7 million for the year ended December 31, 2015 compared to $277.3 million in 2014. The majority of cash used in investing activities in each period was expenditures for projects under development. Development costs paid during 2015 were $48.0 million lower than development costs paid during 2014, because projects under development in 2015 consisted of the second or third phases of a data center facility, which are less capital intensive than the first phase of the facility, where the entire shell of the facility is constructed. This decrease was partially offset by an $8.6 million purchase of land in Elk Grove Village, Illinois in 2015 compared to no land purchases in 2014, a $1.9 million increase in capitalized interest and a $1.5 million increase in improvements to real estate for the year ended December 31, 2015 as compared to 2014.
Net cash used in financing activities was $11.7 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $23.6 million in 2014. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of $163.3 million paid for dividends and distributions, $60.0 million of net repayments made on the Unsecured Credit Facility, $31.9 million for the repurchase of common shares and the payment of $4.7 million of financing costs related to the issuance of the Unsecured Notes due 2023 and an increase in the size of the Unsecured Credit Facility, partially offset by $248.0 million of proceeds from the Unsecured Notes due 2023. Cash provided by financing activities for the year ended December 31, 2014 consisted of $96.0 million of proceeds from the final draw of the Unsecured Term Loan, $60.0 million of borrowings from the Unsecured Credit Facility and $4.4 million primarily from proceeds received from stock option exercises. This was partially offset by $132.9 million paid for dividends and distributions and the payment of $3.8 million of financing costs related to the amendments of the Unsecured Credit Facility, the ACC3 Term Loan and the Unsecured Term Loan.

Market Capitalization

The following table sets forth our total market capitalization as of December 31, 2016:

Capital Structure as of December 31, 2016
(in thousands except per share data)

Line of Credit				$50,926
Mortgage Notes Payable				111,250
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,262,176	23.4%
Common Shares	85%	75,915
Operating Partnership (“OP”) Units	15%	13,456
Total Shares and Units	100%	89,371
Common Share Price at December 31, 2016		$43.93
Common Share and OP Unit Capitalization			$3,926,068
Preferred Stock ($25 per share liquidation preference)			201,250
Total Equity				4,127,318	76.6%
Total Market Capitalization				$5,389,494	100.0%
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
We expect to meet our liquidity needs from cash provided by operating activities, from funds available under the Unsecured Credit Facility and from additional capital from external sources. For 2017, we currently expect that our expenditures of capital for the construction of data center facilities will be approximately $600 - $650 million, which exceeds expected cash provided from operations after payment of dividends and distributions for 2017 and the amount available under the Unsecured Credit Facility as of December 31, 2016. During 2017, when market conditions permit, we plan to obtain additional capital and permanent capital financing for the funds drawn under the Unsecured Credit Facility, which we expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity. In determining the source of capital to meet our long-term liquidity needs, we will evaluate our level of indebtedness and covenants, in particular with respect to the covenants under the unsecured notes and unsecured line of credit, our expected cash flow from operations, the state of the capital markets, interest rates and other terms for borrowing, and the relative timing considerations and costs of borrowing or issuing equity securities. We face many risks that could cause our actual expenditures of capital for the construction of data center facilities to differ materially from the amount forecasted above, including the risks set forth in “Our long-term growth depends upon the successful development of our data centers, and unexpected costs or changes in permit requirements or environmental regulations may delay or preclude the construction of additional data centers, thereby materially adversely affecting our business, results of operations and financial condition.” in Item 1A, Risk Factors, above.
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

From May 2016 to July 2016, we redeemed all shares outstanding of the Series A Preferred Stock and Series B Preferred Stock totaling $351.3 million.
In June 2016, we sold our NJ1 data center facility for a purchase price of $125.0 million. Net proceeds from the sale were approximately $123.5 million after deducting selling costs.
In July 2016, we amended and restated the Unsecured Credit Facility and the Unsecured Term Loam. The total commitments under the Unsecured Credit Facility increased from $700 million to $750 million. In November 2016, we added a Canadian dollar sublimit of up to $185 million (approximately CAD $250 million) to the Unsecured Credit Facility. This will allow us to borrow in Canadian dollars to fund our TOR1 data center development in Vaughan, Ontario. As of December 31, 2016, we had CAD $55 million outstanding and USD $10 million outstanding on the Unsecured Credit Facility for a total of USD $50.9 million outstanding.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that govern the Unsecured Notes due 2021 and the Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum dividends necessary to meet its REIT income distribution requirements.
A summary of our total debt as of December 31, 2016 and December 31, 2015 is as follows:
Debt Summary as of December 31, 2016 and December 31, 2015
($ in thousands)

	December 31, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts (1)
Secured	$111,250	9%	2.3%	1.2	$115,000
Unsecured	1,150,926	91%	4.9%	5.1	1,100,000
Total	$1,262,176	100%	4.7%	4.8	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	47%	5.9%	4.7	$600,000
Unsecured Notes due 2023 (2)	250,000	20%	5.6%	6.5	250,000
Fixed Rate Debt	$850,000	67%	5.8%	5.2	$850,000
Floating Rate Debt:
Unsecured Credit Facility	50,926	4%	2.4%	3.6	—
Unsecured Term Loan	250,000	20%	2.3%	5.1	250,000
ACC3 Term Loan	111,250	9%	2.3%	1.2	115,000
Floating Rate Debt	412,176	33%	2.3%	3.8	365,000
Total	$1,262,176	100%	4.7%	4.8	$1,215,000

(1)	Principal amounts exclude deferred financing costs.

(2)	Principal amount shown excludes original issue discount of $1.7 million.
Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of December 31, 2016 (in thousands):

	December 31, 2016
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$50,926	$—	N/A	$50,926
ACC3 Term Loan	111,250	—	(517)	110,733
Unsecured Term Loan	250,000	—	(964)	249,036
Unsecured Notes due 2021	600,000	—	(7,895)	592,105
Unsecured Notes due 2023	250,000	(1,669)	(3,113)	245,218
Total	$1,262,176	$(1,669)	$(12,489)	$1,248,018

Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks (the "Amended and Restated Credit Agreement") that includes the following:

•	an unsecured revolving credit facility with a total commitment of $750 million (the "Unsecured Credit Facility"); and

•	an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million (the "Unsecured Term Loan").
In November 2016, we added a Canadian dollar sublimit of up to $185 million (approximately CAD $250 million) to the Unsecured Credit Facility, which allows us to borrow in Canadian dollars to fund our TOR1 data center development in Vaughan, Ontario. In addition, the Canadian borrowings allow us to hedge our foreign currency investment risk by having these liabilities translate at the same exchange rates as our Canadian assets at the end of each period. In 2016, we designated all of the Canadian borrowings on our Unsecured Credit Facility, which totaled CAD $62.0 million as of December 31, 2016, as a net investment hedge of our Canadian assets. For the effective portion of these net investment hedges, the currency translation effects of these borrowings are reflected in accumulated other comprehensive loss within shareholders' equity on our consolidated balance sheets, where they offset the currency translation effects of our investment in our Canadian assets. There was no ineffectiveness for our net investment hedges during 2016.

At our option, we may increase the total commitment under the Unsecured Credit Facility and the Unsecured Term Loan to $1.25 billion, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

Prior to July 25, 2016, the Unsecured Credit Facility and the Unsecured Term Loan were outstanding under separate credit agreements.

The obligations under the Amended and Restated Credit Agreement are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below. Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan provided for substantially the same guarantees as the Amended and Restated Credit Agreement. We may prepay the Unsecured Credit Facility and the Unsecured Term Loan at any time, in whole or in part, without penalty or premium.

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

•
net operating income generated from unencumbered properties divided by the amount of unsecured debt (net of unrestricted cash and cash equivalents) being not less than 12.5%, subject to a decrease to not less than 10.0% following a material acquisition;

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

We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of December 31, 2016.

The Unsecured Credit Facility matures on July 25, 2020.

We may elect to have borrowings under the Unsecured Credit Facility bear interest at either the London Interbank Offered Rate (“LIBOR”) or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2016, we had no letters of credit outstanding. As of December 31, 2016, we had USD $10.0 million and CAD $55.0 million outstanding on the Unsecured Credit Facility for a total of USD $50.9 million outstanding. As of February 23, 2017, we had USD $60.0 million and CAD $62.0 million outstanding on the Unsecured Credit Facility for a total of approximately USD $107.1 million outstanding.
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
ACC3 Term Loan
We have a $111.3 million term loan facility that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3 (the "ACC3 Term Loan"). The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the ACC3 Term Loan as of December 31, 2016.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1 and OR2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.

The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness
The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2016.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% senior unsecured notes due 2023, which we refer to as the Unsecured Notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guarantee the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantees of those notes.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of December 31, 2016.
A summary of our debt repayment schedule as of December 31, 2016 is as follows:
Debt Maturity as of December 31, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	—		8,750	(4)	8,750	0.7%	2.3%
2018	—		102,500	(4)	102,500	8.1%	2.3%
2019	—		—		—	—%	—%
2020	—		50,926	(5)	50,926	4.1%	2.4%
2021	600,000	(2)	—		600,000	47.5%	5.9%
2022	—		250,000	(6)	250,000	19.8%	2.3%
2023	250,000	(3)	—		250,000	19.8%	5.6%
Total	$850,000		$412,176		$1,262,176	100%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.7 million as of December 31, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Credit Facility matures on July 25, 2020 with a one-year extension option.

(6)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016, including the maturities of our debt assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations	$8,750	$102,500	$650,926	$500,000	$1,262,176
Interest on long-term debt obligations	60,584	116,723	111,860	21,425	310,592
Construction costs payable	56,428	—	—	—	56,428
Commitments under development contracts	109,398	—	—	—	109,398
Operating leases	715	1,518	1,641	1,777	5,651
Total	$235,875	$220,741	$764,427	$523,202	$1,744,245

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.

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
Revenue Recognition. Rental income is recognized using the straight-line method over the terms of the customers' leases, which commences when control of the space and the critical power have been provided to the customer. Deferred rent included in our consolidated balance sheets represents the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that will be recognized under the remaining terms of the leases. The majority of our leases contain provisions under which the customers reimburse us for their portion of property operating expenses that we incur. Such reimbursements are recognized in the period that the expenses are incurred. We recognize amortization of the value of acquired above market customer leases as a reduction of rental revenue and of below market leases as an increase to rental revenue.
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
Capitalization of costs. We capitalize direct and indirect costs related to construction and development, including property taxes, insurance and financing costs relating to properties under development. In addition, we cease cost capitalization after a development is placed in service or if development of a project is suspended. We capitalize pre-acquisition costs related to probable property acquisitions and write-off these costs if the acquisition of the property or development of the project is no longer deemed probable. The selection of costs to capitalize and the determination of whether a proposed acquisition is probable are subjective and depends on many assumptions including the timing of potential acquisitions and the probability that future acquisitions occur. All capital improvements for the income producing properties that extend the property's useful life are capitalized. We also capitalize the costs to obtain a lease if the execution of the lease is deemed probable and write-off these costs if the execution of the lease is no longer deemed probable. Variations in these assumptions would yield different amounts of capitalized costs in the periods presented. For the years ended December 31, 2016, 2015 and 2014, we capitalized $8.0 million, $7.5 million and $4.5 million, respectively, of internal development and leasing costs on all of our data centers.
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

Component	Average % of Total	Component Life (years)
Land	3%	N/A
Building improvements	30%	40
Electrical infrastructure—power distribution units	3%	20
Electrical infrastructure—uninterrupted power supply	20%	25
Electrical infrastructure—switchgear/transformers	18%	30
Fire protection	2%	40
Security systems	1%	20
Mechanical infrastructure—heating, ventilating and air conditioning	6%	20
Mechanical infrastructure—chiller pumps/building automation	7%	25
Mechanical infrastructure—chilled water storage and pipes	10%	30
Total/weighted average life	100%	30
We regularly perform preventive maintenance on our data center components to ensure continual operation and avoid downtime at our data centers. These maintenance costs are expensed as incurred and included as property operating costs on our consolidated statement of operations.
Asset impairment evaluation. We review the carrying value of our net real estate on a quarterly basis. We base our review on an estimate of the undiscounted future cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property, which would result in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.
Since cash flows from properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If this strategy changes or market conditions dictate an earlier sale date or if we determine that development of a project is no longer viable, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. In 2015, we recorded an impairment charge of $122.5 million resulting from our decision to market NJ1 for sale. This property was sold in the second quarter of 2016.
Recently Issued Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are required to apply the new standard in the first quarter of 2018 and expect to elect the modified retrospective method of application of the standard. Although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We do not expect that this change will have a material effect on our financial position or results of operations. In addition, we currently do not believe the standard will have a material impact on how we recognize revenues from tenants with respect to operating expense recoveries on our financial position or results of operations.

Leases - In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We are required to apply the new standard in the first quarter of 2019. The Company’s leases consist of both lease components that will be accounted for under this standard and non-lease components such as operating expense recovery income that will be accounted for under ASU 2014-09, Revenue from Contracts with Customers. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material impact on our financial position or results of operations.
Financial Instruments - In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We are required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - Restricted Cash - In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (Topic 230), Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Business Combinations - In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. However, we will early-adopt the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.
Recently Adopted Accounting Pronouncements
Going Concern - In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, management is required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation is required for both annual and interim reporting periods. We adopted the new standard in the fourth quarter of 2016, and there was no material effect on our financial position or results of operations.
Consolidation - In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. We adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
Stock Compensation - In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer is now allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Second, companies now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. We early-adopted this standard as of January 1, 2016 and elected to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we used a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as December 31, 2015 totaling less than $0.1 million.

Funds From Operations

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Funds from operations (1)
Net income (loss) (2)	$181,447	$(4,086)	$124,611
Depreciation and amortization	107,781	104,044	96,780
Less: Non real estate depreciation and amortization	(798)	(700)	(707)
Impairment on investment in real estate	—	122,472	—
Gain on sale of real estate	(22,833)	—	—
NAREIT FFO	265,597	221,730	220,684
Preferred stock dividends	(20,739)	(27,245)	(27,245)
Issuance costs associated with redeemed preferred stock	(12,495)	—	—
NAREIT FFO attributable to common shares and common units	232,363	194,485	193,439
Severance expense and equity acceleration	891	6,124	—
Loss on early extinguishment of debt	1,232	—	1,701
Issuance costs associated with redeemed preferred shares	12,495	—	—
Normalized FFO attributable to common shares and common units	246,981	200,609	195,140
Straight-line revenues, net of reserve	(93)	13,424	7,673
Amortization and write-off of lease contracts above and below market value	(411)	(880)	(2,393)
Compensation paid with Company common shares	6,597	5,268	6,191
Non real estate depreciation and amortization	798	700	707
Amortization of deferred financing costs	3,712	3,151	2,980
Improvements to real estate	(4,843)	(3,459)	(1,916)
Capitalized leasing commissions	(3,877)	(4,200)	(4,149)
AFFO attributable to common shares and common units	$248,864	$214,613	$204,233
NAREIT FFO attributable to common shares and common units per share – diluted	$2.63	$2.39	$2.37
Normalized FFO attributable to common shares and common units per share – diluted	$2.80	$2.46	$2.39
Weighted average common shares and common units outstanding – diluted	88,288,509	81,414,764	81,770,189

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

We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO may be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate-related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

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

(2)
Net income for the year ended December 31, 2016 includes a gain on sale of real estate of $22.8 million, write-off of issuance costs of preferred stock of $12.5 million, loss on early extinguishment of debt of $1.2 million and severance expense and equity accelerations of $0.9 million. Net income for the year ended December 31, 2015 includes an impairment on investment in real estate of $122.5 million and severance expense and equity accelerations of $6.1 million. Net income for the year ended December 31, 2014 includes loss on early extinguishment of debt of $1.7 million.

Related Party Transactions
Leasing Arrangements
Until September 2016, we leased approximately 9,337 square feet of office space in Washington, D.C., in an office building owned by an entity affiliated with our Chairman of the Board. In addition, our Executive Vice President, Chief Development Officer, is a non-managing member of this entity, and her sole interest is an approximately 1% non-managing membership interest. We believe that the terms of this lease were fair and reasonable and reflected the terms we could expect to obtain in an arm's length transaction for comparable space elsewhere in Washington, D.C. Rent expense under this lease was $0.3 million for the year ended December 31, 2016. The term of this lease expired on September 30, 2016, and we have entered into a new office lease with an unrelated party.
Acquisition of Undeveloped Land
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by our Chairman of the Board. One parcel is a 35.4 acre site that we purchased for $15.6 million, which we are using for the development of our ACC9 and ACC10 data center facilities. The managers of the entity that sold us this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO which also owns approximately 1% of the seller. In connection with the purchase of this parcel, the parties agreed that the party who began improvement work first on any portion of the property that is adjacent to the road would be responsible for certain improvements to the road required by the county and that the cost of these improvements would be shared between the parties. We were the first to begin improvements to the land adjacent to the road, and we have begun to make the necessary improvements to the road as required. As of December 31, 2016, $0.3 million was due to us from the seller for its share of these improvement costs.
The other parcel is an 8.6 acre site that we purchased for $4.6 million. This parcel is being held for the future development of either a powered base shell or build-to-suit data center to be known as ACC11. Our Chairman of the Board and our former CEO are the managers of the limited liability company that manages the entity that sold us this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owned this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared for the Audit Committee of our Board of Directors by an independent appraisal firm.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the US dollar-denominated borrowings under the Unsecured Credit facility currently bear interest at a rate equal to LIBOR plus an applicable margin. The Canadian dollar-denominated borrowings under the Unsecured Credit Facility bear interest at a rate equal to the Canadian Dollar Offered Rate ("CDOR") plus an applicable margin. If the LIBOR and CDOR interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of December 31, 2016 would decrease future net income and cash flows by $4.1 million annually less the impact of capitalization of interest incurred on net income. Because one-month LIBOR was 0.77% and one-month CDOR was 0.94% as of December 31, 2016, a decrease in each of these rates to zero would increase future net income and cash flows by $3.2 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of December 31, 2016, 67% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of DuPont Fabros Technology, Inc.
We have audited DuPont Fabros Technology, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited the accompanying consolidated balance sheets of DuPont Fabros Technology, L.P. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DuPont Fabros Technology, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DuPont Fabros Technology, L.P's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Partners of DuPont Fabros Technology, L.P.
We have audited DuPont Fabros Technology, L.P.'s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DuPont Fabros Technology L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, DuPont Fabros Technology, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DuPont Fabros Technology, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 23, 2017

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	December 31, 2016	December 31, 2015
ASSETS
Income producing property:
Land	$105,890	$94,203
Buildings and improvements	3,018,361	2,736,936
	3,124,251	2,831,139
Less: accumulated depreciation	(662,183)	(560,837)
Net income producing property	2,462,068	2,270,302
Construction in progress and property held for development	330,983	300,939
Net real estate	2,793,051	2,571,241
Cash and cash equivalents	38,624	31,230
Rents and other receivables, net	11,533	9,588
Deferred rent, net	123,058	128,941
Lease contracts above market value, net	5,138	6,029
Deferred costs, net	25,776	23,774
Prepaid expenses and other assets	41,284	44,689
Total assets	$3,038,464	$2,815,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$50,926	$—
Mortgage notes payable, net of deferred financing costs	110,733	114,075
Unsecured term loan, net of deferred financing costs	249,036	249,172
Unsecured notes payable, net of discount and deferred financing costs	837,323	834,963
Accounts payable and accrued liabilities	36,909	32,301
Construction costs payable	56,428	22,043
Accrued interest payable	11,592	11,821
Dividend and distribution payable	46,352	43,906
Lease contracts below market value, net	2,830	4,132
Prepaid rents and other liabilities	78,232	67,477
Total liabilities	1,480,361	1,379,890
Redeemable noncontrolling interests – operating partnership	591,101	479,189
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series A cumulative redeemable perpetual preferred stock, no shares issued and outstanding at December 31, 2016 and 7,400,000 shares issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred stock, no shares issued and outstanding at December 31, 2016 and 6,650,000 shares issued and outstanding at December 31, 2015	—	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 shares issued and outstanding at December 31, 2016 and no shares issued and outstanding at December 31, 2015	201,250	—
Common stock, $.001 par value, 250,000,000 shares authorized, 75,914,763 shares issued and outstanding at December 31, 2016 and 66,105,650 shares issued and outstanding at December 31, 2015	76	66
Additional paid in capital	766,732	685,042
Retained earnings (Accumulated deficit)	—	(79,945)
Accumulated other comprehensive loss	(1,056)	—
Total stockholders’ equity	967,002	956,413
Total liabilities and stockholders’ equity	$3,038,464	$2,815,492
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Base rent	$345,022	$298,585	$285,716
Recoveries from tenants	169,668	139,537	124,853
Other revenues	14,011	14,278	7,023
Total revenues	528,701	452,400	417,592
Expenses:
Property operating costs	154,064	130,051	117,339
Real estate taxes and insurance	20,180	21,335	14,195
Depreciation and amortization	107,781	104,044	96,780
General and administrative	23,043	18,064	17,181
Impairment on investment in real estate	—	122,472	—
Other expenses	11,781	16,859	9,222
Total expenses	316,849	412,825	254,717
Operating income	211,852	39,575	162,875
Interest:
Expense incurred	(48,294)	(40,510)	(33,583)
Amortization of deferred financing costs	(3,712)	(3,151)	(2,980)
Gain on sale of real estate	22,833	—	—
Loss on early extinguishment of debt	(1,232)	—	(1,701)
Net income (loss)	181,447	(4,086)	124,611
Net (income) loss attributable to redeemable noncontrolling interests – operating partnership	(24,248)	5,993	(18,704)
Net income attributable to controlling interests	157,199	1,907	105,907
Preferred stock dividends	(20,739)	(27,245)	(27,245)
Issuance costs associated with redeemed preferred stock	$(12,495)	$—	$—
Net income (loss) attributable to common shares	$123,965	$(25,338)	$78,662
Earnings per share – basic:
Net income (loss) attributable to common shares	$1.69	$(0.40)	$1.19
Weighted average common shares outstanding	73,003,164	65,184,013	65,486,108
Earnings per share – diluted:
Net income (loss) attributable to common shares	$1.67	$(0.40)	$1.18
Weighted average common shares outstanding	73,839,036	65,184,013	66,086,379
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$181,447	$(4,086)	$124,611
Other comprehensive loss:
Foreign currency translation adjustments	(1,257)	—	—
Comprehensive income (loss)	180,190	(4,086)	124,611
Net (income) loss attributable to redeemable noncontrolling interests – operating partnership	(24,248)	5,993	(18,704)
Other comprehensive loss attributable to redeemable noncontrolling interests – operating partnership	201	—	—
Comprehensive income attributable to controlling interests	156,143	1,907	105,907
Preferred stock dividends	(20,739)	(27,245)	(27,245)
Issuance costs associated with redeemed preferred stock	(12,495)	—	—
Comprehensive income (loss) attributable to common shares	$122,909	$(25,338)	$78,662
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
		Number	Amount				Total
Balance at December 31, 2013	$351,250	65,205,274	$65	$900,959	$—	$—	$1,252,274
Net income attributable to controlling interests					105,907		105,907
Dividends declared on common stock				(18,204)	(78,662)		(96,866)
Dividends earned on preferred stock					(27,245)		(27,245)
Redemption of operating partnership units		234,300	—	6,100			6,100
Issuance of stock awards		163,187	—	360			360
Stock option exercises		507,056	1	5,555			5,556
Retirement and forfeiture of stock awards		(48,013)	—	(1,193)			(1,193)
Amortization of deferred compensation costs				6,565			6,565
Adjustments to redeemable noncontrolling interests – operating partnership				(136,117)			(136,117)
Balance at December 31, 2014	$351,250	66,061,804	$66	$764,025	$—	$—	$1,115,341
Net income attributable to controlling interests					1,907		1,907
Dividends declared on common stock				(58,917)	(54,533)		(113,450)
Dividends earned on preferred stock					(27,245)		(27,245)
Redemption of operating partnership units		363,674	—	9,544			9,544
Common stock repurchases		(1,002,610)	(1)	(31,911)			(31,912)
Issuance of stock awards		565,162	1	2,238			2,239
Stock option exercises		362,642	—	7,930			7,930
Retirement and forfeiture of stock awards		(245,022)	—	(7,682)			(7,682)
Amortization of deferred compensation costs				7,846			7,846
Adjustments to redeemable noncontrolling interests – operating partnership				(8,105)			(8,105)
Impact of adoption of new accounting guidance related to stock-based compensation				74	(74)		—
Balance at December 31, 2015	$351,250	66,105,650	$66	$685,042	$(79,945)	$—	$956,413
Net income attributable to controlling interests					157,199		157,199
Other comprehensive loss attributable to controlling interests - foreign currency translation adjustments						(1,056)	(1,056)
Issuance of common stock, net		7,613,000	8	275,462			275,470

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands except share data) (Continued)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
		Number	Amount				Total
Dividends declared on common stock				(99,925)	(44,020)		(143,945)
Dividends earned on preferred stock					(20,739)		(20,739)
Redemption of operating partnership units		1,618,048	2	64,167			64,169
Issuance of preferred stock, net	201,250			(6,998)			194,252
Redemption of preferred stock	(351,250)			12,495	(12,495)		(351,250)
Issuance of stock awards		227,430		810			810
Stock option exercises		478,733		10,592			10,592
Retirement and forfeiture of stock awards		(128,098)		(2,969)			(2,969)
Amortization of deferred compensation costs				6,813			6,813
Adjustments to redeemable noncontrolling interests – operating partnership				(178,757)			(178,757)
Balance at December 31, 2016	$201,250	75,914,763	$76	$766,732	$—	$(1,056)	$967,002
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flow from operating activities
Net income (loss)	$181,447	$(4,086)	$124,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	107,781	104,044	96,780
Impairment on investment in real estate	—	122,472	—
Gain on sale of real estate	(22,833)	—	—
Loss on early extinguishment of debt	1,232	—	1,701
Straight-line revenues, net of reserve	(93)	13,424	7,673
Amortization of deferred financing costs	3,712	3,151	2,980
Amortization and write-off of lease contracts above and below market value	(411)	(880)	(2,393)
Compensation paid with Company common shares	6,597	9,303	6,191
Changes in operating assets and liabilities
Rents and other receivables	(1,884)	(1,475)	4,561
Deferred costs	(3,892)	(4,233)	(2,552)
Prepaid expenses and other assets	(2,196)	4,901	(5,637)
Accounts payable and accrued liabilities	4,546	5,053	1,395
Accrued interest payable	(229)	1,062	776
Prepaid rents and other liabilities	16,185	2,285	8,427
Net cash provided by operating activities	289,962	255,021	244,513
Cash flow from investing activities
Net proceeds from sale of real estate	123,545	—	—
Investments in real estate – development	(294,764)	(217,339)	(265,374)
Acquisition of real estate	(53,105)	(8,600)	—
Acquisition of real estate – related party	(20,168)	—	—
Interest capitalized for real estate under development	(10,380)	(11,564)	(9,644)
Improvements to real estate	(4,843)	(3,459)	(1,916)
Additions to non-real estate property	(1,270)	(753)	(316)
Net cash used in investing activities	(260,985)	(241,715)	(277,250)
Cash flow from financing activities
Line of credit:
Proceeds	135,899	120,000	60,000
Repayments	(85,000)	(180,000)	—
Mortgage notes payable:
Repayments	(3,750)	—	—
Unsecured term loan:
Proceeds	—	—	96,000
Unsecured notes payable:
Proceeds	—	248,012	—
Payments of financing costs	(5,866)	(4,740)	(3,829)
Issuance of common stock, net of offering costs	275,470	—	—
Issuance of preferred stock, net of offering costs	194,252	—	—

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2016	2015	2014
Redemption of preferred stock	(351,250)	—	—
Equity compensation proceeds	7,623	249	4,363
Common stock repurchases	—	(31,912)	—
Dividends and distributions:
Common shares	(137,076)	(110,126)	(85,422)
Preferred shares	(24,824)	(27,245)	(27,245)
Redeemable noncontrolling interests – operating partnership	(27,061)	(25,912)	(20,265)
Net cash (used in) provided by financing activities	(21,583)	(11,674)	23,602
Net increase (decrease) in cash and cash equivalents	7,394	1,632	(9,135)
Cash and cash equivalents, beginning of period	31,230	29,598	38,733
Cash and cash equivalents, ending of period	$38,624	$31,230	$29,598
Supplemental information:
Cash paid for interest, net of amounts capitalized	$48,871	$39,509	$32,923
Deferred financing costs capitalized for real estate under development	$629	$737	$601
Construction costs payable capitalized for real estate under development	$56,428	$22,043	$32,949
Redemption of operating partnership units	$64,169	$9,544	$6,100
Adjustments to redeemable noncontrolling interests – operating partnership	$178,757	$8,105	$136,117
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED BALANCE SHEETS (in thousands except units)

	December 31, 2016	December 31, 2015
ASSETS
Income producing property:
Land	$105,890	$94,203
Buildings and improvements	3,018,361	2,736,936
	3,124,251	2,831,139
Less: accumulated depreciation	(662,183)	(560,837)
Net income producing property	2,462,068	2,270,302
Construction in progress and property held for development	330,983	300,939
Net real estate	2,793,051	2,571,241
Cash and cash equivalents	34,409	27,015
Rents and other receivables, net	11,533	9,588
Deferred rent, net	123,058	128,941
Lease contracts above market value, net	5,138	6,029
Deferred costs, net	25,776	23,774
Prepaid expenses and other assets	41,284	44,689
Total assets	$3,034,249	$2,811,277
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$50,926	$—
Mortgage notes payable, net of deferred financing costs	110,733	114,075
Unsecured term loan, net of deferred financing costs	249,036	249,172
Unsecured notes payable, net of discount and deferred financing costs	837,323	834,963
Accounts payable and accrued liabilities	36,909	32,301
Construction costs payable	56,428	22,043
Accrued interest payable	11,592	11,821
Dividend and distribution payable	46,352	43,906
Lease contracts below market value, net	2,830	4,132
Prepaid rents and other liabilities	78,232	67,477
Total liabilities	1,480,361	1,379,890
Redeemable partnership units	591,101	479,189
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series A cumulative redeemable perpetual preferred units, no units issued and outstanding at December 31, 2016 and 7,400,000 units issued and outstanding at December 31, 2015	—	185,000
Series B cumulative redeemable perpetual preferred units, no units issued and outstanding at December 31, 2016 and 6,650,000 units issued and outstanding at December 31, 2015	—	166,250
Series C cumulative redeemable perpetual preferred stock, 8,050,000 units issued and outstanding at December 31, 2016 and no units issued and outstanding at December 31, 2015	201,250	—
Common units, 75,252,390 units issued and outstanding at December 31, 2016 and 65,443,277 units issued and outstanding at December 31, 2015	754,892	594,927
General partner’s capital, common units, 662,373 issued and outstanding at December 31, 2016 and December 31, 2015	6,645	6,021
Total partners’ capital	962,787	952,198
Total liabilities and partners’ capital	$3,034,249	$2,811,277
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except unit and per unit data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Base rent	$345,022	$298,585	$285,716
Recoveries from tenants	169,668	139,537	124,853
Other revenues	14,011	14,278	7,023
Total revenues	528,701	452,400	417,592
Expenses:
Property operating costs	154,064	130,051	117,339
Real estate taxes and insurance	20,180	21,335	14,195
Depreciation and amortization	107,781	104,044	96,780
General and administrative	23,043	18,064	17,181
Impairment on investment in real estate	—	122,472	—
Other expenses	11,781	16,859	9,222
Total expenses	316,849	412,825	254,717
Operating income	211,852	39,575	162,875
Interest:
Expense incurred	(48,294)	(40,510)	(33,583)
Amortization of deferred financing costs	(3,712)	(3,151)	(2,980)
Gain on sale of real estate	22,833	—	—
Loss on early extinguishment of debt	(1,232)	—	(1,701)
Net income (loss)	181,447	(4,086)	124,611
Preferred unit distributions	(20,739)	(27,245)	(27,245)
Issuance costs associated with redeemed preferred units	(12,495)	—	—
Net income (loss) attributable to common units	$148,213	$(31,331)	$97,366
Earnings per unit – basic:
Net income (loss) attributable to common units	$1.69	$(0.40)	$1.19
Weighted average common units outstanding	87,284,564	80,599,199	81,053,127
Earnings per unit – diluted:
Net income (loss) attributable to common units	$1.67	$(0.40)	$1.18
Weighted average common units outstanding	88,120,436	80,599,199	81,653,398
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$181,447	$(4,086)	$124,611
Other comprehensive loss:
Foreign currency translation adjustments	(1,257)	—	—
Comprehensive income (loss)	180,190	(4,086)	124,611
Preferred unit distributions	(20,739)	(27,245)	(27,245)
Issuance costs associated with redeemed preferred units	(12,495)	—	—
Comprehensive income (loss) attributable to common units	$146,956	$(31,331)	$97,366
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2013	$351,250	64,542,901	$887,695	662,373	$9,110	$1,248,055
Net income			123,362		1,249	124,611
Common unit distributions			(118,723)		(974)	(119,697)
Preferred unit distributions			(26,972)		(273)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		234,300	6,100			6,100
Issuance of OP units for stock awards		163,187	360			360
Issuance of OP units due to option exercises		507,056	5,556			5,556
Retirement and forfeiture of OP units		(48,013)	(1,193)			(1,193)
Amortization of deferred compensation costs			6,565			6,565
Adjustments to redeemable partnership units			(130,496)		(1,493)	(131,989)
Balance at December 31, 2014	$351,250	65,399,431	$752,254	662,373	$7,619	$1,111,123
Net loss			(4,045)		(41)	(4,086)
Common unit distributions			(138,817)		(1,146)	(139,963)
Preferred unit distributions			(26,972)		(273)	(27,245)
Issuance of OP units to DFT when redeemable partnership units redeemed		363,674	9,544			9,544
OP unit repurchases		(1,002,610)	(31,912)			(31,912)
Issuance of OP units for stock awards		565,162	2,239			2,239
Issuance of OP units due to option exercises		362,642	7,930			7,930
Retirement and forfeiture of OP units		(245,022)	(7,682)			(7,682)
Amortization of deferred compensation costs			7,846			7,846
Adjustments to redeemable partnership units			24,542		(138)	24,404
Balance at December 31, 2015	$351,250	65,443,277	$594,927	662,373	$6,021	$952,198
Net income			179,864		1,583	181,447
Other comprehensive loss - foreign currency translation adjustments			(1,246)		(11)	(1,257)
Issuance of OP units for common stock offering, net		7,613,000	275,470			275,470
Common unit distributions			(169,403)		(1,265)	(170,668)
Preferred unit distributions			(20,558)		(181)	(20,739)
Issuance of OP units to DFT when redeemable partnership units redeemed		1,618,048	64,169			64,169
Issuance of OP units for preferred stock offering, net	201,250		(6,998)			194,252
Redemption of OP units for preferred stock	(351,250)					(351,250)
Issuance of OP units for stock awards		227,430	810			810
Issuance of OP units due to option exercises		478,733	10,592			10,592
Retirement and forfeiture of OP units		(128,098)	(2,969)			(2,969)
Amortization of deferred compensation costs			6,813			6,813
Adjustments to redeemable partnership units			(176,579)		498	(176,081)
Balance at December 31, 2016	$201,250	75,252,390	$754,892	662,373	$6,645	$962,787
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flow from operating activities
Net income (loss)	$181,447	$(4,086)	$124,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	107,781	104,044	96,780
Impairment on investment in real estate	—	122,472	—
Gain on sale of real estate	(22,833)	—	—
Loss on early extinguishment of debt	1,232	—	1,701
Straight-line rent, net of reserve	(93)	13,424	7,673
Amortization of deferred financing costs	3,712	3,151	2,980
Amortization of lease contracts above and below market value	(411)	(880)	(2,393)
Compensation paid with Company common shares	6,597	9,303	6,191
Changes in operating assets and liabilities
Rents and other receivables	(1,884)	(1,475)	4,561
Deferred costs	(3,892)	(4,233)	(2,552)
Prepaid expenses and other assets	(2,196)	4,901	(5,637)
Accounts payable and accrued liabilities	4,546	5,053	1,396
Accrued interest payable	(229)	1,062	776
Prepaid rents and other liabilities	16,185	2,288	8,427
Net cash provided by operating activities	289,962	255,024	244,514
Cash flow from investing activities
Proceeds from the sale of real estate	123,545	—	—
Investments in real estate – development	(294,764)	(217,339)	(265,374)
Acquisition of real estate	(53,105)	(8,600)	—
Acquisition of real estate – related party	(20,168)	—	—
Interest capitalized for real estate under development	(10,380)	(11,564)	(9,644)
Improvements to real estate	(4,843)	(3,459)	(1,916)
Additions to non-real estate property	(1,270)	(753)	(316)
Net cash used in investing activities	(260,985)	(241,715)	(277,250)
Cash flow from financing activities
Line of credit:
Proceeds	135,899	120,000	60,000
Repayments	(85,000)	(180,000)	—
Mortgage notes payable:
Repayments	(3,750)	—	—
Unsecured term loan:
Proceeds	—	—	96,000
Unsecured notes payable:
Proceeds	—	248,012	—
Payments of financing costs	(5,866)	(4,740)	(3,829)
Issuance of common units, net of offering costs	275,470	—	—
Issuance of preferred units, net of offering costs	194,252	—	—

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Continued)

	Year ended December 31,
	2016	2015	2014
Redemption of preferred units	(351,250)	—	—
Equity compensation proceeds	7,623	249	4,363
OP unit repurchases	—	(31,912)	—
Distributions	(188,961)	(163,283)	(132,932)
Net cash (used in) provided by financing activities	(21,583)	(11,674)	23,602
Net increase (decrease) in cash and cash equivalents	7,394	1,635	(9,134)
Cash and cash equivalents, beginning of period	27,015	25,380	34,514
Cash and cash equivalents, ending of period	$34,409	$27,015	$25,380
Supplemental information:
Cash paid for interest, net of amounts capitalized	$48,871	$39,509	$32,923
Deferred financing costs capitalized for real estate under development	$629	$737	$601
Construction costs payable capitalized for real estate under development	$56,428	$22,043	$32,949
Redemption of operating partnership units	$64,169	$9,544	$6,100
Adjustments to redeemable partnership units	$176,081	$(24,404)	$131,989
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
1. Description of Business
DuPont Fabros Technology, Inc. (“DFT”), through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of December 31, 2016, owned 84.9% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of December 31, 2016, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7, CH1, CH2, SC1 Phases I-II, VA3, and VA4;

•	Five data center projects under development – ACC9 Phases I and II, CH3 Phase I, SC1 Phase III and TOR1 Phase IA;

•	One shell of a data center currently under development – ACC10;

•	Three data center projects available for future development – CH3 Phase II, TOR1 Phase IB and TOR1 Phase II;

•	Land that may be used to develop four additional data centers – ACC8, ACC11, OR1 and OR2.

2. Significant Accounting Policies
Basis of Presentation
This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of December 31, 2016 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
We have one reportable segment consisting of investments in data centers located in the United States and Canada. All of our properties generate similar types of revenues and expenses related to customer rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio.
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
Property
All capital improvements for the income-producing properties are capitalized to individual building components, including interest and real estate taxes incurred during the period of development, and depreciated over their estimated useful lives. Interest is capitalized during the period of development based upon applying the property’s specific borrowing rate to the actual development costs expended up to specific borrowings, if any, and then applying our weighted-average borrowing rate to any residual development costs expended during the construction period. Interest is capitalized until the property has reached substantial completion and is ready for its intended use. Interest costs capitalized totaled $11.0 million, $12.3 million and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We cease interest capitalization when a development is placed in service or temporarily suspended.
We capitalize pre-development costs, including internal costs, incurred in pursuit of new development opportunities for which we believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred. In addition, if the status of such a pre-development opportunity changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Furthermore, the revenue from incidental operations received from the current improvements in excess of any incremental costs are recorded as a reduction of total capitalized costs of the development project and not as a part of net income. The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of the asset, is substantially complete and ready for its intended use. For the years ended December 31, 2016, 2015 and 2014, we capitalized $8.0 million, $7.5 million and $4.5 million, respectively, of internal development and leasing costs on all of our data centers.
The fair value of in-place leases consists of the following components, as applicable: (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new customer, foregone recovery of customer pass-through, customer improvements, and other direct costs associated with obtaining a new customer (referred to as tenant origination costs); (2) the estimated leasing commissions associated with obtaining a new customer (referred to as leasing commissions); and (3) the above/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as lease intangibles). Tenant origination costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. Leasing commissions are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining life of the underlying leases. Should a customer terminate its lease early, the unamortized portions of leasing commissions and lease intangibles associated with that lease are written off to amortization expense or rental revenue, respectively, as further described below.

Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three years to seven years. Depreciation expense was $103.5 million, $98.8 million and $92.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.
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
No impairment losses were recorded for the years ended December 31, 2016 and 2014. In the fourth quarter of 2015, we identified our NJ1 data center as an asset that fell outside of our strategic focus on wholesale data centers in our targeted markets, and it became evident that we would, more likely than not, sell NJ1 prior to its previously estimated useful life. In connection with that determination, we evaluated the recoverability of the carrying value for NJ1 and determined that its carrying value was no longer recoverable due to reducing its expected holding period. As a result, for the year ended December 31, 2015, we reduced the carrying value of NJ1 to its estimated fair value by recording an impairment charge of $122.5 million. Estimated fair value was determined using a third party appraisal for NJ1 in conjunction with the guidance in ASC 820, which involved the use of Level 3 inputs. The appraisal was based on the income capitalization approach which derives value using the property's potential income and an average market capitalization rate for comparable sales in the market. NJ1 was sold in the second quarter of 2016 at a gain of $22.8 million.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. Accordingly, as of December 31, 2016 and 2015, we did not have any properties classified as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility (the "Unsecured Credit Facility"), net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
Financing costs presented within deferred costs, net	2016	2015
Financing costs	$12,352	$8,198
Accumulated amortization	(6,376)	(4,969)
Financing costs, net	$5,976	$3,229
Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
Financing costs presented as a reduction of debt liability balances	2016	2015
Financing costs	$20,423	$20,531
Accumulated amortization	(7,935)	(5,618)
Financing costs, net	$12,488	$14,913
On July 25, 2016, we amended and restated the Unsecured Credit Facility and the Unsecured Term Loan, which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in a loss on early extinguishment of debt of $1.2 million in the third quarter of 2016, which included a partial write-off of unamortized deferred financing costs of $0.5 million. In May 2014, we amended the Unsecured Credit Facility, which, due to the change in composition of lenders comprising the Unsecured Credit Facility's bank group, resulted in the partial write-off of unamortized deferred financing costs totaling $0.3 million. In July 2014, we amended the Unsecured Term Loan, which, due to the change in composition of lenders comprising the Unsecured Term Loan's bank group, resulted in a loss on early extinguishment of debt of $1.4 million, which included a partial write-off of unamortized deferred financing costs of $0.7 million.
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
Leasing costs incurred for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Costs incurred for new leases	$3,690	$2,096	$2,004
Costs incurred for renewals	202	1,188	153
Costs incurred for re-leases	—	949	2,000
Total leasing costs incurred	$3,892	$4,233	$4,157
Amortization of deferred leasing costs totaled $4.2 million, $4.9 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Balances, net of accumulated amortization, at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Leasing costs	$53,556	$50,503
Accumulated amortization	(33,756)	(29,958)
Leasing costs, net	$19,800	$20,545

Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of December 31, 2016 and 2015, the fuel inventory was $4.2 million and $4.5 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Straight-line rents receivable are included in deferred rent, net in the accompanying consolidated balance sheets. Lease inducements, which include cash payments to customers, are amortized as a reduction of rental income over the noncancellable lease term. Lease inducements are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above market and below market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases.
If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue. In June 2015, we wrote-off as a reduction of base rent $0.4 million of unreserved straight-line rents receivable, $0.1 million of unamortized lease inducements and $1.0 million of unamortized lease intangibles related to a former customer in bankruptcy whose leases with us were rejected effective July 1, 2015 pursuant to an order made by the bankruptcy court.
Balances, net of accumulated amortization, at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Lease contracts above market value	$20,500	$20,500
Accumulated amortization	(15,362)	(14,471)
Lease contracts above market value, net	$5,138	$6,029

Lease contracts below market value	$24,175	$24,175
Accumulated amortization	(21,345)	(20,043)
Lease contracts below market value, net	$2,830	$4,132
Our policy is to record an allowance for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of December 31, 2016, we had a note receivable from a former customer of $25.0 million, which resulted from the settlement of our claim in this former customer's bankruptcy proceedings in the fourth quarter of 2016 and replaced the $6.5 million note receivable that we had from this former customer as of December 31, 2015. We are accounting for the note receivable on a non-accrual basis. As of December 31, 2016 and 2015, we had allowances against these notes of $23.6 million and $5.1 million, respectively, leaving a note receivable, net, of $1.4 million as of December 31, 2016 and 2015, which is included within rents and other receivables, net in our accompanying consolidated balance sheets. Based on the principal payment schedule in the note that includes semiannual principal payments beginning in June 2017, we continue to be reasonably assured that we will be able to collect the balance of the note receivable, net.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, we had no material allowances.

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
Other Revenue
Other revenue primarily consists of services provided to customers on a non-recurring basis. This includes layout design and installation of electrical power circuits, data cabling, server cabinets and racks, computer room airflow analyses and monitoring and other services requested by customers. Revenue is recognized on a completed contract basis when the project is finished and ready for the customer's use. This method is consistently applied for all periods presented. Costs of providing these services are included in other expenses in the accompanying consolidated statements of operations.
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
As of December 31, 2016 and 2015, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. We are subject to examination by the respective taxing authorities for the tax years 2013 through 2016.
In general, a TRS may perform non-customary services for customers, hold assets that DFT cannot hold directly and generally may engage in any real estate or non real estate-related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. For the years ended December 31, 2016 and 2014, we incurred $0.1 million of income taxes. For the year ended December 31, 2015, we incurred no income taxes; however, we recorded a deferred income tax credit of $0.2 million to reverse the cumulative deferred tax expense recorded as of December 31, 2014.
We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
As of December 31, 2016, our TRS had a deferred tax asset of $0.2 million, comprised entirely of its net operating loss carryforward, and no deferred tax liability, resulting in a net deferred tax asset of $0.2 million. We recorded a full valuation allowance for this net deferred tax asset as of December 31, 2016 due to the uncertainty of the realizability of this asset. The net operating loss carryforward of $0.2 million will begin to expire in 2031 if not utilized by then.
As of December 31, 2015, our TRS had a deferred tax asset of $4.6 million, comprised entirely of its net operating loss carryforward, and a deferred tax liability of $2.3 million, primarily comprised of a temporary depreciation difference, resulting in a net deferred tax asset of $2.3 million. We recorded a full valuation allowance for this net deferred tax asset as of December 31, 2015 due to the uncertainty of the realizability of this asset.
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Partnership Units
Redeemable noncontrolling interests – operating partnership, as presented on DFT’s consolidated balance sheets, represent the limited partnership interests in the Operating Partnership (the “OP units”) held by individuals and entities other than DFT. These interests are also presented on the Operating Partnership’s consolidated balance sheets, referred to as

“redeemable partnership units.” Accordingly, the following discussion related to redeemable noncontrolling interests – operating partnership of DFT refers equally to redeemable partnership units of the Operating Partnership.
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value. See Note 9. Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Net income attributable to redeemable noncontrolling interests – operating partnership	—	18,704
Distributions declared	—	(22,831)
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable noncontrolling interests – operating partnership	—	136,117
Balance at December 31, 2014	15,437,237	$513,134
Net loss attributable to redeemable noncontrolling interests – operating partnership	—	(5,993)
Distributions declared	—	(26,513)
Redemption of operating partnership units	(363,674)	(9,544)
Adjustments to redeemable noncontrolling interests – operating partnership	—	8,105
Balance at December 31, 2015	15,073,563	$479,189
Net income attributable to redeemable noncontrolling interests – operating partnership	—	24,248
Other comprehensive loss attributable to redeemable noncontrolling interests – operating partnership	—	(201)
Distributions declared	—	(26,723)
Redemption of operating partnership units	(1,618,048)	(64,169)
Adjustments to redeemable noncontrolling interests – operating partnership	—	178,757
Balance at December 31, 2016	13,455,515	$591,101

The following is a summary of activity for redeemable partnership units for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2013	15,671,537	$387,244
Redemption of operating partnership units	(234,300)	(6,100)
Adjustments to redeemable partnership units	—	131,990
Balance at December 31, 2014	15,437,237	$513,134
Redemption of operating partnership units	(363,674)	(9,544)
Adjustments to redeemable partnership units	—	(24,401)
Balance at December 31, 2015	15,073,563	$479,189
Redemption of operating partnership units	(1,618,048)	(64,169)
Adjustments to redeemable partnership units	—	176,081
Balance at December 31, 2016	13,455,515	$591,101
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Net income attributable to controlling interests	$157,199	$1,907	$105,907
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(114,588)	1,439	(130,017)
	$42,611	$3,346	$(24,110)
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
Stock-based Compensation
We periodically award stock-based compensation to employees and members of our Board of Directors in the form of common stock, restricted common stock, options and performance units. For each common stock award granted by DFT, the OP issues an equivalent common unit, which may be referred to herein as a common share, common stock, or a common unit. We estimate the fair value of the awards and recognize this value over the requisite service period. The fair value of restricted stock-based compensation is based on the market value of DFT’s common stock on the date of the grant. The fair value of options to purchase common stock is based on the Black-Scholes model. The fair value of performance units is based on a Monte Carlo simulation. Forfeitures of all stock-based compensation awards are recognized as they occur.

Compensation paid with Company common shares, which is included in general and administrative expense on our consolidated statements of operations, totaled $6.6 million, $5.3 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized $0.9 million, $0.8 million and $0.7 million of compensation paid with Company common shares to our data centers under development for the years ended December 31, 2016, 2015 and 2014, respectively.
Foreign Currency
The U.S. dollar is the functional currency of our consolidated operations in the United States. The functional currency of our consolidated entities that operate outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include foreign currency translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders' equity or partners' capital. We report gains and losses from the effect of rate changes on intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from remeasuring U.S. dollar transactions for non-U.S. functional currency entities, in other expenses on our consolidated statements of operations. For the year ended December 31, 2016, we had less than $0.1 million of foreign currency transaction losses.
Recently Issued Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are required to apply the new standard in the first quarter of 2018 and expect to elect the modified retrospective method of application of the standard. Although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We do not expect that this change will have a material effect on our financial position or results of operations. In addition, we currently do not believe the standard will have a material impact on how we recognize revenues from tenants with respect to operating expense recoveries on our financial position or results of operations.
Leases - In February 2016, the FASB issued Accounting Standards Update No. 2016-02 - Leases (Topic 842). We are required to apply the new standard in the first quarter of 2019. The Company’s leases consist of both lease components that will be accounted for under this standard and non-lease components such as operating expense recovery income that will be accounted for under ASU 2014-09, Revenue from Contracts with Customers. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material impact on our financial position or results of operations.
Financial Instruments - In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We are required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - Restricted Cash - In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (Topic 230), Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.

Business Combinations - In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. However, we will early-adopt the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.
Recently Adopted Accounting Pronouncements
Going Concern - In August 2014, the FASB issued Accounting Standards Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, management is required to perform a going concern evaluation similar to the auditor's evaluation required by standards issued by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. This evaluation is required for both annual and interim reporting periods. We adopted the new standard in the fourth quarter of 2016, and there was no material effect on our financial position or results of operations.
Consolidation - In February 2015, the FASB issued Accounting Standards Update No. 2015-02 - Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. We adopted this standard as of January 1, 2016, and there was no material effect on our financial position or results of operations.
Stock Compensation - In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance affects two areas of our accounting. First, the guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's statutory income tax withholding obligation. An employer is now allowed to withhold shares up to the amount of tax potentially owed using the maximum statutory tax rate in each jurisdiction. Second, companies now have the ability to make a policy election to account for forfeitures as they occur versus recording a forfeiture estimate. We early-adopted this standard as of January 1, 2016 and elected to account for forfeitures as they occur versus recording a forfeiture estimate. Per the guidance, we used a modified retrospective transition method of adoption, with a cumulative effect adjustment to accumulated deficit on our consolidated balance sheet as of December 31, 2015 totaling less than $0.1 million (see below).
Change in Accounting Principle
Stock Compensation - As required by Accounting Standards Update No. 2016-09 issued in March 2016, described above, we made a cumulative-effect adjustment to accumulated deficit to eliminate the forfeiture estimate recorded as of December 31, 2015, with a corresponding adjustment to additional paid in capital. The following table presents the prior period amounts that have been impacted by the new guidance and retrospectively adjusted on the consolidated balance sheet as of December 31, 2015 for DFT (dollars in thousands):

	As of December 31, 2015
	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted and Currently Reported
Additional paid in capital	$684,968	$74	$685,042
Accumulated deficit	(79,871)	(74)	(79,945)
Because the consolidated balance sheet for the Operating Partnership includes capital accounts for the general partner and the limited partners, which each include a combination of partner capital and retained earnings (accumulated deficit), there was no adjustment required for the consolidated balance sheet for the Operating Partnership as of December 31, 2015.

3. Real Estate Assets
The following is a summary of our properties as of December 31, 2016 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost (2)
ACC2	Ashburn, VA	$2,500	$156,480		$158,980
ACC3	Ashburn, VA	1,071	96,080		97,151
ACC4	Ashburn, VA	6,600	538,869		545,469
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,829		222,347
ACC7	Ashburn, VA	9,753	332,970		342,723
CH1	Elk Grove Village, IL	23,611	359,171		382,782
CH2	Elk Grove Village, IL	14,392	256,539		270,931
SC1 Phases I-II	Santa Clara, CA	20,202	433,099		453,301
VA3	Reston, VA	9,000	179,694		188,694
VA4	Bristow, VA	6,800	149,614		156,414
		105,890	3,018,361	—	3,124,251
Construction in progress and land held for development (1)				330,983	330,983
		$105,890	$3,018,361	$330,983	$3,455,234

(1)
Properties located in Ashburn, VA (ACC8, ACC9, ACC10, and ACC11), Elk Grove Village, IL (CH3), Santa Clara, CA (SC1 Phase III, formerly referred to as SC2), Hillsboro, OR (OR1 and OR2) and Vaughan, ON (TOR1).

(2)
As of December 31, 2016, the total cost of long-lived assets located in the United States totaled $3,408.9 million, and the total costs of long-lived assets located in Canada totaled $46.3 million (TOR1 in Vaughan, ON).

In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia from entities controlled by our Chairman of the Board. One parcel is a 35.4 acre site that we purchased for $15.6 million, which we are using for the development of our ACC9 and ACC10 data center facilities. The other parcel is an 8.6 acre site that we purchased for $4.6 million. This parcel is being held for the future development of either a powered base shell or build-to-suit data center to be known as ACC11.
In June 2016, we completed the sale of our NJ1 data center for a gross purchase price of $125.0 million, and recorded a gain on sale of $22.8 million. We had previously recorded an impairment charge of $122.5 million during the fourth quarter of 2015.
In July 2016, we completed the acquisition of a 46.7 acre parcel of land in Hillsboro, Oregon for a purchase price of $11.2 million. This acquisition was treated as an asset purchase under GAAP. We are holding this parcel of land for future development in connection with our expansion plans.
In September 2016, we completed the acquisition of a shell building and associated land in Vaughan, Ontario for a purchase price of $54.3 million CAD ($41.6 million USD). This acquisition was treated as an asset purchase under GAAP. We are currently developing Phase I of TOR1 in this shell.

The following presents the major components of our properties and the useful lives over which they are depreciated:

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

4. Intangible Assets and Liabilities
Leasing costs are classified as deferred costs and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. As of December 31, 2016, these assets have a weighted average remaining life of 6.9 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2017	$4,200
2018	3,854
2019	2,778
2020	2,235
2021	1,752
2022 and thereafter	4,981
$19,800
Lease intangible assets and liabilities are classified as lease contracts above and below market value, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. As of December 31, 2016, our net lease intangible assets have a weighted average remaining life of 6.9 years for above market leases and 3.5 years for below market leases with estimated net future amortization (as an increase (decrease) to rental income) as follows (in thousands):

Year Ending December 31,
2017	$467
2018	35
2019	(480)
2020	(644)
2021	(570)
2022 and thereafter	(1,116)
$(2,308)

Tenant origination costs are included in buildings and improvements in our accompanying consolidated balance sheets and are amortized as depreciation expense on a straight-line basis over the average remaining life of the underlying leases. As of December 31, 2016, these assets have a weighted average remaining life of 1.6 years with estimated future amortization as follows (in thousands):

Year Ending December 31,
2017	$1,243
2018	746
$1,989

5. Leases
For the years ended December 31, 2016, 2015 and 2014, the following customers comprised more than 10.0% of our consolidated revenues:

	Microsoft	Facebook	Fortune 25 Investment Grade-Rated Company
Year ended December 31, 2016	29.7%	17.6%	10.3%
Year ended December 31, 2015	25.2%	16.9%	6.5%
Year ended December 31, 2014	21.6%	17.4%	4.7%
As of December 31, 2016, these three customers accounted for $(2.0) million, $38.5 million and $11.7 million of deferred rent and $13.5 million, $8.4 million and $5.2 million of prepaid rents, respectively. As of December 31, 2015, these three customers accounted for $(5.2) million, $42.5 million, and $8.5 million of deferred rent and $9.8 million, $6.8 million, and $3.2 million of prepaid rents, respectively. We do not hold security deposits from these customers. The majority of our customers operate within the technology industry and, as such, their viability is subject to market fluctuations in that industry.
As of December 31, 2016, future minimum lease payments to be received under noncancellable operating leases are as follows for the years ending December 31 (in thousands):

2017	$365,642
2018	358,439
2019	292,355
2020	239,842
2021	219,023
2022 and thereafter	751,080
$2,226,381

6. Debt
Debt Summary as of December 31, 2016 and December 31, 2015
($ in thousands)

	December 31, 2016				December 31, 2015
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts (1)
Secured	$111,250	9%	2.3%	1.2	$115,000
Unsecured	1,150,926	91%	4.9%	5.1	1,100,000
Total	$1,262,176	100%	4.7%	4.8	$1,215,000
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	47%	5.9%	4.7	$600,000
Unsecured Notes due 2023 (2)	250,000	20%	5.6%	6.5	250,000
Fixed Rate Debt	$850,000	67%	5.8%	5.2	$850,000
Floating Rate Debt:
Unsecured Credit Facility	50,926	4%	2.4%	3.6	—
Unsecured Term Loan	250,000	20%	2.3%	5.1	250,000
ACC3 Term Loan	111,250	9%	2.3%	1.2	115,000
Floating Rate Debt	412,176	33%	2.3%	3.8	365,000
Total	$1,262,176	100%	4.7%	4.8	$1,215,000

(1)	Principal amounts exclude deferred financing costs.

(2)	Principal amount shown excludes original issue discount of $1.7 million.
Outstanding Indebtedness
Unsecured Credit Facility and Unsecured Term Loan
On July 25, 2016, we entered into an amended and restated credit agreement with a syndicate of banks (the "Amended and Restated Credit Agreement") that includes the following:

•	an unsecured revolving credit facility with a total commitment of $750 million (the "Unsecured Credit Facility"); and

•	an unsecured term loan facility, which has a total commitment and amount outstanding of $250 million (the "Unsecured Term Loan").
In November 2016, we added a Canadian dollar sublimit of up to $185 million (approximately CAD $250 million) to the Unsecured Credit Facility, which allows us to borrow in Canadian dollars to fund our TOR1 data center development in Vaughan, Ontario. In addition, the Canadian borrowings allow us to hedge our foreign currency investment risk by having these liabilities translate at the same exchange rates as our Canadian assets at the end of each period. In 2016, we designated all of the Canadian borrowings on our Unsecured Credit Facility, which totaled CAD $62.0 million as of December 31, 2016, as a net investment hedge of our Canadian assets. For the effective portion of these net investment hedges, the currency translation effects of these borrowings are reflected in accumulated other comprehensive loss within shareholders' equity on our consolidated balance sheets, where they offset the currency translation effects of our investment in our Canadian assets. There was no ineffectiveness for our net investment hedges during 2016.

At our option, we may increase the total commitment under the Unsecured Credit Facility and the Unsecured Term Loan to $1.25 billion, if one or more lenders commit to being a lender for the additional amount and certain other customary conditions are met.

Prior to July 25, 2016, the Unsecured Credit Facility and the Unsecured Term Loan were outstanding under separate credit agreements.

The obligations under the Amended and Restated Credit Agreement are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and all of the Operating Partnership’s subsidiaries that currently guaranty the obligations under the Unsecured Notes due 2021, listed below. Prior to July 25, 2016, the separate credit agreements that governed the Unsecured Credit Facility and the Unsecured Term Loan provided for substantially the same guarantees as the Amended and

Restated Credit Agreement. We may prepay the Unsecured Credit Facility and the Unsecured Term Loan at any time, in whole or in part, without penalty or premium.

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

•
net operating income generated from unencumbered properties divided by the amount of unsecured debt (net of unrestricted cash and cash equivalents) being not less than 12.5%, subject to a decrease to not less than 10.0% following a material acquisition;

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

We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of December 31, 2016.

The Unsecured Credit Facility matures on July 25, 2020.

We may elect to have borrowings under the Unsecured Credit Facility bear interest at either the London Interbank Offered Rate (“LIBOR”) or a base rate, which is based on the lender's prime rate, in each case plus an applicable margin. Prior to our receiving an investment grade credit rating, the applicable margin added to LIBOR and the base rate is based on the table below.

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
As of December 31, 2016, we had no letters of credit outstanding. As of December 31, 2016, we had USD $10.0 million and CAD $55.0 million outstanding on the Unsecured Credit Facility for a total of USD $50.9 million outstanding. As of February 23, 2017, we had USD $60.0 million and CAD $62.0 million outstanding on the Unsecured Credit Facility for a total of approximately USD $107.1 million outstanding.
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
ACC3 Term Loan
We have a $111.3 million term loan facility that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3 (the "ACC3 Term Loan"). The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on

March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the ACC3 Term Loan as of December 31, 2016.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1 and OR2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
The Unsecured Notes due 2021 rank (i) equally in right of payment with all of the Operating Partnership's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of its existing and future subordinated indebtedness, (iii) effectively subordinate to any of the Operating Partnership's existing and future secured indebtedness and (iv) effectively junior to any liabilities of any subsidiaries of the Operating Partnership that do not guarantee the Unsecured Notes due 2021. The guarantees of the Unsecured Notes due 2021 by DFT and the Subsidiary Guarantors rank (i) equally in right of payment with such guarantor's existing and future senior unsecured indebtedness, (ii) senior in right of payment with all of such guarantor's existing and future subordinated indebtedness and (iii) effectively subordinate to any of such guarantor's existing and future secured indebtedness
The Unsecured Notes due 2021 may be redeemed at the Operating Partnership's option, in whole or in part, at any time, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing September 15 of the years indicated below, in each case together with accrued and unpaid interest to the date of redemption:

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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of December 31, 2016.
Unsecured Notes due 2023
On June 9, 2015, the Operating Partnership completed the sale of $250 million of 5.625% senior unsecured notes due 2023, which we refer to as the Unsecured Notes due 2023. The Unsecured Notes due 2023 were issued at 99.205% of par and mature on June 15, 2023. We pay interest on the Unsecured Notes due 2023 semi-annually, in arrears, on June 15th and December 15th of each year.
The Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and the same Subsidiary Guarantors as those that guarantee the Unsecured Notes due 2021.
The ranking of the Unsecured Notes due 2023 and the guarantees of these notes are the same as the ranking of the Unsecured Notes due 2021 and the guarantees of those notes.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of December 31, 2016.

A summary of our debt repayment schedule as of December 31, 2016 is as follows:
Debt Maturity as of December 31, 2016
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	—		8,750	(4)	8,750	0.7%	2.3%
2018	—		102,500	(4)	102,500	8.1%	2.3%
2019	—		—		—	—%	—%
2020	—		50,926	(5)	50,926	4.1%	2.4%
2021	600,000	(2)	—		600,000	47.5%	5.9%
2022	—		250,000	(6)	250,000	19.8%	2.3%
2023	250,000	(3)	—		250,000	19.8%	5.6%
Total	$850,000		$412,176		$1,262,176	100%	4.7%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.7 million as of December 31, 2016.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increase to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Credit Facility matures on July 25, 2020 with a one-year extension option.

(6)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.

7. Related Party Transactions
We leased space for our headquarters building from an affiliate of our Chairman of the Board and our former CEO. In addition, our Executive Vice President, Chief Development Officer, is a non-managing member of this entity, and her sole interest is an approximately 1% non-managing membership interest. Rent expense was $0.3 million, $0.4 million and $0.4 million for each of the years ended December 31, 2016, 2015 and 2014. This lease ended on September 30, 2016 and we have entered into a new office lease with an unrelated party.
In February 2016, we acquired two parcels of undeveloped land in Ashburn, Virginia, from entities controlled by our Chairman of the Board. One parcel is a 35.4 acre site that we purchased for $15.6 million, which we are using for the development of our ACC9 and ACC10 data center facilities. The managers of the entity that sold us this site are a limited liability company owned solely by our Chairman of the Board, which also owns approximately 7% of the seller, and a limited liability company owned solely by our former CEO which also owns approximately 1% of the seller. In connection with the purchase of this parcel, the parties agreed that the party who began improvement work first on any portion of the property that is adjacent to the road would be responsible for certain improvements to the road required by the county and that the cost of these improvements would be shared between the parties. We were the first to begin improvements to the land adjacent to the road, and we have begun to make the necessary improvements to the road as required. As of December 31, 2016, $0.3 million was due to us from the seller for its share of these improvement costs.
The other parcel is an 8.6 acre site that we purchased for $4.6 million. This parcel is being held for the future development of either a powered base shell or build-to-suit data center to be known as ACC11. Our Chairman of the Board and our former CEO are the managers of the limited liability company that manages the entity that sold us this site. Our Chairman of the Board directly and indirectly owns approximately 23% of the seller, and our former CEO directly and indirectly owns approximately 18% of the seller. In addition, Frederic V. Malek, one of our independent directors, is a non-managing member of the entity that owned this site. Mr. Malek’s sole interest in this entity is the ownership of an approximately 4% non-managing membership interest; he is neither an employee nor an executive officer of this entity. The purchase price for each site was based on an appraisal prepared for the Audit Committee of our Board of Directors by an independent appraisal firm.

8. Commitments and Contingencies
We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.

Contracts related to the development of ACC7 Phase IV, ACC9 Phases I-II, SC1 Phase III, CH3 Phase I and ACC10 data centers were in place as of December 31, 2016. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the contractor's cost to perform the work and to purchase the equipment plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of December 31, 2016, the control estimates were as follows for our projects under development:

•	ACC7 Phase IV: $33.3 million of which $31.7 million had been incurred, and an additional $0.1 million has been committed under this contract.

•	ACC9 Phase I: $168.4 million of which $126.9 million has been incurred, and an additional $23.5 million has been committed under this contract.

•	ACC9 Phase II: $63.9 million of which $5.2 million has been incurred, and an additional $31.0 million has been committed under this contract.

•	SC1 Phase III: $149.0 million of which $78.6 million has been incurred, and an additional $17.1 million has been committed under this contract.

•	CH3 Phase I: $190.7 million of which $6.0 million has been incurred, and an additional $35.4 million has been committed under this contract.

•	ACC10 shell: $52.1 million of which $0.1 million has been incurred, and an additional $2.3 million has been committed under this contract.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board and our former CEO. Pursuant to the terms of these agreements, if we dispose of any interest in the initial contributed properties that generates more than a certain allowable amount of built-in gain for the contributors, as a group, in any single year through 2017, we will indemnify the contributors for a portion of the tax liabilities incurred with respect to the amount of built-in gain and tax liabilities incurred as a result of the reimbursement payment. The amount of initial built-in gain that can be recognized as of January 1, 2017 without triggering the tax protection provisions is approximately 100% of the initial built-in gain of $667 million (unaudited). This percentage has increased each year by 10%, accumulating to 100% in 2017. As of December 31, 2016, none of the tax protection provisions have been triggered and no liability has been recorded on our consolidated balance sheet. If, as of January 1, 2017, the tax protection provisions were triggered, we would not be liable for protection on the taxes related to the built-in gain. Additionally, pursuant to the terms of these agreements, we must provide an opportunity for certain of the contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $57 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.
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
The redemption value of redeemable noncontrolling interests – operating partnership as of December 31, 2016 and December 31, 2015 was $591.1 million and $479.2 million, respectively, based on the closing share price of DFT’s common stock of $43.93 and $31.79, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the years ended December 31, 2016, 2015 and 2014 OP unitholders redeemed a total of 1,618,048, 363,674, and 234,300 OP units, respectively, in exchange for an equal number of shares of common stock. See Note 2.

10. Preferred Stock
Series A Preferred Stock
In October 2010, DFT issued 7,400,000 shares of 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock"), for $185.0 million in an underwritten public offering. The liquidation preference on the Series A Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series A Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
On May 27, 2016, DFT redeemed 3,400,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. On June 9, 2016, DFT redeemed the remaining 4,000,000 shares of its Series A Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. Accordingly, for the year ended December 31, 2016, DFT wrote-off the original issuance costs related to the shares of Series A Preferred Stock totaling $6.4 million.
For the year ended December 31, 2016, DFT declared and paid a cash dividend on its Series A Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/1/2016	4/15/2016	$0.4921875	$0.4921875	$0.00
		$0.4921875	$0.4921875	$0.00
For the year ended December 31, 2015, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/2/2015	4/15/2015	$0.4921875	$0.4921875	$0.00
7/2/2015	7/15/2015	0.4921875	0.4921875	0.00
10/2/2015	10/15/2015	0.4921875	0.4921875	0.00
12/30/2015	1/15/2016	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
For the year ended December 31, 2014, DFT declared and paid the following cash dividends on its Series A Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/4/2014	4/15/2014	$0.4921875	$0.4921875	$0.00
7/3/2014	7/15/2014	0.4921875	0.4921875	0.00
10/3/2014	10/15/2014	0.4921875	0.4921875	0.00
12/30/2014	1/15/2015	0.4921875	0.4921875	0.00
		$1.9687500	$1.9687500	$0.00
Series B Preferred Stock
In March 2011 and January 2012, DFT issued an aggregate of 6,650,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock (the "Series B Preferred Stock"), for $166.3 million in underwritten public offerings. The liquidation preference on the Series B Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series B Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
On June 9, 2016, DFT redeemed 2,650,000 shares of its Series B Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. On July 15, 2016, DFT redeemed the remaining 4,000,000 shares of its Series B Preferred Stock at a redemption price of $25 per share, plus accrued and unpaid dividends through the date of redemption. Accordingly, for the year ended December 31, 2016, DFT wrote-off the original issuance costs related to the shares of Series B Preferred Stock totaling $6.1 million.

For the year ended December 31, 2016, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/1/2016	4/15/2016	$0.4765625	$0.4765625	$0.00
7/1/2016	7/15/2016	0.4765625	0.4765625	0.00
		$0.9531250	$0.9531250	$0.00
For the year ended December 31, 2015, DFT declared and paid the following cash dividends on its Series B Preferred Stock, of which the OP paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
4/2/2015	4/15/2015	$0.4765625	$0.4765625	$0.00
7/2/2015	7/15/2015	0.4765625	0.4765625	0.00
10/2/2015	10/15/2015	0.4765625	0.4765625	0.00
12/30/2015	1/15/2016	0.4765625	0.4765625	0.00
		$1.9062500	$1.9062500	$0.00
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
Series C Preferred Stock

In May 2016, DFT issued 8,050,000 shares of 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Stock"), for $201.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions and other offering costs, of $194.3 million. The liquidation preference on the Series C Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series C Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.

For the year ended December 31, 2016, DFT declared the following cash dividends on its Series C Preferred Stock, of which the OP will pay or has paid an equivalent distribution on its preferred units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
8/1/2016	8/15/2016	$0.4094618	$0.4094618	$0.00
11/1/2016	11/15/2016	0.4140625	0.4140625	0.00
		$0.8235243	$0.8235243	$0.00

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

11. Stockholders’ Equity of DFT and Partners’ Capital of the OP
During the years ended December 31, 2016, 2015 and 2014:

•
DFT issued an aggregate of 227,430, 565,162 and 163,187 shares of common stock, respectively, in connection with our annual grant of restricted stock to employees, the vesting of certain performance unit awards, the hiring of new employees and grants and retainers for our Board of Directors. The OP issued an equivalent number of units to the REIT.

•	OP unitholders redeemed a total of 1,618,048, 363,674 and 234,300 OP units, respectively, in exchange for an equal number of shares of DFT’s common stock.
For the year ended December 31, 2016, DFT declared and paid the following cash dividends totaling $1.91 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/01/2016	04/15/2016	$0.47	$0.26	$0.21
07/01/2016	07/15/2016	0.47	0.26	0.21
10/07/2016	10/17/2016	0.47	0.26	0.21
12/30/2016	01/17/2017	0.50	—	—
		$1.91	$0.78	$0.63

All of the $0.50 dividend paid in January 2017 (unaudited), will be included in 2017 common dividends.
For the year ended December 31, 2015, DFT declared and paid the following cash dividends totaling $1.73 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/02/2015	04/15/2015	$0.42	$0.42	$—
07/02/2015	07/15/2015	0.42	0.42	—
10/02/2015	10/15/2015	0.42	0.42	—
12/30/2015	01/16/2016	0.47	0.33	—
		$1.73	$1.59	$—

Of the $0.47 dividend paid in January 2016, $0.14 (unaudited) was included in 2016 common dividends.
For the year ended December 31, 2014, DFT declared and paid the following cash dividends totaling $1.47 per share on its common stock, of which the OP paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (Unaudited)	Nontaxable Return of Capital Distributions (Unaudited)
04/04/2014	04/15/2014	$0.35	$0.35	$—
07/03/2014	07/15/2014	0.35	0.35	—
10/03/2014	10/15/2014	0.35	0.35	—
12/30/2014	01/15/2015	0.42	0.39	—
		$1.47	$1.44	$—

Of the $0.42 dividend paid in January 2015, $0.03 (unaudited) was included in 2015 common dividends.
In December 2014, the Board of Directors approved a common stock repurchase program to acquire up to $120.0 million of DFT's common shares in 2015. Under this program, which expired on December 31, 2015, DFT repurchased 1,002,610 shares of its common stock totaling $31.9 million. All repurchased shares were retired immediately, and the Operating Partnership retired an equivalent number of units. We did not have a repurchase program in 2016.
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

12. Equity Compensation Plan
In May 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) following approval from our stockholders. The 2011 Plan is administered by the Compensation Committee of our Board of Directors. The 2011 Plan allows us to provide equity-based compensation to our personnel and directors in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units ("LTIP units") and other awards.
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
As of December 31, 2016, 3,913,287 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 2,386,713.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	303,964	$22.89
Granted	149,608	$25.63
Vested	(125,798)	$23.02
Forfeited	(3,785)	$23.98
Unvested balance at December 31, 2014	323,989	$24.10
Granted	171,475	$32.12
Vested	(138,585)	$23.87
Forfeited	(7,737)	$28.71
Unvested balance at December 31, 2015	349,142	$28.02
Granted	175,410	$33.96
Vested	(167,419)	$25.66
Forfeited	(47,958)	$30.41
Unvested balance at December 31, 2016	309,175	$32.30
During the years ended December 31, 2016, 2015 and 2014, we issued 175,410, 171,475 and 149,608 shares of restricted stock, respectively, which had aggregate values of $6.0 million, $5.5 million and $3.8 million, on the respective grant dates. These amounts will be amortized to expense over the respective vesting periods, which are typically three years. Also during the years ended December 31, 2016, 2015 and 2014, 167,419, 138,585 and 125,798 shares of restricted stock vested, respectively, at intrinsic values of $6.2 million, $4.3 million and $3.4 million on their respective vesting dates.
As of December 31, 2016, total unearned compensation on restricted stock was $6.4 million, and the weighted average vesting period was 1.1 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the year ended December 31, 2016, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the years ended December 31, 2016, 2015 and 2014 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2013	2,099,910	$17.13
Granted	—	$—
Exercised	(507,056)	$10.95
Forfeited	—	$—
Under option, December 31, 2014	1,592,854	$19.09
Granted	—	$—
Exercised	(362,642)	$21.87
Forfeited	—	$—
Under option, December 31, 2015	1,230,212	$18.28
Granted	—	$—
Exercised	(478,733)	$22.12
Forfeited	—	$—
Under option, December 31, 2016	751,479	$15.83

	Shares Subject to Option	Total Unearned Compensation		Weighted Average Vesting Period	Weighted Average Remaining Contractual Term
As of December 31, 2014	1,592,854	$0.7	million	0.5 years	6.2 years
As of December 31, 2015	1,230,212	$0.1	million	0.2 years	4.9 years
As of December 31, 2016	751,479	$—		0.0 years	3.6 years
The following table sets forth the number of unvested options as of December 31, 2016, 2015 and 2014 and the weighted average fair value of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2013	684,111	$5.73
Granted	—	$—
Vested	(381,787)	$6.28
Forfeited	—	$—
Unvested balance at December 31, 2014	302,324	$5.05
Granted	—	$—
Vested	(263,553)	$5.10
Forfeited	—	$—
Unvested balance at December 31, 2015	38,771	$4.75
Granted	—	$—
Vested	(38,771)	$4.75
Forfeited	—	$—
Unvested balance at December 31, 2016	—	$—
The following tables set forth the number of exercisable options as of December 31, 2016, 2015 and 2014 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	1,415,799	$4.81
Vested	381,787	$6.28
Exercised	(507,056)	$3.54
Options Exercisable at December 31, 2014	1,290,530	$5.74
Vested	263,553	$5.10
Exercised	(362,642)	$6.34
Options Exercisable at December 31, 2015	1,191,441	$5.41
Vested	38,771	$4.75
Exercised	(478,733)	$6.46
Options Exercisable at December 31, 2016	751,479	$4.71

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2014	1,290,530	$19.3	million	$18.27	5.8 years
As of December 31, 2015	1,191,441	$16.3	million	$18.14	4.9 years
As of December 31, 2016	751,479	$21.1	million	$15.83	3.6 years
The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.2 million, $3.7 million and $7.7 million, respectively.

Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units are settled in common shares following the performance period as long as the employee remains employed with us on the vesting date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over approximately a three year vesting period from the grant date to the vesting date. The number of common shares settled could range from 0% to 300%. For performance unit award grants prior to 2014, the vesting amount is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period.
For performance unit grants awarded in 2014 and thereafter, one-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Number of performance units granted	112,951	48,674	110,441
Expected volatility	24%	24%	30%
Expected annual dividend	6%	5%	5%
Risk-free rate	1.32%	1.06%	0.74%
Performance unit fair value at date of grant	$38.08	$38.34	$33.50
Total grant fair value at date of grant	$4.3 million	$1.9 million	$3.7 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$10.7 million	$4.7 million	$8.5 million

The following table sets forth the number of performance units outstanding and the fair value per unit at the date of grant as of December 31, 2016.

Grant Date		Grant Date Fair Value per Unit	Units Granted	Units Vested	Units Accelerated (1)	Units Forfeited	Units Outstanding	Payout	Total Shares Issued
2/23/2012	(2)	$28.26	61,033	(49,936)	—	(11,097)	—	—%	—
2/21/2013	(3)	$25.59	60,468	(10,995)	(38,479)	(10,994)	—	300%	148,422
2/21/2014	(4)	$33.50	110,441	—	(70,538)	(1,785)	38,118	(4)	207,365
3/16/2015		$38.34	48,674	—	(651)	(2,440)	45,583	100%	651
1/5/2016		$38.08	112,951	—	—	—	112,951
			393,567	(60,931)	(109,668)	(26,316)	196,652		356,438

(1)
Represents accelerated vesting of performance units due to departure of certain executives. In connection with the departure of our former CEO in February 2015, 320,676 common shares were issued pursuant to the accelerated vesting of certain of his unvested performance units. $1.9 million was expensed during the first quarter of 2015 related to the accelerated vesting of these performance units.

(2)
For the performance units granted in 2012, based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2012 to January 1, 2015, no common shares were issued upon vesting on March 1, 2015.

(3)
For the performance units granted in 2013, 115,437 common shares were issued due to the accelerated vesting of certain unvested performance units, which represented a 300% payout. Based on DFT’s total stockholder return compared to the MSCI US REIT index return for the period from January 1, 2013 to January 1, 2016, 32,985 common shares were issued upon the vesting of these performance units on March 1, 2016, which represented a 300% payout.

(4)
For the performance units granted in 2014, 205,240 common shares were issued, which represented a 300% payout, and 2,125 common shares were issued, which represented a 100% payout, due to the accelerated vesting of certain unvested performance units. Based on DFT’s total stockholder return compared to the MSCI US REIT index return for half of the grant and an index of five comparable publicly traded data center companies for the other half of the grant for the period from January 1, 2014 to January 1, 2017, 57,177 common shares will be issued upon their vesting on March 1, 2017, which represents an aggregate payout of 150%.

During the year ended December 31, 2016, no performance units were forfeited. During the year ended December 31, 2015, 4,225 performance units were forfeited with a weighted average fair value of $36.30 per unit. During the year ended December 31, 2014, no performance units were forfeited.

As of December 31, 2016, total unearned compensation on outstanding performance units was $3.7 million.

13. Earnings (Loss) Per Share of DFT

The following table sets forth the reconciliation of basic and diluted average shares outstanding used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Twelve months ended December 31,
	2016	2015	2014
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	73,003,164	65,184,013	65,486,108
Effect of dilutive securities	835,872	—	600,271
Weighted average common shares – diluted	73,839,036	65,184,013	66,086,379
Calculation of Earnings per Share – Basic
Net income (loss) attributable to common shares	$123,965	$(25,338)	$78,662
Net income allocated to unvested restricted shares	(628)	(599)	(484)
Net income (loss) attributable to common shares, adjusted	123,337	(25,937)	78,178
Weighted average common shares – basic	73,003,164	65,184,013	65,486,108
Earnings (loss) per common share – basic	$1.69	$(0.40)	$1.19
Calculation of Earnings per Share – Diluted
Net income (loss) attributable to common shares, adjusted	$123,337	$(25,937)	$78,178
Weighted average common shares – diluted	73,839,036	65,184,013	66,086,379
Earnings (loss) per common share – diluted	$1.67	$(0.40)	$1.18

The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per share (in millions):

	Twelve months ended December 31,
	2016	2015	2014
Stock Options	—	0.6	—
Performance Units	0.1	0.1	0.1
All of the stock options were antidilutive for the twelve months ended December 31, 2015 because of the net loss incurred during the year. The performance units presented above for the twelve months ended December 31, 2016, 2015 and 2014 were antidilutive because the vesting conditions for these awards were not met in each of these years.

14. Earnings (Loss) Per Unit of the Operating Partnership
The following table sets forth the reconciliation of basic and diluted average units outstanding used in the computation of earnings per unit:

	Twelve months ended December 31,
	2016	2015	2014
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	87,284,564	80,599,199	81,053,127
Effect of dilutive securities	835,872	—	600,271
Weighted average common units – diluted	88,120,436	80,599,199	81,653,398
Calculation of Earnings per Unit – Basic
Net income (loss) attributable to common units	148,213	(31,331)	97,366
Net income allocated to unvested restricted units	(628)	(599)	(484)
Net income (loss) attributable to common units, adjusted	147,585	(31,930)	96,882
Weighted average common units – basic	87,284,564	80,599,199	81,053,127
Earnings (loss) per common unit – basic	$1.69	$(0.40)	$1.19
Calculation of Earnings per Unit – Diluted
Net income (loss) attributable to common units, adjusted	147,585	(31,930)	96,882
Weighted average common units – diluted	88,120,436	80,599,199	81,653,398
Earnings per common unit – diluted	$1.67	$(0.40)	$1.18
The following table sets forth the amount of stock options and performance units that have been excluded from the calculation of diluted earnings per unit (in millions):

	Twelve months ended December 31,
	2016	2015	2014
Stock Options	—	0.6	—
Performance Units	0.1	0.1	0.1
All of the stock options were antidilutive for the twelve months ended December 31, 2015 because of the net loss incurred during the year. The performance units presented above for the twelve months ended December 31, 2016, 2015 and 2014 were antidilutive because the vesting conditions for these awards were not met in each of these years.

15. Employee Benefit Plan
We have a tax qualified retirement plan (“401(k) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(k) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. We match 50% of the employees' contributions up to a maximum match contribution of 4% of the employees' eligible compensation. Our contributions vest immediately. For the years ended December 31, 2016, 2015 and 2014 we contributed $0.6 million, $0.5 million and $0.4 million, respectively, to the 401(k) Plan.

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of December 31, 2016 and 2015:

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

•
Debt: As of December 31, 2016, the combined balance of the Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,260.5 million with a fair value of $1,291.0 million. The Unsecured Notes due 2021 and the Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The Unsecured Term Loan, the US dollar-denominated borrowings under the Unsecured Credit facility and ACC3 Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions. The Canadian dollar-denominated borrowings under the Unsecured Credit facility were valued based on Level 3 data which consisted of a one-month Canadian Dollar Offered Rate swap rate coterminous with the maturity of the Unsecured Credit Facility plus a spread consistent with current market conditions.

As of December 31, 2015, the combined balance of the Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,213.1 million with a fair value of $1,237.2 million. The Unsecured Notes due 2021 and the Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The ACC3 Loan and the Unsecured Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions.

17. Quarterly Financial Information (unaudited)
The table below reflects the selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands except share data):

	Three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$141,688	$134,326	$128,538	$124,149
Net income (1)	43,227	40,966	60,557	36,697
Net income attributable to common shares (1)	33,734	28,524	37,299	24,408
Net income attributable to common shares per common share-basic (1)	0.45	0.38	0.50	0.36
Net income attributable to common shares per common share-diluted (1) (2)	0.44	0.37	0.49	0.36

	Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$115,923	$115,337	$113,826	$107,314
Net (loss) income (3)	(91,953)	30,393	31,141	26,333
Net (loss) income attributable to common shares (3)	(79,871)	19,062	19,668	15,803
Net (loss) income attributable to common shares per common share-basic (3)	(1.23)	0.29	0.30	0.24
Net (loss) income attributable to common shares per common share-diluted (3)	(1.23)	0.29	0.30	0.24

(1) Net income for the quarter ended June 30, 2016 includes a gain on sale of real estate of $22.8 million.
(2) Amounts do not equal full year results due to rounding.
(3) Net loss for the quarter ended December 31, 2015 includes an impairment on investment in real estate of $122.5 million.

18. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes
The Unsecured Notes due 2021 and the Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1 and OR2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC. The following consolidating financial information sets forth the financial position as of December 31, 2016 and December 31, 2015 and the results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$80,673	$25,217	$—	$105,890
Buildings and improvements	—	2,332,771	685,590	—	3,018,361
	—	2,413,444	710,807	—	3,124,251
Less: accumulated depreciation	—	(605,488)	(56,695)	—	(662,183)
Net income producing property	—	1,807,956	654,112	—	2,462,068
Construction in progress and land held for development	—	88,836	242,147	—	330,983
Net real estate	—	1,896,792	896,259	—	2,793,051
Cash and cash equivalents	31,781	—	2,628	—	34,409
Rents and other receivables	1,390	4,743	5,400	—	11,533
Deferred rent	—	109,142	13,916	—	123,058
Lease contracts above market value, net	—	5,138	—	—	5,138
Deferred costs, net	6,066	11,632	8,078	—	25,776
Investment in affiliates	2,713,096	—	—	(2,713,096)	—
Prepaid expenses and other assets	3,463	27,341	10,480	—	41,284
Total assets	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$50,926	$—	$—	$—	$50,926
Mortgage notes payable, net of deferred financing costs	—	—	110,733	—	110,733
Unsecured term loan, net of deferred financing costs	249,036	—	—	—	249,036
Unsecured notes payable, net of discount and deferred financing costs	837,323	—	—	—	837,323
Accounts payable and accrued liabilities	6,477	22,319	8,113	—	36,909
Construction costs payable	—	10,159	46,269	—	56,428
Accrued interest payable	11,578	—	14	—	11,592
Distribution payable	46,352	—	—	—	46,352
Lease contracts below market value, net	—	2,830	—	—	2,830
Prepaid rents and other liabilities	216	58,599	19,417	—	78,232
Total liabilities	1,201,908	93,907	184,546	—	1,480,361
Redeemable partnership units	591,101	—	—	—	591,101
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 issued and outstanding at December 31, 2016	201,250	—	—	—	201,250
Common units, 75,252,390 issued and outstanding at December 31, 2016	754,892	1,960,881	752,215	(2,713,096)	754,892
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2016	6,645	—	—	—	6,645
Total partners’ capital	962,787	1,960,881	752,215	(2,713,096)	962,787
Total liabilities & partners’ capital	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except share data)

	December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$84,258	$9,945	$—	$94,203
Buildings and improvements	—	2,399,016	337,920	—	2,736,936
	—	2,483,274	347,865	—	2,831,139
Less: accumulated depreciation	—	(522,096)	(38,741)	—	(560,837)
Net income producing property	—	1,961,178	309,124	—	2,270,302
Construction in progress and land held for development	—	25,545	275,394	—	300,939
Net real estate	—	1,986,723	584,518	—	2,571,241
Cash and cash equivalents	21,697	—	5,318	—	27,015
Rents and other receivables	1,391	7,563	634	—	9,588
Deferred rent	—	122,830	6,111	—	128,941
Lease contracts above market value, net	—	6,029	—	—	6,029
Deferred costs, net	3,236	14,250	6,288	—	23,774
Investment in affiliates	2,546,465	—	—	(2,546,465)	—
Prepaid expenses and other assets	3,025	39,642	2,022	—	44,689
Total assets	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$—	$—	$—	$—	$—
Mortgage notes payable, net of deferred financing costs	—	—	114,075	—	114,075
Unsecured term loan, net of deferred financing costs	249,172	—	—	—	249,172
Unsecured notes payable, net of discount and deferred financing costs	834,963	—	—	—	834,963
Accounts payable and accrued liabilities	4,516	23,615	4,170	—	32,301
Construction costs payable	43	293	21,707	—	22,043
Accrued interest payable	11,815	—	6	—	11,821
Distribution payable	43,906	—	—	—	43,906
Lease contracts below market value, net	—	4,132	—	—	4,132
Prepaid rents and other liabilities	12	62,630	4,835	—	67,477
Total liabilities	1,144,427	90,670	144,793	—	1,379,890
Redeemable partnership units	479,189	—	—	—	479,189
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series A cumulative redeemable perpetual preferred units, 7,400,000 issued and outstanding at December 31, 2015	185,000	—	—	—	185,000
Series B cumulative redeemable perpetual preferred units, 6,650,000 issued and outstanding at December 31, 2015	166,250	—	—	—	166,250
Common units, 65,443,277 issued and outstanding at December 31, 2015	594,927	2,086,367	460,098	(2,546,465)	594,927
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2015	6,021	—	—	—	6,021
Total partners’ capital	952,198	2,086,367	460,098	(2,546,465)	952,198
Total liabilities & partners’ capital	$2,575,814	$2,177,037	$604,891	$(2,546,465)	$2,811,277

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$18,164	$270,357	$74,727	$(18,226)	$345,022
Recoveries from tenants	—	142,863	26,805	—	169,668
Other revenues	—	1,668	12,388	(45)	14,011
Total revenues	18,164	414,888	113,920	(18,271)	528,701
Expenses:
Property operating costs	—	144,935	27,338	(18,209)	154,064
Real estate taxes and insurance	—	16,916	3,264	—	20,180
Depreciation and amortization	100	88,321	19,360	—	107,781
General and administrative	22,009	52	982	—	23,043
Other expenses	1,564	45	10,234	(62)	11,781
Total expenses	23,673	250,269	61,178	(18,271)	316,849
Operating (loss) income	(5,509)	164,619	52,742	—	211,852
Interest:
Expense incurred	(56,318)	1,270	6,754	—	(48,294)
Amortization of deferred financing costs	(3,907)	79	116	—	(3,712)
Gain on sale of real estate	21,643	—	1,190	—	22,833
Loss on early extinguishment of debt	(1,232)	—	—	—	(1,232)
Equity in earnings	226,770	—	—	(226,770)	—
Net income (loss)	181,447	165,968	60,802	(226,770)	181,447
Preferred unit distributions	(20,739)	—	—	—	(20,739)
Issuance costs associated with redeemed preferred units	(12,495)	—	—	—	(12,495)
Net income (loss) attributable to common units	$148,213	$165,968	$60,802	$(226,770)	$148,213

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$18,061	$268,433	$30,302	$(18,211)	$298,585
Recoveries from tenants	—	127,877	11,660	—	139,537
Other revenues	—	1,787	12,621	(130)	14,278
Total revenues	18,061	398,097	54,583	(18,341)	452,400
Expenses:
Property operating costs	—	131,644	16,598	(18,191)	130,051
Real estate taxes and insurance	—	19,942	1,393	—	21,335
Depreciation and amortization	43	94,371	9,630	—	104,044
General and administrative	17,574	57	433	—	18,064
Impairment on investment in real estate	—	119,267	3,205	—	122,472
Other expenses	6,151	133	10,725	(150)	16,859
Total expenses	23,768	365,414	41,984	(18,341)	412,825
Operating (loss) income	(5,707)	32,683	12,599	—	39,575
Interest:
Expense incurred	(50,021)	1,327	8,184	—	(40,510)
Amortization of deferred financing costs	(3,454)	107	196	—	(3,151)
Equity in earnings	55,096	—	—	(55,096)	—
Net (loss) income	(4,086)	34,117	20,979	(55,096)	(4,086)
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net (loss) income attributable to common units	$(31,331)	$34,117	$20,979	$(55,096)	$(31,331)

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$17,499	$267,454	$18,413	$(17,650)	$285,716
Recoveries from tenants	—	115,185	9,668	—	124,853
Other revenues	—	1,657	5,489	(123)	7,023
Total revenues	17,499	384,296	33,570	(17,773)	417,592
Expenses:
Property operating costs	—	123,140	11,822	(17,623)	117,339
Real estate taxes and insurance	—	13,323	872	—	14,195
Depreciation and amortization	63	90,770	5,947	—	96,780
General and administrative	16,159	82	940	—	17,181
Other expenses	3,508	1,526	4,338	(150)	9,222
Total expenses	19,730	228,841	23,919	(17,773)	254,717
Operating (loss) income	(2,231)	155,455	9,651	—	162,875
Interest:
Expense incurred	(41,107)	4,323	3,201	—	(33,583)
Amortization of deferred financing costs	(3,173)	273	(80)	—	(2,980)
Loss on early extinguishment of debt	(1,701)	—	—	—	(1,701)
Equity in earnings	172,823	—	—	(172,823)	—
Net income	124,611	160,051	12,772	(172,823)	124,611
Preferred unit distributions	(27,245)	—	—	—	(27,245)
Net income attributable to common units	$97,366	$160,051	$12,772	$(172,823)	$97,366

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(60,010)	$265,244	$84,728	$—	$289,962
Return on investment in subsidiaries	349,972	—	—	(349,972)	—
Net cash provided by operating activities	289,962	265,244	84,728	(349,972)	289,962
Cash flow from investing activities
Proceeds from the sale of real estate	—	120,086	3,459	—	123,545
Investments in real estate – development	—	(62,343)	(232,421)	—	(294,764)
Acquisition of real estate	—	—	(53,105)	—	(53,105)
Acquisition of real estate – related party	—	—	(20,168)	—	(20,168)
Investments in subsidiaries	(384,605)	—	—	384,605	—
Return of investment in subsidiaries	123,545	—	—	(123,545)	—
Interest capitalized for real estate under development	(2)	(1,269)	(9,109)	—	(10,380)
Improvements to real estate	—	(4,739)	(104)	—	(4,843)
Additions to non real estate property	(1,008)	(220)	(42)	—	(1,270)
Net cash (used in) provided by investing activities	(262,070)	51,515	(311,490)	261,060	(260,985)
Cash flow from financing activities
Line of credit:
Proceeds	135,899	—	—	—	135,899
Repayments	(85,000)	—	—	—	(85,000)
Mortgage notes payable:
Repayments	—	—	(3,750)	—	(3,750)
Payments of financing costs	(5,841)	—	(25)	—	(5,866)
Issuance of common units, net of offering costs	275,470	—	—	—	275,470
Issuance of preferred units, net of offering costs	194,252	—	—	—	194,252
Redemption of preferred units	(351,250)	—	—	—	(351,250)
Equity compensation proceeds	7,623	—	—	—	7,623
Parent financing	—	68,571	316,034	(384,605)	—
Distribution to parent	—	(385,330)	(88,187)	473,517	—
Distributions	(188,961)	—	—	—	(188,961)
Net cash (used in) provided by financing activities	(17,808)	(316,759)	224,072	88,912	(21,583)
Net increase (decrease) in cash and cash equivalents	10,084	—	(2,690)	—	7,394
Cash and cash equivalents, beginning of period	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending of period	$31,781	$—	$2,628	$—	$34,409

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2015
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(55,999)	$278,557	$32,466	$—	$255,024
Cash flow from investing activities
Investments in real estate – development	(415)	(8,996)	(207,928)	—	(217,339)
Acquisition of real estate	—	—	(8,600)	—	(8,600)
Investments in subsidiaries	68,074	(264,211)	196,137	—	—
Interest capitalized for real estate under development	(27)	(1,327)	(10,210)	—	(11,564)
Improvements to real estate	—	(3,401)	(58)	—	(3,459)
Additions to non real estate property	(93)	(622)	(38)	—	(753)
Net cash provided by (used in) investing activities	67,539	(278,557)	(30,697)	—	(241,715)
Cash flow from financing activities
Line of credit:
Proceeds	120,000	—	—	—	120,000
Repayments	(180,000)	—	—	—	(180,000)
Unsecured notes payable:
Proceeds	248,012	—	—	—	248,012
Payments of financing costs	(4,715)	—	(25)	—	(4,740)
Equity compensation proceeds	249	—	—	—	249
OP unit repurchases	(31,912)	—	—	—	(31,912)
Distributions	(163,283)	—	—	—	(163,283)
Net cash (used in) financing activities	(11,649)	—	(25)	—	(11,674)
Net (decrease) increase in cash and cash equivalents	(109)	—	1,744	—	1,635
Cash and cash equivalents, beginning of period	21,806	—	3,574	—	25,380
Cash and cash equivalents, ending of period	$21,697	$—	$5,318	$—	$27,015

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2014
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(40,234)	$264,409	$20,339	$—	$244,514
Cash flow from investing activities
Investments in real estate – development	(404)	(111,791)	(153,179)	—	(265,374)
Investments in subsidiaries	5,654	(146,188)	140,534	—	—
Interest capitalized for real estate under development	(10)	(4,323)	(5,311)	—	(9,644)
Improvements to real estate	—	(1,850)	(66)	—	(1,916)
Additions to non real estate property	(20)	(257)	(39)	—	(316)
Net cash provided by (used) in investing activities	5,220	(264,409)	(18,061)	—	(277,250)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Unsecured term loan:
Proceeds	96,000	—	—	—	96,000
Payments of financing costs	(3,514)	—	(315)	—	(3,829)
Equity compensation proceeds	4,363	—	—	—	4,363
Distributions	(132,932)	—	—	—	(132,932)
Net cash provided by (used in) financing activities	23,917	—	(315)	—	23,602
Net (decrease) increase in cash and cash equivalents	(11,097)	—	1,963	—	(9,134)
Cash and cash equivalents, beginning of period	32,903	—	1,611	—	34,514
Cash and cash equivalents, ending of period	$21,806	$—	$3,574	$—	$25,380

19. Subsequent Events

In February 2017, we entered into a purchase and sale agreement with an unrelated party to purchase 56.5 acres of undeveloped land in Mesa, Arizona for a purchase price of $12.2 million.
During the period from January 1, 2017 through February 23, 2017, OP unitholders redeemed a total of 1,409,147 OP units in exchange for an equal number of shares of DFT's common stock.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE II
CONSOLIDATED ALLOWANCE FOR DOUBTFUL ACCOUNTS
DECEMBER 31, 2016
(in thousands)

	Balance at Beginning of Period	Charged to Operations (1)	Other Accounts (2)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Twelve months ended December 31, 2016	$5,241	$(108)	$18,486	$—	$23,619
Twelve months ended December 31, 2015	8,520	372	—	(3,651)	5,241
Twelve months ended December 31, 2014	3,700	4,829	—	(9)	8,520

(1)	Amounts charged to operations are net of recoveries.

(2)
Relates to an allowance on a $25.0 million note receivable which resulted from the settlement of our claim in a former customer's bankruptcy proceedings in the fourth quarter of 2016 (see Footnote 2 to consolidated financial statements).

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(in thousands)

	Encum-brances	Initial Cost at Acquisition / Placement into Service		Costs Capitalized Subsequent to Acquisition / Placement into Service	Gross Carry Amount at December 31, 2016			Accumulated depreciation at December 31, 2016	Year Built/ Renovated	Year Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and improvements / Construction in progress	Buildings & improvements	Land	Building and improvements / Construction in progress	Total
Operating Properties
ACC2 (1)	$—	$2,500	$157,100	$(620)	$2,500	$156,480	$158,980	$(57,184)	2005	2001	28.5
ACC3 (2)	111,250	1,071	92,631	3,449	$1,071	96,080	97,151	(36,136)	2006	2001	29.8
ACC4 (1)	—	6,600	535,526	3,343	$6,600	538,869	545,469	(176,477)	2007	2006	30.8
ACC5 (1)	—	6,443	292,369	6,647	$6,443	299,016	305,459	(71,347)	2009-2010	2007	29.7
ACC6 (1)	—	5,518	215,235	1,594	$5,518	216,829	222,347	(35,197)	2011-2013	2007	30.7
ACC7	—	9,753	328,520	4,450	$9,753	332,970	342,723	(13,320)	2014-2016	2011	32.5
CH1 (1)	—	23,611	357,194	1,977	$23,611	359,171	382,782	(82,947)	2008-2012	2007	30.5
CH2	—	14,392	255,593	946	$14,392	256,539	270,931	(7,239)	2015-2016	2013	30.7
SC1 Phases I-II (1)	—	20,202	429,572	3,527	$20,202	433,099	453,301	(53,697)	2011-2015	2007	31.7
VA3 (1)	—	9,000	172,881	6,813	$9,000	179,694	188,694	(72,725)	2003	2003	30.5
VA4 (1)	—	6,800	140,575	9,039	$6,800	149,614	156,414	(55,914)	2005	2005	31.1
Subtotal	111,250	105,890	2,977,196	41,165	105,890	3,018,361	3,124,251	(662,183)

Development Properties
ACC8	—	3,786	466	—	3,786	466	4,252	—		2007
ACC9	—	8,469	138,561	—	8,469	138,561	147,030	—		2016
ACC10	—	7,343	1,872	—	7,343	1,872	9,215	—		2016
ACC11	—	4,773	6	—	4,773	6	4,779	—		2016
CH3	—	8,578	8,740	—	8,578	8,740	17,318	—		2015
OR1	—	5,775	1,328	—	5,775	1,328	7,103	—		2016
OR2	—	5,775	301	—	5,775	301	6,076	—		2016
SC1 Phase III (1)	—	5,232	83,604	—	5,232	83,604	88,836	—		2007
TOR1	—	42,128	4,246	—	42,128	4,246	46,374	—		2016
Subtotal	—	91,859	239,124	—	91,859	239,124	330,983	—

Grand Total (3)	$111,250	$197,749	$3,216,320	$41,165	$197,749	$3,257,485	$3,455,234	$(662,183)
(1) The subsidiaries that own these data centers and development properties are guarantors of the Unsecured Notes due 2021 and 2023, the Unsecured Credit Facility and the Unsecured Term Loan.
(2) The subsidiary that owns this data center is encumbered by our ACC3 Term Loan.
(3) The aggregate gross cost of our properties for federal income tax purposes was $2.78 billion (unaudited) as of December 31, 2016.

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(in thousands)

	2016	2015	2014
Real estate assets
Balance, beginning of period	$3,132,078	$3,066,297	$2,799,010
Additions - property acquisitions	73,273	8,600	—
Additions - improvements	344,960	221,588	267,357
Deductions - write-offs, sales, impairments	(95,077)	(164,407)	(70)
Balance, end of period	$3,455,234	$3,132,078	$3,066,297

Accumulated depreciation
Balance, beginning of period	$560,837	$504,869	$413,394
Additions - depreciation	102,614	97,988	91,545
Deductions - write-offs, sales	(1,268)	(42,020)	(70)
Balance, end of period	$662,183	$560,837	$504,869

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
DFT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by its management, DFT determined that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of DFT's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, DFT's independent registered public accounting firm, as stated in their report which appears on page 71 of this Annual Report on Form 10-K.
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

DFT's management assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on the assessment by DFT's management, the Operating Partnership determined that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the Operating Partnership's independent registered public accounting firm, as stated in their report which appears on page 73 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on our directors and executive officers and the Audit Committee of our Board of Directors is incorporated by reference from the Company's Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information About our Board of Directors and its Committees,” “Committees and Meetings of our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”) with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our President and Chief Executive Officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our President and Chief Executive Officer will make his annual certification to that effect to the NYSE within the 30-day period following the 2017 Annual Meeting of Stockholders. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2016, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is incorporated by reference to the Company's Proxy Statement (under the headings “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information”) with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information is incorporated by reference from the Company's Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
This information is incorporated by reference from the Company's Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

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
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to DuPont Fabros Technology, Inc., 401 9th Street NW, Suite 600, Washington, D.C. 20004.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.6.1 through 10.14.1 and 10.16.1 through 10.24.3.

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary to Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 10, 2015 (Registration No. 001-33748)).

3.3
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed by the Registrant on May 17, 2016 (Registration No. 333-33748)).

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

4.2
Form of stock certificate evidencing the 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on May 17, 2016 (Registration No. 333-33748)).

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.5.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.5.2).

(10)	Material Contracts:

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

10.1.6
Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

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

10.3.2
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

10.3.3*
First Amendment to Credit Agreement and Other Loan Documents, dated as of December 1, 2016, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., Keybank National Association, as Administrative Agent, and the other lenders that are parties thereto, as Lenders.

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

10.5
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

10.7
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

10.8.3
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

10.11
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.12.1
Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.7.1 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.12.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.12.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.3 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13	Severance Agreement between Brian D. Doricko and DuPont Fabros Technology, Inc. dated December 5, 2015 (Registration No. 001-33748)).

10.14.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.14.2
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.15.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.15.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.16.1
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.16.2
First Amendment to 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on October 27, 2016 (Registration No. 001-33748)).

10.17	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.1	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.3	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.19
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.1
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.21
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

10.22.1
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.22.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.22.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.23
2017 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 22, 2017 (Registration No. 001-33748)).

10.24.1
2017 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.3
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends.

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).

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

101*
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	February 23, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	February 23, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lammot J. du Pont	Chairman of the Board of Directors	February 23, 2017
Lammot J. du Pont

/s/ Michael A. Coke	Director	February 23, 2017
Michael A. Coke

/s/ Thomas D. Eckert	Director	February 23, 2017
Thomas D. Eckert

/s/ Frederic V. Malek	Director	February 23, 2017
Frederic V. Malek

/s/ John T. Roberts	Director	February 23, 2017
John T. Roberts

/s/ Mary M. Styer	Director	February 23, 2017
Mary M. Styer

/s/ John H. Toole	Director	February 23, 2017
John H. Toole

/s/ Christopher P. Eldredge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Christopher P. Eldredge

/s/ Jeffrey H. Foster	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2017
Jeffrey H. Foster

/s/ James W. Armstrong	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
James W. Armstrong

Exhibit Index

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1
Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, filed by the Registrant on March 15, 2010 (Registration No. 333-165465)).

3.2
Articles Supplementary to Articles of Amendment and Restatement of Incorporation of DuPont Fabros Technology, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on December 10, 2015 (Registration No. 001-33748)).

3.3
Articles Supplementary designating DuPont Fabros Technology, Inc.'s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed by the Registrant on May 17, 2016 (Registration No. 333-33748)).

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

4.2
Form of stock certificate evidencing the 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed by the Registrant on May 17, 2016 (Registration No. 333-33748)).

4.4
Indenture, dated September 24, 2013, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on September 26, 2013 (Registration No. 001-33748)).

4.5.1
Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P. and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.2
First Supplemental Indenture, dated June 9, 2015, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., certain of its subsidiaries and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2015 (Registration No. 001-33748)).

4.5.3	Form of 5.625% Senior Notes due 2023 (included in Exhibit 4.5.2).

(10)	Material Contracts:

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

10.1.6
Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of DuPont Fabros Technology, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on May 17, 2016 (Registration No. 001-33748)).

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

10.3.2
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

10.3.3*
First Amendment to Credit Agreement and Other Loan Documents, dated as of December 1, 2016, by and among DuPont Fabros Technology, L.P., DuPont Fabros Technology, Inc., Keybank National Association, as Administrative Agent, and the other lenders that are parties thereto, as Lenders.

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

10.5
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

10.7
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

10.8.3
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

10.11
Severance Agreement between James W. Armstrong and DuPont Fabros Technology, Inc. dated August 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on August 22, 2014 (Registration No. 001-33748)).

10.12.1
Severance Agreement between Scott A. Davis and DuPont Fabros Technology, Inc. dated March 31, 2009 (Incorporated by reference to Exhibit 10.7.1 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.12.2
First Amendment to Severance Agreement, dated December 1, 2011, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.2 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.12.3
Second Amendment to Severance Agreement, dated December 12, 2012, by and among DuPont Fabros Technology, Inc., DF Property Management LLC and Scott A. Davis (Incorporated by reference to Exhibit 10.7.3 of the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on May 7, 2015 (Registration No. 001-33748)).

10.13	Severance Agreement between Brian D. Doricko and DuPont Fabros Technology, Inc. dated December 5, 2015 (Registration No. 001-33748)).

10.14.1
Form of Non-Disclosure, Assignment and Non-Solicitation Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on March 19, 2009 (Registration No. 001-33748)).

10.14.2
Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 18, 2007 (Registration No. 333-145294)).

10.15.1
2007 Equity Compensation Plan (Incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on October 5, 2007 (Registration No. 333-145294)).

10.15.2
First Amendment to Equity Compensation Plan (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on May 5, 2009 (Registration No. 001-33748)).

10.16.1
2011 Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 5, 2011 (Registration No. 001-33748)).

10.16.2
First Amendment to 2011 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, filed by the Registrant on October 27, 2016 (Registration No. 001-33748)).

10.17	2014 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.1	2014 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.18.3	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed by the Registrant on February 18, 2014).

10.19
2015 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.1
2015 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.20.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 19, 2015 (Registration No. 001-33748)).

10.21
2016 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on April 11, 2016 (Registration No. 001-33748)).

10.22.1
2016 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.22.2
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.22.3
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 12, 2016 (Registration No. 001-33748)).

10.23
2017 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 22, 2017 (Registration No. 001-33748)).

10.24.1
2017 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.3
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.24.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends.

21.1*	List of Subsidiaries of DuPont Fabros Technology, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, Inc.).

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm (DuPont Fabros Technology, L.P.).

31.1*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, Inc.).

31.3*	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (DuPont Fabros Technology, L.P.).

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

101*
XBRL (Extensible Business Reporting Language). The following materials from DFT's and the Operating Partnership's Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders' equity, (iv) consolidated statements of cash flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.