Form 10-Q
period 2017-03-31
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2017-04-27
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated Filer	☒	Accelerated filer	☐
(DuPont Fabros Technology, Inc. only)
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
(DuPont Fabros Technology, L.P. only)
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2017
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	77,836,170

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust, or REIT, and the sole general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of March 31, 2017, DFT owned 86.9% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2017 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing property:
Land	$103,304	$105,890
Buildings and improvements	3,019,725	3,018,361
	3,123,029	3,124,251
Less: accumulated depreciation	(689,099)	(662,183)
Net income producing property	2,433,930	2,462,068
Construction in progress and property held for development	493,442	330,983
Net real estate	2,927,372	2,793,051
Cash and cash equivalents	44,980	38,624
Rents and other receivables, net	9,504	11,533
Deferred rent, net	121,340	123,058
Deferred costs, net	24,560	25,776
Prepaid expenses and other assets	50,256	46,422
Total assets	$3,178,012	$3,038,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$197,819	$50,926
Mortgage notes payable, net of deferred financing costs	109,592	110,733
Unsecured term loan, net of deferred financing costs	249,089	249,036
Unsecured notes payable, net of discount and deferred financing costs	837,895	837,323
Accounts payable and accrued liabilities	29,647	36,909
Construction costs payable	75,884	56,428
Accrued interest payable	6,273	11,592
Dividend and distribution payable	46,426	46,352
Prepaid rents and other liabilities	72,449	81,062
Total liabilities	1,625,074	1,480,361
Redeemable noncontrolling interests – operating partnership	579,329	591,101
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series C cumulative redeemable perpetual preferred stock, 8,050,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	201,250	201,250
Common stock, $.001 par value, 250,000,000 shares authorized, 77,836,170 shares issued and outstanding at March 31, 2017 and 75,914,763 shares issued and outstanding at December 31, 2016	78	76
Additional paid in capital	773,321	766,732
Retained earnings	—	—
Accumulated other comprehensive loss	(1,040)	(1,056)
Total stockholders’ equity	973,609	967,002
Total liabilities and stockholders’ equity	$3,178,012	$3,038,464
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended March 31,
	2017	2016
Revenues:
Base rent	$91,268	$82,533
Recoveries from tenants	45,295	38,694
Other revenues	2,921	2,922
Total revenues	139,484	124,149
Expenses:
Property operating costs	40,191	35,955
Real estate taxes and insurance	5,010	5,316
Depreciation and amortization	28,207	25,843
General and administrative	6,812	5,575
Other expenses	2,705	2,349
Total expenses	82,925	75,038
Operating income	56,559	49,111
Interest:
Expense incurred	(11,459)	(11,569)
Amortization of deferred financing costs	(825)	(845)
Net income	44,275	36,697
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,712)	(5,478)
Net income attributable to controlling interests	38,563	31,219
Preferred stock dividends	(3,333)	(6,811)
Net income attributable to common shares	$35,230	$24,408
Earnings per share – basic:
Net income attributable to common shares	$0.46	$0.36
Weighted average common shares outstanding	76,670,425	66,992,995
Earnings per share – diluted:
Net income attributable to common shares	$0.45	$0.36
Weighted average common shares outstanding	77,651,406	67,846,115
Dividends declared per common share	$0.50	$0.47
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Net income	$44,275	$36,697
Other comprehensive income:
Foreign currency translation adjustments	18	—
Comprehensive income	44,293	36,697
Net income attributable to redeemable noncontrolling interests – operating partnership	(5,712)	(5,478)
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership	(2)	—
Comprehensive income attributable to controlling interests	38,579	31,219
Preferred stock dividends	(3,333)	(6,811)
Comprehensive income attributable to common shares	$35,246	$24,408
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Number	Amount
Balance at December 31, 2016	$201,250	75,914,763	$76	$766,732	$—	(1,056)	$967,002
Net income attributable to controlling interests					38,563		38,563
Other comprehensive income attributable to controlling interests - foreign currency translation adjustments						16	16
Dividends declared on common stock				(3,688)	(35,230)		(38,918)
Dividends earned on preferred stock					(3,333)		(3,333)
Redemption of operating partnership units		1,773,147	2	77,892			77,894
Issuance of stock awards		233,655	—	—			—
Retirement and forfeiture of stock awards		(85,395)	—	(3,975)			(3,975)
Amortization of deferred compensation costs				2,609			2,609
Adjustments to redeemable noncontrolling interests – operating partnership				(66,249)			(66,249)
Balance at March 31, 2017	$201,250	77,836,170	$78	$773,321	$—	$(1,040)	$973,609
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Cash flow from operating activities
Net income	$44,275	$36,697
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,207	25,843
Straight-line revenues, net of reserve	1,718	(1,737)
Amortization of deferred financing costs	825	845
Amortization and write-off of lease contracts above and below market value	(271)	(116)
Compensation paid with Company common shares	2,536	1,769
Changes in operating assets and liabilities
Rents and other receivables	2,029	(97)
Deferred costs	(276)	(1,611)
Prepaid expenses and other assets	(3,907)	61
Accounts payable and accrued liabilities	(7,274)	(4,599)
Accrued interest payable	(5,319)	(5,309)
Prepaid rents and other liabilities	(7,931)	(407)
Net cash provided by operating activities	54,612	51,339
Cash flow from investing activities
Investments in real estate – development	(137,223)	(52,302)
Acquisition of real estate – related party	—	(20,168)
Interest capitalized for real estate under development	(4,051)	(3,183)
Improvements to real estate	(186)	(2,099)
Additions to non-real estate property	(68)	(123)
Net cash used in investing activities	(141,528)	(77,875)
Cash flow from financing activities
Line of credit:
Proceeds	146,549	60,000
Repayments	—	(60,000)
Mortgage notes payable:
Repayments	(1,250)	—
Payments of financing costs	(34)	—
Issuance of common stock, net of offering costs	—	275,797
Equity compensation (payments) proceeds	(3,975)	7,007
Dividends and distributions:
Common shares	(37,939)	(31,070)
Preferred shares	(3,333)	(6,811)
Redeemable noncontrolling interests – operating partnership	(6,746)	(7,084)
Net cash provided by financing activities	93,272	237,839
Net increase in cash and cash equivalents	6,356	211,303
Cash and cash equivalents, beginning of period	38,624	31,230
Cash and cash equivalents, ending of period	$44,980	$242,533
Supplemental information:
Cash paid for interest, net of amounts capitalized	$16,778	$16,880
Deferred financing costs capitalized for real estate under development	$302	$217
Construction costs payable capitalized for real estate under development	$75,884	$21,247
Redemption of operating partnership units	$77,894	$6,101
Adjustments to redeemable noncontrolling interests – operating partnership	$66,249	$131,582
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing property:
Land	$103,304	$105,890
Buildings and improvements	3,019,725	3,018,361
	3,123,029	3,124,251
Less: accumulated depreciation	(689,099)	(662,183)
Net income producing property	2,433,930	2,462,068
Construction in progress and property held for development	493,442	330,983
Net real estate	2,927,372	2,793,051
Cash and cash equivalents	40,765	34,409
Rents and other receivables, net	9,504	11,533
Deferred rent, net	121,340	123,058
Deferred costs, net	24,560	25,776
Prepaid expenses and other assets	50,256	46,422
Total assets	$3,173,797	$3,034,249
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$197,819	$50,926
Mortgage notes payable, net of deferred financing costs	109,592	110,733
Unsecured term loan, net of deferred financing costs	249,089	249,036
Unsecured notes payable, net of discount and deferred financing costs	837,895	837,323
Accounts payable and accrued liabilities	29,647	36,909
Construction costs payable	75,884	56,428
Accrued interest payable	6,273	11,592
Dividend and distribution payable	46,426	46,352
Prepaid rents and other liabilities	72,449	81,062
Total liabilities	1,625,074	1,480,361
Redeemable partnership units	579,329	591,101
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at March 31, 2017 and December 31, 2016	201,250	201,250
Common units, 77,173,797 units issued and outstanding at March 31, 2017 and 75,252,390 units issued and outstanding at December 31, 2016	761,607	754,892
General partner’s capital, common units, 662,373 issued and outstanding at March 31, 2017 and December 31, 2016	6,537	6,645
Total partners’ capital	969,394	962,787
Total liabilities and partners’ capital	$3,173,797	$3,034,249
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended March 31,
	2017	2016
Revenues:
Base rent	$91,268	$82,533
Recoveries from tenants	45,295	38,694
Other revenues	2,921	2,922
Total revenues	139,484	124,149
Expenses:
Property operating costs	40,191	35,955
Real estate taxes and insurance	5,010	5,316
Depreciation and amortization	28,207	25,843
General and administrative	6,812	5,575
Other expenses	2,705	2,349
Total expenses	82,925	75,038
Operating income	56,559	49,111
Interest:
Expense incurred	(11,459)	(11,569)
Amortization of deferred financing costs	(825)	(845)
Net income	44,275	36,697
Preferred unit distributions	(3,333)	(6,811)
Net income attributable to common units	$40,942	$29,886
Earnings per unit – basic:
Net income attributable to common units	$0.46	$0.36
Weighted average common units outstanding	89,095,663	82,028,440
Earnings per unit – diluted:
Net income attributable to common units	$0.45	$0.36
Weighted average common units outstanding	90,076,644	82,881,560
Distributions declared per common unit	$0.50	$0.47
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Net income	$44,275	$36,697
Other comprehensive income:
Foreign currency translation adjustments	18	—
Comprehensive income	44,293	36,697
Preferred unit distributions	(3,333)	(6,811)
Comprehensive income attributable to common units	$40,960	$29,886
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2016	$201,250	75,252,390	$754,892	662,373	$6,645	$962,787
Net income			43,898		377	44,275
Other comprehensive income - foreign currency translation adjustments			18			18
Common unit distributions			(44,428)		(331)	(44,759)
Preferred unit distributions			(3,305)		(28)	(3,333)
Issuance of OP units to DFT when redeemable partnership units redeemed		1,773,147	77,894			77,894
Issuance of OP units for stock awards		233,655	—			—
Retirement and forfeiture of OP units		(85,395)	(3,975)			(3,975)
Amortization of deferred compensation costs			2,609			2,609
Adjustments to redeemable partnership units			(65,996)		(126)	(66,122)
Balance at March 31, 2017	$201,250	77,173,797	$761,607	662,373	$6,537	$969,394
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three months ended March 31,
	2017	2016
Cash flow from operating activities
Net income	$44,275	$36,697
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,207	25,843
Straight-line rent, net of reserve	1,718	(1,737)
Amortization of deferred financing costs	825	845
Amortization and write-off of lease contracts above and below market value	(271)	(116)
Compensation paid with Company common shares	2,536	1,769
Changes in operating assets and liabilities
Rents and other receivables	2,029	(97)
Deferred costs	(276)	(1,611)
Prepaid expenses and other assets	(3,907)	61
Accounts payable and accrued liabilities	(7,274)	(4,599)
Accrued interest payable	(5,319)	(5,309)
Prepaid rents and other liabilities	(7,931)	(407)
Net cash provided by operating activities	54,612	51,339
Cash flow from investing activities
Investments in real estate – development	(137,223)	(52,302)
Acquisition of real estate – related party	—	(20,168)
Interest capitalized for real estate under development	(4,051)	(3,183)
Improvements to real estate	(186)	(2,099)
Additions to non-real estate property	(68)	(123)
Net cash used in investing activities	(141,528)	(77,875)
Cash flow from financing activities
Line of credit:
Proceeds	146,549	60,000
Repayments	—	(60,000)
Mortgage notes payable:
Repayments	(1,250)	—
Payments of financing costs	(34)	—
Issuance of common units, net of offering costs	—	275,797
Equity compensation (payments) proceeds	(3,975)	7,007
Distributions	(48,018)	(44,965)
Net cash provided by financing activities	93,272	237,839
Net increase in cash and cash equivalents	6,356	211,303
Cash and cash equivalents, beginning of period	34,409	27,015
Cash and cash equivalents, ending of period	$40,765	$238,318
Supplemental information:
Cash paid for interest, net of amounts capitalized	$16,778	$16,880
Deferred financing costs capitalized for real estate under development	$302	$217
Construction costs payable capitalized for real estate under development	$75,884	$21,247
Redemption of operating partnership units	$77,894	$6,101
Adjustments to redeemable partnership units	$66,122	$130,066
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)
1. Description of Business
DuPont Fabros Technology, Inc., or DFT, through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of March 31, 2017, owned 86.9% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of March 31, 2017, we held a fee simple interest in the following properties:

•	11 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7, CH1, CH2, SC1 Phases I-II, VA3, and VA4;

•	Five data center projects under development – ACC9 Phases I and II, CH3 Phase I, SC1 Phase III and TOR1 Phase IA;

•	One shell of a data center currently under development – ACC10;

•	Three data center projects available for future development – CH3 Phase II, TOR1 Phase IB/C and TOR1 Phase II; and

•	Land that may be used to develop four additional data centers – ACC8, ACC11, OR1 and OR2.

In April 2017, we commenced development of ACC10 Phase I and CH3 Phase II.

2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of March 31, 2017 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2016 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.
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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $27.1 million and $24.7 million for the three months ended March 31, 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. No impairment losses were recorded during the three months ended March 31, 2017 and 2016.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of March 31, 2017 and December 31, 2016, we did not have any properties classified as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility, or Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows (in thousands):

Financing costs presented within deferred costs, net	March 31, 2017	December 31, 2016
Financing costs	$12,353	$12,352
Accumulated amortization	(6,800)	(6,376)
Financing costs, net	$5,553	$5,976

Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows (in thousands):

Financing costs presented as a reduction of debt liability balances	March 31, 2017	December 31, 2016
Financing costs	$20,443	$20,423
Accumulated amortization	(8,634)	(7,935)
Financing costs, net	$11,809	$12,488

Leasing costs, which consist of external fees and costs incurred in the successful negotiation of leases, internal costs expended in the successful negotiation of leases and the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the applicable leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the leasing costs are written off to amortization expense. Leasing costs incurred for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Leasing costs incurred for new leases	$276	$1,600
Leasing costs incurred for renewals	—	11
Total leasing costs incurred	$276	$1,611

Amortization of deferred leasing costs totaled $1.1 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. Balances, net of accumulated amortization, at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Leasing costs	$53,832	$53,556
Accumulated amortization	(34,825)	(33,756)
Leasing costs, net	$19,007	$19,800

Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of March 31, 2017 and December 31, 2016, the fuel inventory was $4.2 million and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Straight-line rents receivable are included in deferred rent, net in the accompanying consolidated balance sheets. Lease inducements, which include cash payments to customers, are amortized as a reduction of rental income over the non-cancellable lease term. Lease inducements are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Lease intangible assets and liabilities that have resulted from above-market and below-market leases that were acquired are amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining non-cancellable term of the underlying leases. If a lease terminates prior to the expiration of its initial term, the unamortized portion of straight-line rents receivable, lease inducements and lease intangibles associated with that lease will be written off to rental revenue. Lease contracts above market value, net are included in prepaid expenses and other assets and lease contracts below market value, net are included in prepaid rents and other liabilities in the accompany consolidated balance sheets.
Balances, net of accumulated amortization, at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Lease contracts above market value	$18,900	$20,500
Accumulated amortization	(14,107)	(15,362)
Lease contracts above market value, net	$4,793	$5,138

Lease contracts below market value	$13,575	$24,175
Accumulated amortization	(11,361)	(21,345)
Lease contracts below market value, net	$2,214	$2,830

Our policy is to record an allowance for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of March 31, 2017 and December 31, 2016, we had a note receivable from a former customer of $25.0 million, which resulted from the settlement of our claim in this former customer's bankruptcy proceedings in the fourth quarter of 2016. We are accounting for the note receivable on a non-accrual basis. As of March 31, 2017 and December 31, 2016, we had an allowance for this note receivable of $23.6 million, leaving a note receivable, net balance of $1.4 million as of March 31, 2017 and December 31, 2016, which is included within rents and other receivables, net in our accompanying consolidated balance sheets. Based on the principal payment schedule in the note that includes semiannual principal payments beginning in June 2017, we continue to be reasonably assured that we will be able to collect the balance of the note receivable.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, we had no material allowances.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value. See Note 6. Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2017 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2016	13,455,515	$591,101
Net income attributable to redeemable noncontrolling interests – operating partnership	—	5,712
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership - foreign currency translation adjustments	—	2
Distributions declared	—	(5,841)
Redemption of operating partnership units	(1,773,147)	(77,894)
Adjustments to redeemable noncontrolling interests – operating partnership	—	66,249
Balance at March 31, 2017	11,682,368	$579,329
The following is a summary of activity for redeemable partnership units for the three months ended March 31, 2017 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2016	13,455,515	$591,101
Redemption of operating partnership units	(1,773,147)	(77,894)
Adjustments to redeemable partnership units	—	66,122
Balance at March 31, 2017	11,682,368	$579,329
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016
Net income attributable to controlling interests	$38,563	$31,219
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	11,645	(125,481)
	$50,208	$(94,262)
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
Foreign Currency
The U.S. dollar is the functional currency of our consolidated operations in the United States. The functional currency of our consolidated entities outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include foreign currency translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders' equity or partners' capital. We report gains and losses from the effect of rate changes on intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from remeasuring U.S. dollar transactions for non-U.S. functional currency entities, in other expenses on our consolidated statements of operations. For the three months ended March 31, 2017 and 2016, we had no foreign currency transaction losses.
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
Business Combinations - In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. We early-adopted the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.
Reclassifications
We have combined the previously reported line item for lease contracts above market value, net into the prepaid expenses and other assets line item in the accompanying consolidated balance sheet as of December 31, 2016 to conform to the current year presentation. We have also combined the previously reported line item for lease contracts below market value, net into the prepaid rents and other liabilities line item in the accompanying consolidated balance sheet as of December 31, 2016 to conform to the current year presentation.

3. Real Estate Assets
The following is a summary of our properties as of March 31, 2017 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost (2)
ACC2	Ashburn, VA	$2,500	$156,505		$159,005
ACC3	Ashburn, VA	1,071	96,080		97,151
ACC4	Ashburn, VA	6,600	538,869		545,469
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,829		222,347
ACC7	Ashburn, VA	9,753	334,172		343,925
CH1	Elk Grove Village, IL	21,025	359,171		380,196
CH2	Elk Grove Village, IL	14,392	256,676		271,068
SC1 Phases I-II	Santa Clara, CA	20,202	433,099		453,301
VA3	Reston, VA	9,000	179,694		188,694
VA4	Bristow, VA	6,800	149,614		156,414
		103,304	3,019,725	—	3,123,029
Construction in progress and land held for development (1)				493,442	493,442
		$103,304	$3,019,725	$493,442	$3,616,471

(1)	Properties located in Ashburn, VA (ACC8, ACC9, ACC10, and ACC11), Elk Grove Village, IL (CH3), Santa Clara, CA (SC1 Phase III), Hillsboro, OR (OR1 and OR2) and Vaughan, ON (TOR1).

(2)
As of March 31, 2017, the total cost of long-lived assets located in the United States totaled $3,547.7 million, and the total costs of long-lived assets located in Canada totaled $68.8 million (TOR1 in Vaughan, ON).

4. Debt
Debt Summary as of March 31, 2017 and December 31, 2016
($ in thousands)

	March 31, 2017				December 31, 2016
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$110,000	8%	2.5%	1.0	$111,250
Unsecured	1,297,819	92%	4.7%	4.7	1,150,926
Total	$1,407,819	100%	4.5%	4.4	$1,262,176
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	42%	5.9%	4.5	$600,000
Unsecured Notes due 2023 (2)	250,000	18%	5.6%	6.2	250,000
Fixed Rate Debt	$850,000	60%	5.8%	5.0	$850,000
Floating Rate Debt:
Unsecured Credit Facility	197,819	14%	2.5%	3.3	50,926
Unsecured Term Loan	250,000	18%	2.5%	4.8	250,000
ACC3 Term Loan	110,000	8%	2.5%	1.0	111,250
Floating Rate Debt	557,819	40%	2.5%	3.5	412,176
Total	$1,407,819	100%	4.5%	4.4	$1,262,176
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.6 million.

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
In November 2016, we added a Canadian dollar sublimit of up to $185 million (approximately CAD $250 million) to the Unsecured Credit Facility, which allows us to borrow in Canadian dollars to fund our TOR1 data center development in Vaughan, Ontario. In addition, the Canadian borrowings allow us to hedge our foreign currency investment risk by having these liabilities translate at the same exchange rates as our Canadian assets at the end of each period. To date, we have designated all of the Canadian borrowings on our Unsecured Credit Facility, which totaled CAD $77 million as of March 31, 2017, as a net investment hedge of our Canadian assets. For the effective portion of these net investment hedges, the currency translation effects of these borrowings are reflected in accumulated other comprehensive loss within shareholders' equity on our consolidated balance sheets, where they offset the currency translation effects of our investment in our Canadian assets. There has been no ineffectiveness for our net investment hedges to date as of March 31, 2017.
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
We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of March 31, 2017.
The Unsecured Credit Facility matures on July 25, 2020 and includes a one-year extension option, subject to the payment of an extension fee equal to 7.5 basis points on the total commitment in effect on such initial maturity date and certain other customary conditions.
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

As of March 31, 2017, we had no letters of credit outstanding and borrowings of $197.8 million outstanding under this Unsecured Credit Facility.

The Unsecured Term Loan matures on January 21, 2022, with no extension option.
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

ACC3 Term Loan

We have a $110.0 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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
We were in compliance with all of the covenants under the ACC3 Term Loan as of March 31, 2017.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of March 31, 2017.
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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of March 31, 2017.
A summary of our debt maturity schedule as of March 31, 2017 is as follows:
Debt Maturity as of March 31, 2017
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	—		7,500	(4)	7,500	0.5%	2.5%
2018	—		102,500	(4)	102,500	7.3%	2.5%
2019	—		—		—	—%	—%
2020	—		197,819	(5)	197,819	14.0%	2.5%
2021	600,000	(2)	—		600,000	42.6%	5.9%
2022	—		250,000	(6)	250,000	17.8%	2.5%
2023	250,000	(3)	—		250,000	17.8%	5.6%
Total	$850,000		$557,819		$1,407,819	100.0%	4.5%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.6 million as of March 31, 2017.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increased to $2.5 million on April 1, 2017 and continue through maturity.

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
Contracts related to the development of ACC9 Phases I-II, SC1 Phase III, CH3 Phase I and ACC10 data centers were in place as of March 31, 2017. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the contractor's cost to perform the work and to purchase the equipment plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of March 31, 2017, the control estimates were as follows for our projects under development:

•	ACC9 Phase I: $168.4 million, of which $155.7 million has been incurred, and an additional $7.3 million has been committed under this contract.

•	ACC9 Phase II: $63.9 million, of which $34.1 million has been incurred, and an additional $17.5 million has been committed under this contract.

•	SC1 Phase III: $149.0 million, of which $101.4 million has been incurred, and an additional $34.7 million has been committed under this contract.

•	CH3 Phase I: $190.7 million, of which $49.1 million has been incurred, and an additional $71.1 million has been committed under this contract.

•	ACC10 shell: $52.1 million, of which $4.3 million has been incurred, and an additional $9.3 million has been committed under this contract.
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
The redemption value of redeemable noncontrolling interests – operating partnership as of March 31, 2017 and December 31, 2016 was $579.3 million and $591.1 million, respectively, based on the closing share price of DFT’s common stock of $49.59 and $43.93, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the three months ended March 31, 2017, OP unitholders redeemed a total of 1,773,147 OP units in exchange for an equal number of shares of common stock. See Note 2.

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
In 2017, DFT declared the following cash dividends on its Series C Preferred Stock, of which the OP will pay or has paid an equivalent distribution on its preferred units:

•	$0.4140625 per share payable to stockholders of record as of February 1, 2017. This dividend was paid on February 15, 2017.

•	$0.4140625 per share payable to stockholders of record as of May 1, 2017. This dividend is scheduled to be paid on May 15, 2017.
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

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In February 2017, DFT announced the establishment of an "at-the-market" equity issuance program, or ATM program, through which it may issue and sell up to an aggregate of $200 million of the Company's shares of common stock. As of March 31, 2017, no shares of common stock have been issued under this program.
The Board of Directors approved a common stock repurchase program of to acquire up to $100 million of DFT's common shares in 2017. As of March 31, 2017, no shares of common stock have been repurchased under this program.
In 2017, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.50 per share payable to stockholders of record as of April 3, 2017. This dividend was paid on April 17, 2017.
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
As of March 31, 2017, 4,502,298 share equivalents were issued under the 2011 Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 1,797,702.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2016	309,175	$32.30
Granted	174,319	47.41
Vested	(123,419)	30.01
Forfeited	(7,595)	36.37
Unvested balance at March 31, 2017	352,480	$40.01

During the three months ended March 31, 2017, we issued 174,319 shares of restricted stock, which had an aggregate value of $8.3 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are between three and five years. Also during the three months ended March 31, 2017, 123,419 shares of restricted stock vested at a value of $6.3 million on the respective vesting dates.
As of March 31, 2017, total unearned compensation on restricted stock was $12.7 million, and the weighted average vesting period was 2.1 years.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the three months ended March 31, 2017, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the three months ended March 31, 2017 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2016	751,479	$15.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Under option, March 31, 2017	751,479	$15.83

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Remaining Contractual Term
As of March 31, 2017	751,479	$—	3.4 years
The following tables set forth the number of exercisable options as of March 31, 2017 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2016	751,479	$4.71
Vested	—	—
Exercised	—	—
Options Exercisable at March 31, 2017	751,479	$4.71

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of March 31, 2017	751,479	$25.4	million	$15.83	3.4 years
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the approximate three year vesting period from the grant date to the vesting date.

One-half of the recipient's performance unit award is dependent on DFT’s total stockholder return compared to the MSCI US REIT index over the three calendar-year performance period. The other half of the performance unit award is dependent on DFT’s total stockholder return compared to an index of five comparable publicly traded data center companies over the three calendar-year performance period. For each half of the performance unit awards granted, the number of common shares that are ultimately settled could range from 0% to 300%.
For the performance units granted in 2014, based on DFT’s total stockholder return compared to the MSCI US REIT index return for half of the grant and an index of five comparable publicly traded data center companies for the other half of the grant for the period from January 1, 2014 to January 1, 2017, 57,177 common shares were issued upon their vesting on March 1, 2017, which represents an aggregate payout of 150%.
The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the three months ended March 31, 2017. These performance unit awards will vest in 2020.

Assumptions
Number of performance units granted	69,610
Expected volatility	24%
Expected annual dividend	4.23%
Risk-free rate	1.50%
Performance unit fair value at date of grant	$73.46
Total grant fair value at date of grant	$5.1 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$9.9 million
A summary of our performance unit activity for the three months ended March 31, 2017 is presented in the table below.

	Number of Performance Units	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2016	196,652	$37.25
Granted	69,610	73.46
Vested	(40,277)	33.94
Forfeited	(5,812)	56.00
Unvested balance at March 31, 2017	220,173	$48.81
As of March 31, 2017, total unearned compensation on performance units was $7.5 million, and the weighted average vesting period was 2.0 years.

10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding and net income attributable to common shares used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended March 31,
	2017	2016
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	76,670,425	66,992,995
Effect of dilutive securities	980,981	853,120
Weighted average common shares – diluted	77,651,406	67,846,115
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$35,230	$24,408
Net income allocated to unvested restricted shares	(176)	(163)
Net income attributable to common shares, adjusted	35,054	24,245
Weighted average common shares – basic	76,670,425	66,992,995
Earnings per common share – basic	$0.46	$0.36
Calculation of Earnings per Share – Diluted
Net income attributable to common shares, adjusted	$35,054	$24,245
Weighted average common shares – diluted	77,651,406	67,846,115
Earnings per common share – diluted	$0.45	$0.36
The following table sets forth the number of performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2017	2016
Performance Units	0.1	0.1

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding and net income attributable to common units used in the computation of earnings per unit (in thousands except for unit and per unit amounts):

	Three months ended March 31,
	2017	2016
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	89,095,663	82,028,440
Effect of dilutive securities	980,981	853,120
Weighted average common units – diluted	90,076,644	82,881,560
Calculation of Earnings per Unit – Basic
Net income attributable to common units	$40,942	$29,886
Net income allocated to unvested restricted units	(176)	(163)
Net income attributable to common units, adjusted	40,766	29,723
Weighted average common units – basic	89,095,663	82,028,440
Earnings per common unit – basic	$0.46	$0.36
Calculation of Earnings per Unit – Diluted
Net income attributable to common units, adjusted	$40,766	$29,723
Weighted average common units – diluted	90,076,644	82,881,560
Earnings per common unit – diluted	$0.45	$0.36

The following table sets forth the amount of performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended March 31,
	2017	2016
Performance Units	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of March 31, 2017:

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

•
Debt: The combined balance of the Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,406.2 million with a fair value of $1,433.1 million. The Unsecured Notes due 2021 and the Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The Unsecured Term Loan, the US dollar-denominated borrowings under the Unsecured Credit facility and ACC3 Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions. The Canadian dollar-denominated borrowings under the Unsecured Credit facility were valued based on Level 3 data which consisted of a one-month Canadian Dollar Offered Rate swap rate coterminous with the maturity of the Unsecured Credit Facility plus a spread consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

The Unsecured Notes due 2021 and the Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1 and OR2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC. The following consolidating financial information sets forth the financial position as of March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except unit data)

	March 31, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$78,087	$25,217	$—	$103,304
Buildings and improvements	—	2,332,796	686,929	—	3,019,725
	—	2,410,883	712,146	—	3,123,029
Less: accumulated depreciation	—	(626,377)	(62,722)	—	(689,099)
Net income producing property	—	1,784,506	649,424	—	2,433,930
Construction in progress and property held for development	—	113,132	380,310	—	493,442
Net real estate	—	1,897,638	1,029,734	—	2,927,372
Cash and cash equivalents	37,590	—	3,175	—	40,765
Rents and other receivables, net	1,663	4,333	3,508	—	9,504
Deferred rent, net	—	105,489	15,851	—	121,340
Deferred costs, net	5,553	10,908	8,099	—	24,560
Investment in affiliates	2,840,296	—	—	(2,840,296)	—
Prepaid expenses and other assets	4,029	32,015	14,212	—	50,256
Total assets	$2,889,131	$2,050,383	$1,074,579	$(2,840,296)	$3,173,797
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$197,819	$—	$—	$—	$197,819
Mortgage notes payable, net of deferred financing costs	—	—	109,592	—	109,592
Unsecured term loan, net of deferred financing costs	249,089	—	—	—	249,089
Unsecured notes payable, net of discount and deferred financing costs	837,895	—	—	—	837,895
Accounts payable and accrued liabilities	2,680	20,831	6,136	—	29,647
Construction costs payable	—	14,723	61,161	—	75,884
Accrued interest payable	6,265	—	8	—	6,273
Distribution payable	46,426	—	—	—	46,426
Prepaid rents and other liabilities	234	53,210	19,005	—	72,449
Total liabilities	1,340,408	88,764	195,902	—	1,625,074
Redeemable partnership units	579,329	—	—	—	579,329
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at March 31, 2017	201,250	—	—	—	201,250
Common units, 77,173,797 units issued and outstanding at March 31, 2017	761,607	1,961,619	878,677	(2,840,296)	761,607
General partner’s capital, 662,373 common units issued and outstanding at March 31, 2017	6,537	—	—	—	6,537
Total partners’ capital	969,394	1,961,619	878,677	(2,840,296)	969,394
Total liabilities & partners’ capital	$2,889,131	$2,050,383	$1,074,579	$(2,840,296)	$3,173,797

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except unit data)

	December 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$80,673	$25,217	$—	$105,890
Buildings and improvements	—	2,332,771	685,590	—	3,018,361
	—	2,413,444	710,807	—	3,124,251
Less: accumulated depreciation	—	(605,488)	(56,695)	—	(662,183)
Net income producing property	—	1,807,956	654,112	—	2,462,068
Construction in progress and property held for development	—	88,836	242,147	—	330,983
Net real estate	—	1,896,792	896,259	—	2,793,051
Cash and cash equivalents	31,781	—	2,628	—	34,409
Rents and other receivables, net	1,390	4,743	5,400	—	11,533
Deferred rent, net	—	109,142	13,916	—	123,058
Deferred costs, net	6,066	11,632	8,078	—	25,776
Investment in affiliates	2,713,096	—	—	(2,713,096)	—
Prepaid expenses and other assets	3,463	32,479	10,480	—	46,422
Total assets	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$50,926	$—	$—	$—	$50,926
Mortgage notes payable, net of deferred financing costs	—	—	110,733	—	110,733
Unsecured term loan, net of deferred financing costs	249,036	—	—	—	249,036
Unsecured notes payable, net of discount and deferred financing costs	837,323	—	—	—	837,323
Accounts payable and accrued liabilities	6,477	22,319	8,113	—	36,909
Construction costs payable	—	10,159	46,269	—	56,428
Accrued interest payable	11,578	—	14	—	11,592
Distribution payable	46,352	—	—	—	46,352
Prepaid rents and other liabilities	216	61,429	19,417	—	81,062
Total liabilities	1,201,908	93,907	184,546	—	1,480,361
Redeemable partnership units	591,101	—	—	—	591,101
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at December 31, 2016	201,250	—	—	—	201,250
Common units, 75,252,390 units issued and outstanding at December 31, 2016	754,892	1,960,881	752,215	(2,713,096)	754,892
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2016	6,645	—	—	—	6,645
Total partners’ capital	962,787	1,960,881	752,215	(2,713,096)	962,787
Total liabilities & partners’ capital	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,695	$66,692	$24,576	$(4,695)	$91,268
Recoveries from tenants	—	36,093	9,202	—	45,295
Other revenues	—	420	2,501	—	2,921
Total revenues	4,695	103,205	36,279	(4,695)	139,484
Expenses:
Property operating costs	—	35,915	8,971	(4,695)	40,191
Real estate taxes and insurance	—	3,979	1,031	—	5,010
Depreciation and amortization	44	21,775	6,388	—	28,207
General and administrative	6,546	8	258	—	6,812
Other expenses	512	12	2,181	—	2,705
Total expenses	7,102	61,689	18,829	(4,695)	82,925
Operating (loss) income	(2,407)	41,516	17,450	—	56,559
Interest:
Expense incurred	(14,870)	1,037	2,374	—	(11,459)
Amortization of deferred financing costs	(1,018)	77	116	—	(825)
Equity in earnings	62,570	—	—	(62,570)	—
Net income	44,275	42,630	19,940	(62,570)	44,275
Preferred unit distributions	(3,333)	—	—	—	(3,333)
Net income attributable to common units	$40,942	$42,630	$19,940	$(62,570)	$40,942

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended March 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,402	$69,366	$13,204	$(4,439)	$82,533
Recoveries from tenants	—	34,375	4,319	—	38,694
Other revenues	—	464	2,482	(24)	2,922
Total revenues	4,402	104,205	20,005	(4,463)	124,149
Expenses:
Property operating costs	—	35,605	4,776	(4,426)	35,955
Real estate taxes and insurance	—	4,696	620	—	5,316
Depreciation and amortization	15	22,486	3,342	—	25,843
General and administrative	5,433	9	133	—	5,575
Other expenses	106	139	2,141	(37)	2,349
Total expenses	5,554	62,935	11,012	(4,463)	75,038
Operating (loss) income	(1,152)	41,270	8,993	—	49,111
Interest:
Expense incurred	(14,174)	—	2,605	—	(11,569)
Amortization of deferred financing costs	(953)	—	108	—	(845)
Equity in earnings	52,976	—	—	(52,976)	—
Net income	36,697	41,270	11,706	(52,976)	36,697
Preferred unit distributions	(6,811)	—	—	—	(6,811)
Net income attributable to common units	$29,886	$41,270	$11,706	$(52,976)	$29,886

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(21,718)	$54,701	$21,629	$—	$54,612
Return on investment in subsidiaries	76,330	—	—	(76,330)	—
Net cash provided by (used in) operating activities	54,612	54,701	21,629	(76,330)	54,612
Cash flow from investing activities
Investments in real estate – development	(503)	(13,448)	(123,272)	—	(137,223)
Investments in subsidiaries	(142,768)	—	—	142,768	—
Interest capitalized for real estate under development	—	(1,036)	(3,015)	—	(4,051)
Improvements to real estate	—	(44)	(142)	—	(186)
Additions to non-real estate property	(54)	(14)	—	—	(68)
Net cash (used in) provided by investing activities	(143,325)	(14,542)	(126,429)	142,768	(141,528)
Cash flow from financing activities
Line of credit:
Proceeds	146,549	—	—	—	146,549
Mortgage notes payable:
Repayments	—	—	(1,250)	—	(1,250)
Payments of financing costs	(34)	—	—	—	(34)
Equity compensation payments	(3,975)	—	—	—	(3,975)
Parent financing	—	14,542	128,226	(142,768)	—
Distribution to parent	—	(54,701)	(21,629)	76,330	—
Distributions	(48,018)	—	—	—	(48,018)
Net cash provided by (used in) financing activities	94,522	(40,159)	105,347	(66,438)	93,272
Net increase in cash and cash equivalents	5,809	—	547	—	6,356
Cash and cash equivalents, beginning of period	31,781	—	2,628	—	34,409
Cash and cash equivalents, ending of period	$37,590	$—	$3,175	$—	$40,765

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(17,791)	$52,007	$17,123	$—	$51,339
Cash flow from investing activities
Investments in real estate – development	—	(1,197)	(51,105)	—	(52,302)
Land acquisition costs - related party	—	—	(20,168)	—	(20,168)
Investments in subsidiaries	(9,419)	(48,627)	58,046	—	—
Interest capitalized for real estate under development	(2)	—	(3,181)	—	(3,183)
Improvements to real estate	—	(2,099)	—	—	(2,099)
Additions to non-real estate property	(26)	(84)	(13)	—	(123)
Net cash used in investing activities	(9,447)	(52,007)	(16,421)	—	(77,875)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Repayments	(60,000)	—	—	—	(60,000)
Issuance of common units, net of offering costs	275,797	—	—	—	275,797
Equity compensation proceeds	7,007	—	—	—	7,007
Distributions	(44,965)	—	—	—	(44,965)
Net cash provided by financing activities	237,839	—	—	—	237,839
Net increase in cash and cash equivalents	210,601	—	702	—	211,303
Cash and cash equivalents, beginning of period	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending of period	$232,298	$—	$6,020	$—	$238,318

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc., or DFT, was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of March 31, 2017, owned 86.9% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s Series C Preferred Stock also trades on the NYSE under the symbol “DFTPrC.”
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
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of April 27, 2017:

•	We had 32 customers with 127 different lease expirations, with only 13.8% of these expirations occurring through the end of 2018 as measured by annualized base rent;

•	The weighted average remaining term of our commenced leases was 5.1 years; and

•	We served five of the Fortune 25 and 20 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers with a history of strong demand for wholesale data center space - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California. We have acquired property and commenced the development of data center facilities in two new markets - the greater Toronto area, and the Portland, Oregon metropolitan area. Each of our current and expansion markets has significant electrical power availability and hubs of extensive fiber network connectivity. As of March 31, 2017, we owned the following properties:

•	11 operating data centers facilities;

•	Five phases of existing data center facilities under development;

•	One shell of a data center currently under development;

•	Two data center facilities with a phase or phases available for future development; and

•	Parcels of land held for future development of four data centers.
In April 2017, we began the development of two additional data centers. We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio. The following table presents a summary of our operating properties as of April 1, 2017:
Operating Properties
As of April 1, 2017

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7	Ashburn, VA	2014-2016	446,000	238,000	100%	100%	41.6	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2	Elk Grove Village, IL	2015-2016	328,000	158,000	100%	100%	26.8	100%	100%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Total Operating Properties			3,308,000	1,648,000	99%	99%	287.1	99%	99%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of April 1, 2017 represent $383 million of base rent on a GAAP basis and $389 million of base rent on a cash basis over the next twelve months. Both amounts include $19 million of revenue from management fees over the next twelve months.

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
As of April 1, 2017
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2017. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2017 (4)	3	19	1.2%	3,846	1.3%	1.5%
2018	20	177	10.8%	33,448	11.7%	12.3%
2019	26	330	20.2%	57,404	20.1%	21.6%
2020	15	182	11.1%	31,754	11.1%	11.4%
2021	17	293	17.9%	51,514	18.1%	17.5%
2022	10	140	8.6%	24,509	8.6%	8.7%
2023	8	92	5.6%	13,305	4.7%	4.2%
2024	9	138	8.4%	23,479	8.2%	7.9%
2025	4	47	2.9%	7,750	2.7%	3.4%
2026	7	55	3.4%	10,134	3.6%	4.0%
After 2026	8	164	9.9%	28,244	9.9%	7.5%
Total	127	1,637	100%	285,387	100%	100%

(1)	Represents 32 customers with 127 lease expiration dates. One additional customer has executed a pre-lease at ACC9 and will be our 33rd customer.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2017.

(4)
A customer at ACC4 whose lease expires on July 31, 2017 has informed us that it does not intend to renew this lease. This lease is for 1.14 MW and 5,400 CRSF. Additionally, a customer at ACC6, whose lease expires on August 31, 2017, has informed us that it does not intend to renew this lease. This lease is for 0.54 MW and 2,523 CRSF. These leases total 0.9% of Annualized Base Rent. We are marketing these computer rooms for re-lease.

Top 15 Customers
As of April 1, 2017

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of April 1, 2017:

	Customer	Number of Buildings	Number of Markets	Average Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	9	3	6.5	24.9%
2	Facebook	4	1	3.9	21.0%
3	Fortune 25 Investment Grade-Rated Company	3	3	3.7	10.9%
4	Rackspace	3	2	8.3	8.8%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.2	8.4%
6	Yahoo! (2)	1	1	1.1	5.9%
7	Server Central	1	1	4.4	2.4%
8	Fortune 50 Investment Grade-Rated Company	2	1	3.6	1.9%
9	Dropbox	1	1	1.8	1.6%
10	IAC	1	1	2.1	1.5%
11	Symantec	2	1	2.2	1.3%
12	GoDaddy	1	1	9.5	1.1%
13	Anexio	3	1	6.8	1.0%
14	UBS	1	1	8.3	1.0%
15	Sanofi Aventis	2	1	4.3	0.9%
Total					92.6%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of April 1, 2017.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

Same Store Analysis
As of March 31, 2017
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three months ended March 31, 2017. Same store properties represent those properties placed into service on or before January 1, 2016 and owned by the company as of March 31, 2017. Accordingly, same store properties represented 287.1 MW, or 100%, of the 287.1 MW of operating properties in service as of March 31, 2017. Same store, same capital properties represent those operating properties that were placed into service on or before January 1, 2016, that were owned by the company as of March 31, 2017 and that have less than 10% of additional critical load developed after January 1, 2016. Accordingly, our same store, same capital properties include all of our operating properties in service as of March 31, 2017, with the exception of ACC7, due to Phase III and Phase IV of this facility being placed into service in June 2016 and October 2016, respectively, each of which increased the critical load of ACC7 by over 10%, and CH2, due to Phase II, Phase III and Phase IV being placed into service April 2016, July 2016 and November 2016, respectively, which increased the critical load at CH2 by over 10%. Same store, same capital properties represented 218.7 MW, or 76%, of the 287.1 MW of operating properties in service as of March 31, 2017.

Same Store Properties	Three Months Ended
	31-Mar-17	31-Mar-16	% Change	31-Dec-16	% Change
Revenue:
Base rent	$91,268	$79,569	14.7%	$90,513	0.8%
Recoveries from tenants	45,295	36,671	23.5%	44,904	0.9%
Other revenues	632	437	44.6%	725	(12.8)%
Total revenues	137,195	116,677	17.6%	136,142	0.8%

Expenses:
Property operating costs	40,191	33,625	19.5%	40,963	(1.9)%
Real estate taxes and insurance	4,985	4,225	18.0%	4,029	23.7%
Other expenses	58	114	N/M	52	11.5%
Total expenses	45,234	37,964	19.1%	45,044	0.4%

Net operating income (1)	91,961	78,713	16.8%	91,098	0.9%

Straight-line revenues, net of reserve	1,718	(1,964)	N/M	1,081	N/M
Amortization and write-off of lease contracts above and below market value	(271)	(116)	N/M	(91)	N/M

Cash net operating income (1)	$93,408	$76,633	21.9%	$92,088	1.4%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2016. NJ1 is excluded as it was sold in June 2016.

Same Store, Same Capital Properties	Three Months Ended
	31-Mar-17	31-Mar-16	% Change	31-Dec-16	% Change
Revenue:
Base rent	$70,875	$70,657	0.3%	$70,979	(0.1)%
Recoveries from tenants	38,557	34,611	11.4%	39,051	(1.3)%
Other revenues	471	392	20.2%	466	1.1%
Total revenues	109,903	105,660	4.0%	110,496	(0.5)%

Expenses:
Property operating costs	34,099	31,275	9.0%	35,311	(3.4)%
Real estate taxes and insurance	4,127	3,889	6.1%	3,440	20.0%
Other expenses	20	107	N/M	17	17.6%
Total expenses	38,246	35,271	8.4%	38,768	(1.3)%

Net operating income (1)	71,657	70,389	1.8%	71,728	(0.1)%

Straight-line revenues, net of reserve	4,015	870	N/M	3,858	4.1%
Amortization and write-off of lease contracts above and below market value	(271)	(116)	N/M	(91)	N/M

Cash net operating income (1)	$75,401	$71,143	6.0%	$75,495	(0.1)%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2016 and have less than 10% of additional critical load developed after January 1, 2016. Excludes ACC7 and CH2. NJ1 is also excluded as it was sold in June 2016.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-17	31-Mar-16	% Change	31-Dec-16	% Change
Operating income	$56,559	$49,111	15.2%	$56,386	0.3%
Add-back: non-same store operating loss	7,239	4,681	54.6%	6,633	9.1%
Same Store:
Operating income	63,798	53,792	18.6%	63,019	1.2%
Depreciation and amortization	28,163	24,921	13.0%	28,079	0.3%
Net operating income	91,961	78,713	16.8%	91,098	0.9%
Straight-line revenues, net of reserve	1,718	(1,964)	N/M	1,081	N/M
Amortization and write-off of lease contracts above and below market value	(271)	(116)	N/M	(91)	N/M
Cash net operating income	$93,408	$76,633	21.9%	$92,088	1.4%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended
	31-Mar-17	31-Mar-16	% Change	31-Dec-16	% Change
Operating income	$56,559	$49,111	15.2%	$56,386	0.3%
Less: non-same store, same capital operating income	(7,629)	(1,400)	N/M	(7,354)	3.7%
Same Store, Same Capital:
Operating income	48,930	47,711	2.6%	49,032	(0.2)%
Depreciation and amortization	22,727	22,678	0.2%	22,696	0.1%
Net operating income	71,657	70,389	1.8%	71,728	(0.1)%
Straight-line revenues, net of reserve	4,015	870	N/M	3,858	4.1%
Amortization and write-off of lease contracts above and below market value	(271)	(116)	N/M	(91)	N/M
Cash net operating income	$75,401	$71,143	6.0%	$75,495	(0.1)%
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

Development Projects
As of March 31, 2017
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC9 Phase I (6)	Ashburn, VA	163,000	90,000	14.4	$126,000 - $130,000	$114,618	20%	20%
ACC9 Phase II (7)	Ashburn, VA	163,000	90,000	14.4	126,000 - 130,000	95,825	—%	—%
CH3 Phase I (8)	Elk Grove Village, IL	153,000	71,000	14.4	136,000 - 142,000	31,926	—%	—%
SC1 Phase III	Santa Clara, CA	111,000	64,000	16.0	163,000 - 167,000	113,132	100%	100%
TOR1 Phase IA	Vaughan, ON	112,000	35,000	6.0	58,000 - 64,000	12,227	—%	—%
		702,000	350,000	65.2	609,000 - 633,000	367,728
Current Development Project - Shell Only
ACC10 (9)	Ashburn, VA	289,000	163,000	27.0	64,000 - 70,000	14,214
		289,000	163,000	27.0	64,000 - 70,000	14,214
Future Development Projects/Phases
CH3 Phase II (10)	Elk Grove Village, IL	152,000	89,000	12.8	70,000 - 74,000	31,687
TOR1 Phase IB/C	Vaughan, ON	225,000	78,000	12.0	82,000 - 90,000	24,455
TOR1 Phase II	Vaughan, ON	374,000	113,000	16.5	32,074	32,074
		751,000	280,000	41.3	184,074 - 196,074	88,216
Land Held for Development (11)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,252
ACC11	Ashburn, VA	150,000	80,000	16.0		4,805
OR1	Hillsboro, OR	765,000	329,000	48.0		7,471
OR2	Hillsboro, OR	765,000	329,000	48.0		6,756
		1,780,000	788,000	122.4		23,284
Total		3,522,000	1,581,000	255.9		$493,442

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

(5)
Amount capitalized as of March 31, 2017. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

(6)	As of April 27, 2017, ACC9 Phase I was 70% pre-leased based on CRSF and critical load.

(7)	As of April 27, 2017, ACC9 Phase II was 50% pre-leased based on CRSF and critical load.

(8)	As of April 27, 2017, CH3 Phase I was 100% pre-leased based on CRSF and critical load.

(9)	In April 2017, we commenced development of ACC10 Phase I, comprising 15.0 MW of critical load.

(10)	In April 2017, we commenced development of CH3 Phase II.

(11)	Amounts listed for gross building area, CRSF and critical load are current estimates.

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
From January 1, 2017 through April 27, 2017, we executed six leases and pre-leases totaling 34.42 MW of critical load and 200,765 CRSF of space with a weighted average lease term of 8.1 years. These leases and pre-leases included the following:

•	Two leases at ACC7 Phase IV comprising 4.20 MW of critical load and 29,993 CRSF,

•	One lease at CH2 Phase II comprising 1.42 MW of critical load and 8,950 CRSF,

•	One pre-lease at ACC9 Phase I comprising 7.2 MW of critical load and 45,158 CRSF,

•	One pre-lease at ACC9 Phase II comprising 7.2 MW of critical load and 45,158 CRSF, and

•	One pre-lease at CH3 Phase I comprising its entire 14.4 MW of critical load and 71,506 CRSF.
The three pre-leases at ACC9 and CH3 totaling 28.8 MW were all with our third largest customer. All of the leases and pre-leases above are expected to generate approximately $36.7 million of GAAP base rent revenue per year, which is equivalent to a GAAP rate of approximately $89 per kW per month. Including estimated amounts of operating expense recoveries, these leases are expected to generate approximately $46.4 million of revenue per year before recovery of metered power, which results in a rate of approximately $112 per kW per month. The weighted average GAAP base rent rate for these leases and pre-leases represents a 14% decline as compared to the weighted average GAAP rate for leases executed in 2016. The lease rate decline in 2017 is primarily due to the highly competitive market environment, as well as the purchasing power of our third largest customer due to the size of the 28.8 MW commitment.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also market space and power to customers under a “full service” lease structure, under which the customer's reimbursement for operating expenses is fixed with annual escalators, excluding increases to certain uncontrollable expenses. We believe the rental rates for full service leases will cover these operating expenses and will provide us with an adequate return on our investment. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs are often included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of April 1, 2017, our weighted average remaining lease term for commenced leases was approximately 5.1 years.

Available Data Center Inventory and Current Development Projects
As of April 27, 2017, our operating portfolio was 99% leased and commenced as measured by CRSF and critical load. We have also pre-leased 47.7 MW of available critical load across our ACC9, CH3 and SC1 data centers, which are expected to result in additional revenue for us as those leases commence over the next year. The opportunity for further revenue growth in the near term primarily depends on our ability to lease the vacant space in our operating portfolio and the space under development.
We generally determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our development projects as of March 31, 2017 included:

•	ACC9 Phase I - 14.4 MW of available critical load, which was 70% pre-leased as of April 27, 2017, with completion expected in the second quarter of 2017;

•	ACC9 Phase II - 14.4 MW of available critical load, which was 50% pre-leased as of April 27, 2017 with completion expected in the third quarter of 2017;

•	SC1 Phase III - 16.0 MW of available critical load, which was 100% pre-leased, with completion expected in the third quarter of 2017;

•	TOR1 Phase IA - 6.0 MW of available critical load with completion expected in the fourth quarter of 2017;

•	CH3 Phase I - 14.4 MW of available critical load, which was 100% pre-leased as of April 27, 2017, with completion expected in the first quarter of 2018; and

•	ACC10 shell, of which we commenced development of the first phase subsequent to March 31, 2017, as described below.
In April 2017, we began development of two additional projects:

•	ACC10 Phase I - 15.0 MW of available critical load, with completion expected in the second quarter of 2018.

•	CH3 Phase II - 12.8 MW of available critical load, with completion expected in the second quarter of 2018.
The remaining phases of TOR1, comprising 28.5 MW, are being held for future development. We also own parcels of land available to develop four additional data centers, two of which are in the Ashburn, Virginia market and the other two are in the Portland, Oregon market.

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
We have been able to lease space and power at rates that provide a favorable return on the investment we have made in each of our operating data center facilities. There is significant competition in each of the markets in which we operate. Our primary competitors operate and are expanding their presence in our markets, and other data center providers are entering some of our markets, including the Northern Virginia market in particular. This competition, a decrease in redundancy requirements of the hyper scale cloud customers and an increase in the size of leases have impacted the rental rates adversely, which in turn, could impact the rates of return of our investments. The rental rates of a number of leases in our portfolio that we negotiated several years ago are higher than rental rates under current market conditions. If, upon the expiration of the terms of these leases, these customers either vacate their space or negotiate the rental rates that reflect current market conditions, our rates of return would be impacted adversely. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets. Because the terms of the leases in our portfolio expire over a weighted average period of 5.1 years as of April 1, 2017, we cannot predict how the base rents of any of our leases will compare to the market rates at the time that the terms of our leases expire. If we are unable to renew leases as their terms expire or lease vacated space with rents equal to or above historic rates, the returns on our investments we have achieved to date at our operating properties would be impacted negatively.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of March 31, 2017, owned 86.9% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not an element of the Operating Partnership’s consolidated statement of operations.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Revenue. Operating revenue for the three months ended March 31, 2017 was $139.5 million. This includes base rent of $91.3 million, tenant recoveries of $45.3 million and other revenue of $2.9 million, including revenue from à la carte projects for our customers performed by the TRS. This compares to operating revenue of $124.1 million for the three months ended March 31, 2016. The increase of $15.4 million, or 12.4%, was primarily due to increased revenue from placing CH2 Phases II-IV and ACC7 Phases III-IV into service, partially offset by the cessation of revenue at NJ1 due to its sale in June 2016.
Operating Expenses. Operating expenses for the three months ended March 31, 2017 were $82.9 million, compared to $75.0 million for the three months ended March 31, 2016. The increase of $7.9 million, or 10.5%, was primarily due to increased operating costs and depreciation and amortization from placing CH2 Phases II-IV and ACC7 Phases III-IV into service and a $1.2 million increase in general and administrative expenses due to higher company headcount, partially offset by the cessation of operating expenses and depreciation and amortization related to NJ1 due to its sale in June 2016.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended March 31, 2017 was $12.3 million compared to interest expense of $12.4 million for the three months ended March 31, 2016. Total interest incurred for the three months ended March 31, 2017 was $16.7 million, of which $4.4 million was capitalized, as compared to $15.8 million for the corresponding period in 2016, of which $3.4 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers, and an increase in LIBOR-based interest rates, compared to the first quarter 2016. The increase in capitalization is due to more properties under development in the first quarter of 2017 compared to the first quarter 2016.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $5.7 million for the three months ended March 31, 2017, compared to $5.5 million for the three months ended March 31, 2016. The increase of $0.2 million was primarily due to an increase in net income, partially offset by the redemption of OP units.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended March 31, 2017 was $35.2 million compared to $24.4 million for the three months ended March 31, 2016. The increase of $10.8 million was primarily due to higher revenue described above and a decrease in preferred dividends in 2017, resulting from the 2016 redemption of our 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock and our 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock and the 2016 issuance of our Series C Preferred Stock. These increases were partially offset by higher operating expenses and higher interest expense, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the three months ended March 31, 2017 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net cash provided by operating activities increased by $3.3 million, or 6.4%, to $54.6 million for the three months ended March 31, 2017, as compared to $51.3 million for the corresponding period in 2016. The increase was due to an increase in income and higher cash rents from tenants, partially offset by a decrease in prepaid rent and other liabilities and higher prepaid expenses and other assets.
Net cash used in investing activities increased by $63.6 million or 81.6% to $141.5 million for the three months ended March 31, 2017 compared to $77.9 million for the corresponding period in 2016. The majority of cash used in investing activities in each period was expenditures for projects under development. Development costs paid during the three months ended March 31, 2017 were $84.9 million higher than development costs paid during 2016. This increase was partially offset by land acquisition costs and improvements to real estate incurred during the three months ended March 31, 2016. Specifically, there was a $20.2 million purchase of two parcels of undeveloped land in Ashburn, Virginia, which we are using for the current development of our ACC9 and ACC10 data centers and the future development of either a powered base shell or a build-to-suit data center to be known as ACC11, and a $1.9 million decrease in improvements to real estate, which consisted primarily of costs incurred at ACC2 to prepare the space for its new customer during the three months ended March 31, 2016.
Net cash provided by financing activities was $93.3 million for the three months ended March 31, 2017 compared to $237.8 million in the corresponding period in 2016. Net cash provided by financing activities for the three months ended March 31, 2017 consisted of $146.5 million in proceeds from the Unsecured Credit Facility which was primarily used to fund the development of our data centers, partially offset by $48.0 million paid for dividends and distributions, $4.0 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover the withholding obligations upon the vesting of equity-based awards and $1.3 million in principal repayments on our ACC3 term loan. Net cash provided by financing activities for the three months ended March 31, 2016  consisted of $275.8 million in net proceeds from the issuance of common stock and $9.2 million from option exercises; partially offset by $45.0 million paid for dividends and distributions and $2.2 million of cash used in connection with the payment of withholding taxes for employees upon the vesting of restricted common stock.
Market Capitalization
The following table sets forth our total market capitalization as of March 31, 2017:
Capital Structure as of March 31, 2017
(in thousands except per share data)

Line of Credit				$197,819
Mortgage Notes Payable				110,000
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,407,819	23.3%
Common Shares	87%	77,836
Operating Partnership (“OP”) Units	13%	11,683
Total Shares and Units	100%	89,519
Common Share Price at March 31, 2017		$49.59
Common Share and OP Unit Capitalization			$4,439,247
Preferred Stock ($25 per share liquidation preference)			201,250
Total Equity				4,640,497	76.7%
Total Market Capitalization				$6,048,316	100.0%
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
In 2017, we expect to meet our liquidity needs from cash provided by operating activities, from funds available under the Unsecured Credit Facility, by issuing common equity using our "at-the-market" equity issuance program, or ATM program, further described below, and from additional capital from external sources. We expect that our expenditures of capital for the construction of data center facilities currently in development will be approximately $575 - $625 million for the remainder of 2017, which we expect to fund using cash provided from operations after payment of dividends and distributions, the amount available under the Unsecured Credit Facility and equity. During 2017, when market conditions permit, we plan to obtain additional capital and permanent capital financing for the funds drawn under the Unsecured Credit Facility, which we expect to obtain through unsecured and secured borrowings, construction financings and the issuance of additional preferred and/or common equity.
In February 2017, we announced the establishment of an ATM program through which we may issue and sell up to an aggregate of $200 million of our shares of common stock. As of March 31, 2017, no shares of common stock have been issued under this program.
The Board of Directors approved a common stock repurchase program of $100 million for 2017. As of March 31, 2017, no shares of common stock have been repurchased under this program.
DFT's ability to pay dividends to its stockholders is dependent on the receipt of distributions from the Operating Partnership, which in turn is dependent on the data center properties generating operating income. The indentures that govern the Unsecured Notes due 2021 and Unsecured Notes due 2023 limit DFT’s ability to pay dividends, but allow DFT to pay the minimum dividends necessary to meet its REIT income distribution requirements.
For a detailed description of our indebtedness, see footnote 4 to our consolidated financial statements. A summary of our indebtedness as of March 31, 2017 is as follows:
Debt Summary as of March 31, 2017 and December 31, 2016
($ in thousands)

	March 31, 2017				December 31, 2016
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$110,000	8%	2.5%	1.0	$111,250
Unsecured	1,297,819	92%	4.7%	4.7	1,150,926
Total	$1,407,819	100%	4.5%	4.4	$1,262,176
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	42%	5.9%	4.5	$600,000
Unsecured Notes due 2023 (2)	250,000	18%	5.6%	6.2	250,000
Fixed Rate Debt	$850,000	60%	5.8%	5.0	$850,000
Floating Rate Debt:
Unsecured Credit Facility	197,819	14%	2.5%	3.3	50,926
Unsecured Term Loan	250,000	18%	2.5%	4.8	250,000
ACC3 Term Loan	110,000	8%	2.5%	1.0	111,250
Floating Rate Debt	557,819	40%	2.5%	3.5	412,176
Total	$1,407,819	100%	4.5%	4.4	$1,262,176
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.6 million.

Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of March 31, 2017 (in thousands):

	March 31, 2017
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$197,819	$—	N/A	$197,819
ACC3 Term Loan	110,000	—	(408)	109,592
Unsecured Term Loan	250,000	—	(911)	249,089
Unsecured Notes due 2021	600,000	—	(7,498)	592,502
Unsecured Notes due 2023	250,000	(1,615)	(2,992)	245,393
Total	$1,407,819	$(1,615)	$(11,809)	$1,394,395

A summary of our debt maturity schedule as of March 31, 2017 is as follows:
Debt Maturity as of March 31, 2017
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	—		7,500	(4)	7,500	0.5%	2.5%
2018	—		102,500	(4)	102,500	7.3%	2.5%
2019	—		—		—	—%	—%
2020	—		197,819	(5)	197,819	14.0%	2.5%
2021	600,000	(2)	—		600,000	42.6%	5.9%
2022	—		250,000	(6)	250,000	17.8%	2.5%
2023	250,000	(3)	—		250,000	17.8%	5.6%
Total	$850,000		$557,819		$1,407,819	100.0%	4.5%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.6 million as of March 31, 2017.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increased to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Credit Facility matures on July 25, 2020 with a one-year extension option.

(6)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2017, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations	$7,500	$102,500	$797,819	$500,000	$1,407,819
Interest on long-term debt obligations	43,272	124,588	114,848	21,456	304,164
Construction costs payable	75,884	—	—	—	75,884
Commitments under development contracts	139,904	—	—	—	139,904
Commitment under land purchase agreement, net of deposit paid	11,740	—	—	—	11,740
Operating leases	540	1,518	1,641	1,777	5,476
Total	$278,840	$228,606	$914,308	$523,233	$1,944,987

Off-Balance Sheet Arrangements
As of March 31, 2017, the Company did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures
The following table presents our reconciliations of net income to NAREIT funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and adjusted funds from operations, or AFFO.

	Three months ended March 31,
	2017	2016
Net income	$44,275	$36,697
Depreciation and amortization	28,207	25,843
Less: Non-real estate depreciation and amortization	(204)	(194)
NAREIT FFO	72,278	62,346
Preferred stock dividends	(3,333)	(6,811)
NAREIT FFO attributable to common shares and common units	68,945	55,535
Severance expense and equity acceleration	532	—
Normalized FFO attributable to common shares and common units	69,477	55,535
Straight-line revenues, net of reserve	1,718	(1,737)
Amortization and write-off of lease contracts above and below market value	(271)	(116)
Compensation paid with Company common shares	2,372	1,769
Non-real estate depreciation and amortization	204	194
Amortization of deferred financing costs	825	845
Improvements to real estate	(186)	(2,099)
Capitalized leasing commissions	(276)	(1,611)
AFFO attributable to common shares and common units	$73,863	$52,780
NAREIT FFO attributable to common shares and common units per share – diluted	$0.76	$0.67
Normalized FFO attributable to common shares and common units per share – diluted	$0.77	$0.67
Weighted average common shares and common units outstanding – diluted	90,311.511	83,094.266

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
Business Combinations - In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. We early-adopted the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the US dollar-denominated borrowings under the Unsecured Credit facility currently bear interest at a rate equal to LIBOR plus an applicable margin. The Canadian dollar-denominated borrowings under the Unsecured Credit Facility bear interest at a rate equal to the Canadian Dollar Offered Rate ("CDOR") plus an applicable margin. If the LIBOR and CDOR interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of March 31, 2017 would decrease future net income and cash flows by $5.6 million annually, less the impact of capitalization of interest incurred on net income. Because one-month LIBOR was 0.98% and one-month CDOR was 0.91% as of March 31, 2017, a decrease in each of these rates to zero would increase future net income and cash flows by $5.4 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of March 31, 2017, 60% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1.A	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
2017 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.3
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.5
2017 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 22, 2017 (Registration No. 001-33748)).

10.6*
Separation Agreement and General Release, dated as of March 17, 2017, by and between DuPont Fabros Technology, Inc., DF Property Management LLC, a Delaware limited liability company and Brian D. Doricko.

10.7*	2016 DF Property Management LLC Amended and Restated Sales Incentive Plan.†

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.
† Confidential treatment has been requested for portions of this exhibit and confidential portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	April 27, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	April 27, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1
2017 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.2
Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.3
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.4
Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on January 10, 2017 (Registration No. 001-33748)).

10.5
2017 Short-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on February 22, 2017 (Registration No. 001-33748)).

10.6*
Separation Agreement and General Release, dated as of March 17, 2017, by and between DuPont Fabros Technology, Inc., DF Property Management LLC, a Delaware limited liability company and Brian D. Doricko.

10.7*	2016 DF Property Management LLC Amended and Restated Sales Incentive Plan.†

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.
† Confidential treatment has been requested for portions of this exhibit and confidential portions have been submitted separately to the Securities and Exchange Commission.