Form 10-Q
period 2017-06-30
DUPONT FABROS TECHNOLOGY, INC.; DuPont Fabros Technology LP
filed 2017-07-27
CIK 1407739, 1418175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From             to            .
Commission file number 001-33748

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
(Exact name of registrant as specified in its charter)

Maryland (DuPont Fabros Technology, Inc.) Maryland (DuPont Fabros Technology, L.P.)	20-8718331 26-0559473
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

401 9th Street NW, Suite 600, Washington, D.C.	20004
(Address of principal executive offices)	Zip Code
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

Large accelerated Filer	☒ (DuPont Fabros Technology, Inc. only)	Accelerated filer	☐
Non-accelerated Filer	☒ (DuPont Fabros Technology, L.P. only)	Smaller reporting company	☐
	(Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
DuPont Fabros Technology, Inc. Common Stock, $0.001 par value per share	77,902,189

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively.
DFT is a real estate investment trust, or REIT, and the sole general partner of the Operating Partnership. The Operating Partnership’s capital includes general and limited common operating partnership units, or “OP units.” As of June 30, 2017, DFT owned 87.0% of the common economic interest in the Operating Partnership, with the remaining interest being owned by investors. As the sole general partner of the Operating Partnership, DFT has exclusive control of the Operating Partnership’s day-to-day management.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2017 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
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

DUPONT FABROS TECHNOLOGY, INC. / DUPONT FABROS TECHNOLOGY, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS (in thousands except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing property:
Land	$107,539	$105,890
Buildings and improvements	3,141,102	3,018,361
	3,248,641	3,124,251
Less: accumulated depreciation	(716,719)	(662,183)
Net income producing property	2,531,922	2,462,068
Construction in progress and property held for development	551,258	330,983
Net real estate	3,083,180	2,793,051
Cash and cash equivalents	31,125	38,624
Rents and other receivables, net	9,422	11,533
Deferred rent, net	120,599	123,058
Deferred costs, net	23,673	25,776
Prepaid expenses and other assets	48,467	46,422
Total assets	$3,316,466	$3,038,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Line of credit	$335,997	$50,926
Mortgage notes payable, net of deferred financing costs	107,175	110,733
Unsecured term loan, net of deferred financing costs	249,143	249,036
Unsecured notes payable, net of discount and deferred financing costs	838,461	837,323
Accounts payable and accrued liabilities	39,426	36,909
Construction costs payable	74,795	56,428
Accrued interest payable	11,515	11,592
Dividend and distribution payable	46,431	46,352
Prepaid rents and other liabilities	67,629	81,062
Total liabilities	1,770,572	1,480,361
Redeemable noncontrolling interests – operating partnership	714,494	591,101
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized:
Series C cumulative redeemable perpetual preferred stock, 8,050,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	201,250	201,250
Common stock, $.001 par value, 250,000,000 shares authorized, 77,845,588 shares issued and outstanding at June 30, 2017 and 75,914,763 shares issued and outstanding at December 31, 2016	78	76
Additional paid in capital	631,022	766,732
Retained earnings	—	—
Accumulated other comprehensive loss	(950)	(1,056)
Total stockholders’ equity	831,400	967,002
Total liabilities and stockholders’ equity	$3,316,466	$3,038,464
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Base rent	$92,931	$83,362	$184,199	$165,895
Recoveries from tenants	46,073	41,695	91,368	80,389
Other revenues	1,706	3,481	4,627	6,403
Total revenues	140,710	128,538	280,194	252,687
Expenses:
Property operating costs	41,472	37,933	81,663	73,888
Real estate taxes and insurance	5,029	5,840	10,039	11,156
Depreciation and amortization	28,948	26,323	57,155	52,166
General and administrative	6,276	5,274	13,088	10,849
Transaction expenses	7,128	—	7,128	—
Other expenses	1,307	3,193	4,012	5,542
Total expenses	90,160	78,563	173,085	153,601
Operating income	50,550	49,975	107,109	99,086
Interest:
Expense incurred	(11,793)	(11,563)	(23,252)	(23,132)
Amortization of deferred financing costs	(794)	(919)	(1,619)	(1,764)
Gain on sale of real estate	—	23,064	—	23,064
Net income	37,963	60,557	82,238	97,254
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,506)	(7,467)	(10,218)	(12,945)
Net income attributable to controlling interests	33,457	53,090	72,020	84,309
Preferred stock dividends	(3,333)	(6,964)	(6,666)	(13,775)
Issuance costs associated with redeemed preferred stock	—	(8,827)	—	(8,827)
Net income attributable to common shares	$30,124	$37,299	$65,354	$61,707
Earnings per share – basic:
Net income attributable to common shares	$0.39	$0.50	$0.84	$0.87
Weighted average common shares outstanding	77,486,297	74,370,577	77,080,615	70,661,406
Earnings per share – diluted:
Net income attributable to common shares	$0.38	$0.49	$0.83	$0.86
Weighted average common shares outstanding	78,487,973	75,231,634	78,071,944	71,518,495
Dividends declared per common share	$0.50	$0.47	$1.00	$0.94
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$37,963	$60,557	$82,238	$97,254
Other comprehensive income:
Foreign currency translation adjustments	105	—	123	—
Comprehensive income	38,068	60,557	82,361	97,254
Net income attributable to redeemable noncontrolling interests – operating partnership	(4,506)	(7,467)	(10,218)	(12,945)
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership	(15)	—	(17)	—
Comprehensive income attributable to controlling interests	33,547	53,090	72,126	84,309
Preferred stock dividends	(3,333)	(6,964)	(6,666)	(13,775)
Issuance costs associated with redeemed preferred stock	—	(8,827)	—	(8,827)
Comprehensive income attributable to common shares	$30,214	$37,299	$65,460	$61,707
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands except share data)

	Preferred Stock	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Number	Amount
Balance at December 31, 2016	$201,250	75,914,763	$76	$766,732	$—	(1,056)	$967,002
Net income attributable to controlling interests					72,020		72,020
Other comprehensive income attributable to controlling interests - foreign currency translation adjustments						106	106
Dividends declared on common stock				(12,487)	(65,354)		(77,841)
Dividends earned on preferred stock					(6,666)		(6,666)
Redemption of operating partnership units		1,773,147	2	77,892			77,894
Issuance of stock awards		246,949	—	810			810
Retirement and forfeiture of stock awards		(89,271)	—	(4,041)			(4,041)
Amortization of deferred compensation costs				4,850			4,850
Adjustments to redeemable noncontrolling interests – operating partnership				(202,734)			(202,734)
Balance at June 30, 2017	$201,250	77,845,588	$78	$631,022	$—	$(950)	$831,400
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2017	2016
Cash flow from operating activities
Net income	$82,238	$97,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,155	52,166
Gain on sale of real estate	—	(23,064)
Straight-line revenues, net of reserve	2,459	(1,041)
Amortization of deferred financing costs	1,619	1,764
Amortization and write-off of lease contracts above and below market value	(365)	(222)
Compensation paid with Company common shares	4,734	3,290
Changes in operating assets and liabilities
Rents and other receivables	2,111	192
Deferred costs	(891)	(3,465)
Prepaid expenses and other assets	(1,328)	1,750
Accounts payable and accrued liabilities	2,130	27
Accrued interest payable	(82)	189
Prepaid rents and other liabilities	(12,437)	(4,399)
Net cash provided by operating activities	137,343	124,441
Cash flow from investing activities
Net proceeds from sale of real estate	—	123,545
Investments in real estate – development	(301,504)	(101,867)
Acquisition of real estate	(12,250)	—
Acquisition of real estate – related party	—	(20,168)
Interest capitalized for real estate under development	(8,895)	(6,118)
Improvements to real estate	(418)	(3,098)
Additions to non-real estate property	(196)	(426)
Net cash used in investing activities	(323,263)	(8,132)
Cash flow from financing activities
Line of credit:
Proceeds	282,432	60,000
Repayments	—	(60,000)
Mortgage notes payable:
Repayments	(3,750)	(1,250)
Payments of financing costs	(110)	(96)
Issuance of common stock, net of offering costs	—	275,720
Issuance of preferred stock, net of offering costs	—	194,502
Redemption of preferred stock	—	(251,250)
Equity compensation (payments) proceeds	(4,041)	8,285
Dividends and distributions:
Common shares	(76,857)	(66,048)
Preferred shares	(6,666)	(16,288)
Redeemable noncontrolling interests – operating partnership	(12,587)	(14,078)
Net cash provided by financing activities	178,421	129,497
Net (decrease) increase in cash and cash equivalents	(7,499)	245,806
Cash and cash equivalents, beginning of period	38,624	31,230
Cash and cash equivalents, ending of period	$31,125	$277,036
Supplemental information:
Cash paid for interest, net of amounts capitalized	$23,331	$23,101
Deferred financing costs capitalized for real estate under development	$635	$364
Construction costs payable capitalized for real estate under development	$74,795	$26,914
Redemption of operating partnership units	$77,894	$49,468
Adjustments to redeemable noncontrolling interests – operating partnership	$202,734	$227,425
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.

CONSOLIDATED BALANCE SHEETS (in thousands except unit data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Income producing property:
Land	$107,539	$105,890
Buildings and improvements	3,141,102	3,018,361
	3,248,641	3,124,251
Less: accumulated depreciation	(716,719)	(662,183)
Net income producing property	2,531,922	2,462,068
Construction in progress and property held for development	551,258	330,983
Net real estate	3,083,180	2,793,051
Cash and cash equivalents	26,910	34,409
Rents and other receivables, net	9,422	11,533
Deferred rent, net	120,599	123,058
Deferred costs, net	23,673	25,776
Prepaid expenses and other assets	48,467	46,422
Total assets	$3,312,251	$3,034,249
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$335,997	$50,926
Mortgage notes payable, net of deferred financing costs	107,175	110,733
Unsecured term loan, net of deferred financing costs	249,143	249,036
Unsecured notes payable, net of discount and deferred financing costs	838,461	837,323
Accounts payable and accrued liabilities	39,426	36,909
Construction costs payable	74,795	56,428
Accrued interest payable	11,515	11,592
Dividend and distribution payable	46,431	46,352
Prepaid rents and other liabilities	67,629	81,062
Total liabilities	1,770,572	1,480,361
Redeemable partnership units	714,494	591,101
Commitments and contingencies	—	—
Partners’ capital:
Limited partners’ capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at June 30, 2017 and December 31, 2016	201,250	201,250
Common units, 77,183,215 units issued and outstanding at June 30, 2017 and 75,252,390 units issued and outstanding at December 31, 2016	620,609	754,892
General partner’s capital, common units, 662,373 issued and outstanding at June 30, 2017 and December 31, 2016	5,326	6,645
Total partners’ capital	827,185	962,787
Total liabilities and partners’ capital	$3,312,251	$3,034,249
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Base rent	$92,931	$83,362	$184,199	$165,895
Recoveries from tenants	46,073	41,695	91,368	80,389
Other revenues	1,706	3,481	4,627	6,403
Total revenues	140,710	128,538	280,194	252,687
Expenses:
Property operating costs	41,472	37,933	81,663	73,888
Real estate taxes and insurance	5,029	5,840	10,039	11,156
Depreciation and amortization	28,948	26,323	57,155	52,166
General and administrative	6,276	5,274	13,088	10,849
Transaction expenses	7,128	—	7,128	—
Other expenses	1,307	3,193	4,012	5,542
Total expenses	90,160	78,563	173,085	153,601
Operating income	50,550	49,975	107,109	99,086
Interest:
Expense incurred	(11,793)	(11,563)	(23,252)	(23,132)
Amortization of deferred financing costs	(794)	(919)	(1,619)	(1,764)
Gain on sale of real estate	—	23,064	—	23,064
Net income	37,963	60,557	82,238	97,254
Preferred unit distributions	(3,333)	(6,964)	(6,666)	(13,775)
Issuance costs associated with redeemed preferred units	—	(8,827)	—	(8,827)
Net income attributable to common units	$34,630	$44,766	$75,572	$74,652
Earnings per unit – basic:
Net income attributable to common units	$0.39	$0.50	$0.84	$0.87
Weighted average common units outstanding	89,168,665	88,977,907	89,132,366	85,483,976
Earnings per unit – diluted:
Net income attributable to common units	$0.38	$0.49	$0.83	$0.86
Weighted average common units outstanding	90,170,341	89,838,964	90,123,695	86,341,065
Distributions declared per common unit	$0.50	$0.47	$1.00	$0.94
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$37,963	$60,557	$82,238	$97,254
Other comprehensive income:
Foreign currency translation adjustments	105	—	123	—
Comprehensive income	38,068	60,557	82,361	97,254
Preferred unit distributions	(3,333)	(6,964)	(6,666)	(13,775)
Issuance costs associated with redeemed preferred units	—	(8,827)	—	(8,827)
Comprehensive income attributable to common units	$34,735	$44,766	$75,695	$74,652
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(unaudited and in thousands except unit data)

	Limited Partners’ Capital			General Partner’s Capital
	Preferred Amount	Common Units	Common Amount	Common Units	Common Amount	Total
Balance at December 31, 2016	$201,250	75,252,390	$754,892	662,373	$6,645	$962,787
Net income			81,538		700	82,238
Other comprehensive income - foreign currency translation adjustments			122		1	123
Common unit distributions			(88,861)		(662)	(89,523)
Preferred unit distributions			(6,609)		(57)	(6,666)
Issuance of OP units to DFT when redeemable partnership units redeemed		1,773,147	77,894			77,894
Issuance of OP units for stock awards		246,949	810			810
Retirement and forfeiture of OP units		(89,271)	(4,041)			(4,041)
Amortization of deferred compensation costs			4,850			4,850
Adjustments to redeemable partnership units			(199,986)		(1,301)	(201,287)
Balance at June 30, 2017	$201,250	77,183,215	$620,609	662,373	$5,326	$827,185
See accompanying notes

DUPONT FABROS TECHNOLOGY, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six months ended June 30,
	2017	2016
Cash flow from operating activities
Net income	$82,238	$97,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,155	52,166
Gain on sale of real estate	—	(23,064)
Straight-line rent, net of reserve	2,459	(1,041)
Amortization of deferred financing costs	1,619	1,764
Amortization and write-off of lease contracts above and below market value	(365)	(222)
Compensation paid with Company common shares	4,734	3,290
Changes in operating assets and liabilities
Rents and other receivables	2,111	192
Deferred costs	(891)	(3,465)
Prepaid expenses and other assets	(1,328)	1,750
Accounts payable and accrued liabilities	2,130	27
Accrued interest payable	(82)	189
Prepaid rents and other liabilities	(12,437)	(4,399)
Net cash provided by operating activities	137,343	124,441
Cash flow from investing activities
Proceeds from the sale of real estate	—	123,545
Investments in real estate – development	(301,504)	(101,867)
Acquisition of real estate	(12,250)	—
Acquisition of real estate – related party	—	(20,168)
Interest capitalized for real estate under development	(8,895)	(6,118)
Improvements to real estate	(418)	(3,098)
Additions to non-real estate property	(196)	(426)
Net cash used in investing activities	(323,263)	(8,132)
Cash flow from financing activities
Line of credit:
Proceeds	282,432	60,000
Repayments	—	(60,000)
Mortgage notes payable:
Repayments	(3,750)	(1,250)
Payments of financing costs	(110)	(96)
Issuance of common units, net of offering costs	—	275,720
Issuance of preferred units, net of offering costs	—	194,502
Redemption of preferred units	—	(251,250)
Equity compensation (payments) proceeds	(4,041)	8,285
Distributions	(96,110)	(96,414)
Net cash provided by financing activities	178,421	129,497
Net (decrease) increase in cash and cash equivalents	(7,499)	245,806
Cash and cash equivalents, beginning of period	34,409	27,015
Cash and cash equivalents, ending of period	$26,910	$272,821
Supplemental information:
Cash paid for interest, net of amounts capitalized	$23,331	$23,101
Deferred financing costs capitalized for real estate under development	$635	$364
Construction costs payable capitalized for real estate under development	$74,795	$26,914
Redemption of operating partnership units	$77,894	$49,468
Adjustments to redeemable partnership units	$201,287	$226,885
See accompanying notes

DUPONT FABROS TECHNOLOGY, INC.
DUPONT FABROS TECHNOLOGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)
1. Description of Business and Merger Agreement
DuPont Fabros Technology, Inc., or DFT, through its controlling interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP” and collectively with DFT and their operating subsidiaries, the “Company”), is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is a real estate investment trust, or REIT, for federal income tax purposes and is the sole general partner of the Operating Partnership, and as of June 30, 2017, owned 87.0% of the common economic interest in the Operating Partnership, of which 0.9% is held as general partnership units. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. As of June 30, 2017, we held a fee simple interest in the following properties:

•	12 operating data centers – ACC2, ACC3, ACC4, ACC5, ACC6, ACC7, ACC9 Phase I, CH1, CH2, SC1 Phases I-II, VA3, and VA4;

•	Six data center projects under development – ACC9 Phase II, ACC10 Phase I, CH3 Phases I and II, SC1 Phase III and TOR1 Phase IA;

•	Three data center projects available for future development – ACC10 Phase II, TOR1 Phase IB/C and TOR1 Phase II; and

•	Land that may be used to develop six additional data centers – ACC8, ACC11, OR1, OR2, PHX1 and PHX2.
On June 9, 2017, we and Digital Realty Trust, Inc. (“DLR”) announced that DFT, the OP, DLR, Digital Realty Trust, L.P., DLR’s operating partnership ("DLR OP"), and three other DLR subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement:

•	DFT will be merged with and into a DLR merger subsidiary and become a wholly-owned subsidiary of DLR (the "Company Merger"); and

•	another DLR merger subsidiary will be merged with and into the OP, and the OP will become a subsidiary of DLR (the "Partnership Merger" and, together with the Company Merger, the "Mergers").
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Mergers:

•	each share of DFT's common stock will be converted into the right to receive 0.545 shares of DLR common stock;

•
each common unit of partnership interests in the OP will be converted into the right to receive 0.545 common units in the DLR OP, or, in the alternative, each unit holder may elect to redeem his or her units and receive 0.545 shares of DLR common stock for each unit; and

•
each share of DFT's 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") will be converted into the right to receive one share of a newly designated class of preferred stock of DLR, which will have substantially similar rights, privileges, preferences and interests as DFT's Series C Preferred Stock.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger by the holders of a majority of the outstanding shares of our common stock, approval of the issuance of DLR common stock in connection with the Company Merger by a majority of the votes cast by the holders of DLR common stock, the absence of certain legal impediments to the consummation of the Mergers, the effectiveness of a registration statement on Form S-4 to be filed by DLR in connection with the Mergers, approval for listing on the New York Stock Exchange of the shares of DLR common stock to be issued in connection with the Company Merger, the absence of a material adverse effect on either DLR or us and compliance by the DLR parties and us with each party’s respective obligations under the Merger Agreement. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by the DLR parties. There can be no assurance that the proposed transaction will be consummated.
Generally, all fees and expenses incurred in connection with the Mergers and the other transactions contemplated by the Merger Agreement will be paid by the party incurring those fees and expenses. Additionally, upon termination of the Merger Agreement in certain circumstances, the Merger Agreement provides for the payment of a termination fee to DLR by DFT of

$150.0 million. The Merger Agreement also provides for the payment of a termination fee to DFT by DLR of $300.0 million upon termination of the Merger Agreement in certain circumstances.
2. Significant Accounting Policies
Basis of Presentation
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of DuPont Fabros Technology, Inc. and DuPont Fabros Technology, L.P. References to “DFT” mean DuPont Fabros Technology, Inc. and its controlled subsidiaries; and references to the “Operating Partnership” or “OP” mean DuPont Fabros Technology, L.P. and its controlled subsidiaries.
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
As sole general partner with control of the Operating Partnership, DFT consolidates the Operating Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of DFT and those of the Operating Partnership. The Operating Partnership’s capital includes preferred units and general and limited common units that are owned by DFT and the other partners. DFT’s stockholders’ equity includes preferred stock, common stock, additional paid in capital, retained earnings and accumulated other comprehensive income (loss). The common limited partnership interests held by the limited partners (other than DFT) in the Operating Partnership are presented as “redeemable partnership units” in the Operating Partnership’s consolidated financial statements and as “redeemable noncontrolling interests-operating partnership” in DFT’s consolidated financial statements. The only difference between the assets and liabilities of DFT and the Operating Partnership as of June 30, 2017 was a $4.2 million bank account held by DFT that is not part of the Operating Partnership. Net income is the same for DFT and the Operating Partnership.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2016 contained in our Annual Report on Form 10-K, which contains a complete listing of our significant accounting policies.

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
Property
Depreciation on buildings is generally provided on a straight-line basis over 40 years from the date the buildings were placed in service. Building components are depreciated over the life of the respective improvement ranging from 10 to 40 years from the date the components were placed in service. Personal property is depreciated over three to seven years. Depreciation expense was $27.9 million and $25.3 million for the three months ended June 30, 2017 and 2016, respectively, and $55.0 million and $50.0 million for the six months ended June 30, 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred.
We review each of our properties for indicators of impairment. Examples of such indicators may include a significant decrease in the market price of the property, a significant adverse change in the extent or manner in which the property is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a property, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the development of a property, a history of operating or cash flow losses of the property or a current expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such impairment indicators exist, we review an estimate of the future undiscounted net cash flows expected to result from the real estate investment’s use and eventual disposition and compare that estimate to the carrying value of the property. We assess the recoverability of the carrying value of our assets on a property-by-property basis. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition, potential sales proceeds and other factors. If our undiscounted cash flow evaluation indicates that we are unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. No impairment losses were recorded during the six months ended June 30, 2017 and 2016.
We classify a data center property as held-for-sale when it meets the necessary criteria, which include when we commit to and actively embark on a plan to sell the asset, the sale is expected to be completed within one year under terms usual and customary for such sales, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Data center properties held-for-sale are carried at the lower of cost or fair value less costs to sell. As of June 30, 2017 and December 31, 2016, we did not have any properties classified as held-for-sale.
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
Balances of financing costs for our unsecured revolving credit facility, or Unsecured Credit Facility, net of accumulated amortization, which are presented within deferred costs, net in our accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows (in thousands):

Financing costs presented within deferred costs, net	June 30, 2017	December 31, 2016
Financing costs	$12,353	$12,352
Accumulated amortization	(7,224)	(6,376)
Financing costs, net	$5,129	$5,976

Balances of financing costs for our other recognized debt liabilities, net of accumulated amortization, which are presented as a reduction of each of the respective recognized debt liabilities in our accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows (in thousands):

Financing costs presented as a reduction of debt liability balances	June 30, 2017	December 31, 2016
Financing costs	$20,470	$20,423
Accumulated amortization	(9,309)	(7,935)
Financing costs, net	$11,161	$12,488

Leasing costs, which consist of external fees and costs incurred in the successful negotiation of leases, internal costs expended in the successful negotiation of leases and the estimated leasing commissions resulting from the allocation of the purchase price of ACC2, VA3, VA4 and ACC4, are deferred and amortized over the terms of the applicable leases on a straight-line basis. If an applicable lease terminates prior to the expiration of its initial term, the carrying amount of the leasing costs are written off to amortization expense. Leasing costs incurred for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Leasing costs incurred for new leases	$614	$1,670	$890	$3,270
Leasing costs incurred for renewals	—	184	—	195
Total leasing costs incurred	$614	$1,854	$890	$3,465

Amortization of deferred leasing costs totaled $1.0 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million for both the six months ended June 30, 2017 and 2016, respectively. Balances, net of accumulated amortization, at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Leasing costs	$54,446	$53,556
Accumulated amortization	(35,904)	(33,756)
Leasing costs, net	$18,542	$19,800
Inventory
We maintain fuel inventory for our generators, which is recorded at the lower of cost (on a first-in, first-out basis) or market. As of June 30, 2017 and December 31, 2016, the fuel inventory was $4.3 million and $4.2 million, respectively, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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

Balances, net of accumulated amortization, at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Lease contracts above market value	$18,900	$20,500
Accumulated amortization	(14,290)	(15,362)
Lease contracts above market value, net	$4,610	$5,138

Lease contracts below market value	$13,575	$24,175
Accumulated amortization	(11,638)	(21,345)
Lease contracts below market value, net	$1,937	$2,830

Our policy is to record an allowance for losses on accounts receivable equal to the estimated uncollectible accounts. The estimate is based on our historical experience and a review of the current status of our receivables. As of June 30, 2017 and December 31, 2016, we had a note receivable from a former customer of $24.9 million and $25.0 million, respectively, which resulted from the settlement of our claim in this former customer's bankruptcy proceedings in the fourth quarter of 2016. We are accounting for the note receivable on a non-accrual basis. As of June 30, 2017 and December 31, 2016, we had an allowance for this note receivable of $23.6 million, leaving a note receivable, net balance of $1.3 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively, which is included within rents and other receivables, net in our accompanying consolidated balance sheets. Based on the principal payment schedule in the note that includes semiannual principal payments beginning in June 2017, which we received, we continue to be reasonably assured that we will be able to collect the balance of the net note receivable.
We also establish an appropriate allowance for doubtful accounts for receivables arising from the straight-lining of rents. These receivables arise from revenue recognized in excess of amounts currently due under the lease and are recorded as deferred rent in the accompanying consolidated balance sheets. As of June 30, 2017 and December 31, 2016, we had no material allowances.
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
Redeemable noncontrolling interests – operating partnership, which require cash payment, or allow settlement in shares, but with the ability to deliver the shares outside of the control of DFT, are reported outside of the permanent equity section of the consolidated balance sheets of DFT and the Operating Partnership. Redeemable noncontrolling interests – operating partnership are adjusted for income, losses and distributions allocated to OP units not held by DFT (normal noncontrolling interest accounting amount). Adjustments to redeemable noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Operating Partnership by holders of OP units, including the redemptions of OP units for cash or in exchange for shares of DFT’s common stock. If such adjustments result in redeemable noncontrolling interests – operating partnership being recorded at less than the redemption value of the OP units, redeemable noncontrolling interests – operating partnership are further adjusted to their redemption value. See Note 6. Redeemable noncontrolling interests – operating partnership are recorded at the greater of the normal noncontrolling interest accounting amount or redemption value. The following is a summary of activity for redeemable noncontrolling interests – operating partnership for the six months ended June 30, 2017 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2016	13,455,515	$591,101
Net income attributable to redeemable noncontrolling interests – operating partnership	—	10,218
Other comprehensive income attributable to redeemable noncontrolling interests – operating partnership - foreign currency translation adjustments	—	17
Distributions declared	—	(11,682)
Redemption of operating partnership units	(1,773,147)	(77,894)
Adjustments to redeemable noncontrolling interests – operating partnership	—	202,734
Balance at June 30, 2017	11,682,368	$714,494
The following is a summary of activity for redeemable partnership units for the six months ended June 30, 2017 (dollars in thousands):

	OP Units
	Number	Amount
Balance at December 31, 2016	13,455,515	$591,101
Redemption of operating partnership units	(1,773,147)	(77,894)
Adjustments to redeemable partnership units	—	201,287
Balance at June 30, 2017	11,682,368	$714,494
Net income is allocated to controlling interests and redeemable noncontrolling interests – operating partnership in accordance with the limited partnership agreement of the Operating Partnership. The following is a summary of net income attributable to controlling interests and transfers to redeemable noncontrolling interests – operating partnership for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to controlling interests	$33,457	$53,090	$72,020	$84,309
Transfers from noncontrolling interests:
Net change in the Company’s common stock and additional paid in capital due to the redemption of OP units and other adjustments to redeemable noncontrolling interests – operating partnership	(136,486)	(52,476)	(124,840)	(177,957)
	$(103,029)	$614	$(52,820)	$(93,648)
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
Foreign Currency
The U.S. dollar is the functional currency of our consolidated operations in the United States. The functional currency of our consolidated entities outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include foreign currency translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders' equity or partners' capital. We report gains and losses from the effect of rate changes on intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from remeasuring U.S. dollar transactions for non-U.S. functional currency entities, in other expenses on our consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, we had no material foreign currency transaction losses.
Recently Issued Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are required to apply the new standard in the first quarter of 2018 and expect to elect the modified retrospective method of application of the standard. Although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We do not expect that this change will have a material effect on our financial position or results of operations. In addition, we currently do not believe the standard will have a material impact on how we recognize revenues from tenants with respect to operating expense recoveries on our financial position or results of operations.
Leases - In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842). We are required to apply the new standard in the first quarter of 2019. The Company’s leases consist of both lease components that will be accounted for under this standard and non-lease components such as operating expense recovery income that will be accounted for under ASU 2014-09, Revenue from Contracts with Customers. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material effect on our financial position or results of operations.
Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We are required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Business Combinations - In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. We early-adopted the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.
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
3. Real Estate Assets
The following is a summary of our properties as of June 30, 2017 (dollars in thousands):

Property	Location	Land	Buildings and Improvements	Construction in Progress and Land Held for Development	Total Cost (2)
ACC2	Ashburn, VA	$2,500	$156,591		$159,091
ACC3	Ashburn, VA	1,071	96,080		97,151
ACC4	Ashburn, VA	6,600	538,869		545,469
ACC5	Ashburn, VA	6,443	299,016		305,459
ACC6	Ashburn, VA	5,518	216,829		222,347
ACC7	Ashburn, VA	9,753	335,490		345,243
ACC9 Phase I	Ashburn, VA	4,235	119,573		123,808
CH1	Elk Grove Village, IL	21,025	359,171		380,196
CH2	Elk Grove Village, IL	14,392	256,910		271,302
SC1 Phases I-II	Santa Clara, CA	20,202	433,099		453,301
VA3	Reston, VA	9,000	179,860		188,860
VA4	Bristow, VA	6,800	149,614		156,414
		107,539	3,141,102	—	3,248,641
Construction in progress and land held for development (1)				551,258	551,258
		$107,539	$3,141,102	$551,258	$3,799,899

(1)
Properties located in Ashburn, VA (ACC8, ACC9 Phase II, ACC10, and ACC11), Elk Grove Village, IL (CH3), Santa Clara, CA (SC1 Phase III), Hillsboro, OR (OR1 and OR2), Vaughan, ON (TOR1) and Mesa, AZ (PHX1 and PHX2).

(2)
As of June 30, 2017, the total cost of long-lived assets located in the United States totaled $3,701.6 million, and the total costs of long-lived assets located in Canada totaled $98.3 million (TOR1 in Vaughan, ON).

In May 2017, we completed the acquisition of 56.5 acres of undeveloped land in Mesa, Arizona for a purchase price of $12.3 million, including transaction costs. We are holding this parcel of land for future development.

4. Debt
Debt Summary as of June 30, 2017 and December 31, 2016
($ in thousands)

	June 30, 2017				December 31, 2016
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$107,500	7%	2.8%	0.7	$111,250
Unsecured	1,435,997	93%	4.5%	4.3	1,150,926
Total	$1,543,497	100%	4.4%	4.1	$1,262,176
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	39%	5.9%	4.2	$600,000
Unsecured Notes due 2023 (2)	250,000	16%	5.6%	6.0	250,000
Fixed Rate Debt	$850,000	55%	5.8%	4.7	$850,000
Floating Rate Debt:
Unsecured Credit Facility	335,997	22%	2.7%	3.1	50,926
Unsecured Term Loan	250,000	16%	2.7%	4.6	250,000
ACC3 Term Loan	107,500	7%	2.8%	0.7	111,250
Floating Rate Debt	693,497	45%	2.7%	3.2	412,176
Total	$1,543,497	100%	4.4%	4.1	$1,262,176
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
In November 2016, we added a Canadian dollar sublimit of up to $185 million (approximately CAD $250 million) to the Unsecured Credit Facility, which allows us to borrow in Canadian dollars to fund our TOR1 data center development in Vaughan, Ontario. In addition, the Canadian borrowings allow us to hedge our foreign currency investment risk by having these liabilities translate at the same exchange rates as our Canadian assets at the end of each period. To date, we have designated all of the Canadian borrowings on the Unsecured Credit Facility, which totaled CAD $105 million as of June 30, 2017, as a net investment hedge of our Canadian assets. For the effective portion of these net investment hedges, the currency translation effects of these borrowings are reflected in accumulated other comprehensive loss within shareholders' equity on our consolidated balance sheets, where they offset the currency translation effects of our investment in our Canadian assets. There has been no ineffectiveness for our net investment hedges to date as of June 30, 2017.
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
The Amended and Restated Credit Agreement requires that DFT, the Operating Partnership and their subsidiaries comply with various covenants, including with respect to restrictions on liens, incurring indebtedness, making investments, effecting mergers and/or asset sales, and certain limits on dividend payments, distributions and purchases of DFT's stock. In addition, the facility imposes financial maintenance covenants relating to, among other things, the following matters:

•	unsecured debt not exceeding 60% of the value of unencumbered assets, subject to an increase to 65% following a material acquisition;

•
net operating income generated from unencumbered properties divided by the amount of unsecured debt (net of unrestricted cash and cash equivalents) being not less than 12.5%, subject to a decrease to not less than 10% following a material acquisition;

•	total indebtedness not exceeding 60% of gross asset value, subject to an increase to 65% following a material acquisition;

•	fixed charge coverage ratio being not less than 1.70 to 1.00; and

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
We were in compliance with all covenants under the Unsecured Credit Facility and the Unsecured Term Loan as of June 30, 2017.
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

As of June 30, 2017, we had no letters of credit outstanding and borrowings of $336.0 million outstanding under this Unsecured Credit Facility.

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

ACC3 Term Loan

We have a $107.5 million term loan facility, the ACC3 Term Loan, that is secured by our ACC3 data center facility and an assignment of the lease agreement between us and the customer of ACC3. The borrower, one of our subsidiaries, may elect to have borrowings under the ACC3 Term Loan bear interest at (i) LIBOR plus 1.55% or (ii) a base rate, which is based on the lender's prime rate, plus 0.55%. The interest rate is currently at LIBOR plus 1.55%. The ACC3 Term Loan matures on March 27, 2018, and we may prepay the ACC3 Term Loan at any time, in whole or in part, without penalty or premium. The Operating Partnership has guaranteed the outstanding principal amount of the ACC3 Term Loan, plus interest and certain costs under the loan.
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

We were in compliance with all of the covenants under the ACC3 Term Loan as of June 30, 2017.
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
The Unsecured Notes due 2021 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1, OR2, PHX1 and PHX2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC.
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
The Unsecured Notes due 2021 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2021 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2021 or the trustee may declare the Unsecured Notes due 2021 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2021 as of June 30, 2017.

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
The Unsecured Notes due 2023 also require the Operating Partnership and the Subsidiary Guarantors to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis. The Unsecured Notes due 2023 also have customary events of default, including, but not limited to, nonpayment, breach of covenants, and payment or acceleration defaults in certain other indebtedness of ours or certain of our subsidiaries. Upon an event of default, the holders of the Unsecured Notes due 2023 or the trustee may declare the Unsecured Notes due 2023 due and immediately payable. We were in compliance with all covenants under the Unsecured Notes due 2023 as of June 30, 2017.
Bridge Loan Commitment
On June 8, 2017, the Company and Goldman Sachs Bank USA (“Goldman Sachs”) entered into a commitment letter under which Goldman Sachs has committed to provide financing for working capital and certain other general corporate purposes to the Operating Partnership in the form of an unsecured bridge loan in an aggregate principal amount of up to $200 million (the “Bridge Facility”), subject to certain customary closing conditions, including entering into definitive loan documents for the Bridge Facility. Goldman Sachs’ commitment to provide the Bridge Facility will terminate on November 30, 2017 if the closing of the Bridge Facility does not occur prior to such date. In addition, the commitment letter appoints Goldman Sachs to act as sole lead arranger, sole bookrunner and sole syndication agent, and as administrative agent, in connection with the Bridge Facility. The Company has not notified Goldman Sachs of its intent to draw on the Bridge Facility.
The commitment letter also provides that amounts outstanding under the Bridge Facility would bear interest at a per annum rate equal to LIBOR plus a margin of 150 basis points, which margin increases by an additional 50 basis points every three months following the date on which funds are drawn under the Bridge Facility. If the Company were to draw on the

Bridge Facility, it would mature on the earlier of (a) the date on which the Mergers contemplated by the Merger Agreement are consummated or (b) the date that is 364 days after the date of initial funding. Subject to exceptions to be agreed to in the definitive loan documents,  proceeds from (i) the incurrence of indebtedness by us or any of our subsidiaries, (ii) the issuance of equity securities by the Company and (iii) non-ordinary course asset sales, including of any of our facilities, in each case, would be required to be used to prepay amounts outstanding under the Bridge Facility. Any outstanding amounts under the Bridge Facility would be guaranteed by the same Subsidiary Guarantors as those that guarantee the Amended and Restated Credit Agreement, the Unsecured Notes due 2021 and the Unsecured Notes due 2023.
In addition, the commitment letter provides that the definitive loan documents will contain various covenants, including financial maintenance covenants, and events of defaults substantially similar to those contained in the Amended and Restated Credit Agreement.
A summary of our debt maturity schedule as of June 30, 2017 is as follows:
Debt Maturity as of June 30, 2017
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	$—		$5,000	(4)	$5,000	0.3%	2.8%
2018	—		102,500	(4)	102,500	6.6%	2.8%
2019	—		—		—	—%	—%
2020	—		335,997	(5)	335,997	21.8%	2.7%
2021	600,000	(2)	—		600,000	38.9%	5.9%
2022	—		250,000	(6)	250,000	16.2%	2.7%
2023	250,000	(3)	—		250,000	16.2%	5.6%
Total	$850,000		$693,497		$1,543,497	100.0%	4.4%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.6 million as of June 30, 2017.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increased to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Credit Facility matures on July 25, 2020 with a one-year extension option.

(6)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.

5. Commitments and Contingencies
The Company, the Operating Partnership, the directors and several affiliated entities, as well as Digital Realty and certain of its affiliates, have been named as defendants in one putative shareholder class action lawsuit, and the Company and the directors have been named as defendants in two additional putative shareholder class action lawsuits, filed in connection with the Mergers (collectively, the “Lawsuits”). The first case is styled Louis Scarantino v. DuPont Fabros Technology, Inc. et al., Case No. 1:17-cv-01428 (D.D.C.) and was filed on July 18, 2017 in the United States District Court for the District of Columbia. The second case was styled William Lawrence v. DuPont Fabros Technology, Inc. et al., Case No: 1:17-cv-02042 and was filed, incorrectly, on July 21, 2017 in the United States District Court for the District of Maryland. On July 24, 2017, that action was terminated and the complaint was re-filed in the United States District Court for the District of Columbia and styled Lawrence v. DuPont Fabros Technology, Inc., Case No. 1:17-cv-1465 (D.D.C.). The third case is styled Daniel Canchola v. DuPont Fabros Technology, Inc. et al., Case No: 1:17-cv-01481 (D.D.C.) and was filed on July 24, 2017 in the United States District Court for the District of Columbia. The Lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of DLR’s Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the proposed Mergers. The plaintiffs in the Lawsuits seek, among other things, damages, an order enjoining consummation of the Mergers, changes to the Registration Statement, an award of attorney's fees and declaratory relief stating that the defendants violated the Exchange Act.
The Company disputes the allegations raised in the Lawsuits and will vigorously defend the Company, the Operating Partnership, the directors and related defendants.

Further, we are involved from time to time in various other legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. We currently believe that the resolution of such matters will not have a material adverse effect on our financial condition or results of operations.
Contracts related to the development of the ACC9 Phases I-II, SC1 Phase III, CH3 Phases I-II, ACC10 Phase I and TOR1 Phase IA data centers were in place as of June 30, 2017. These contracts are cost-plus in nature whereby the contract sum is the aggregate of the contractor's cost to perform the work and to purchase the equipment plus a contractor fee. Control estimates, which are adjusted from time to time to reflect any contract changes, are estimates of the total contract cost at completion. As of June 30, 2017, the control estimates were as follows for our projects under development:

•	ACC9 Phase I: $168.4 million, of which $164.9 million has been incurred, and an additional $1.3 million has been committed under this contract.

•	ACC9 Phase II: $63.9 million, of which $50.5 million has been incurred, and an additional $5.7 million has been committed under this contract.

•	SC1 Phase III: $150.6 million, of which $135.4 million has been incurred, and an additional $15.2 million has been committed under this contract.

•	CH3 Phase I: $187.9 million, of which $103.6 million has been incurred, and an additional $66.5 million has been committed under this contract.

•	CH3 Phase II: $54.7 million, of which $1.3 million has been incurred, and an additional $29.5 million has been committed under this contract.

•	ACC10 Phase I: $159.1 million, of which $20.4 million has been incurred, and an additional $53.5 million has been committed under this contract.

•	TOR1 Phase IA: $154.8 million, of which $46.9 million has been incurred, and an additional $55.4 million has been committed under this contract.
Concurrent with DFT’s October 2007 initial public offering, we entered into tax protection agreements with some of the contributors of the initial properties including our Chairman of the Board and our former CEO. Pursuant to the terms of these agreements, we must provide an opportunity for certain contributors of the initial properties to guarantee a secured loan and, if we fail to do so, we could be liable for protection on the taxes related to approximately $104 million (unaudited) of remaining minimum liability. The amount of our liability for protection on taxes could be based on the highest federal, state and local capital gains tax rates of the applicable contributor. Any sale by the Company that requires payments to any of DFT’s executive officers or directors pursuant to these agreements requires the approval of at least 75% of the disinterested members of DFT’s Board of Directors.

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
The redemption value of redeemable noncontrolling interests – operating partnership as of June 30, 2017 and December 31, 2016 was $714.5 million and $591.1 million, respectively, based on the closing share price of DFT’s common stock of $61.16 and $43.93, respectively, on those dates.
Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of DFT’s common stock, if and when DFT’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of DFT’s common stock. DFT may elect to redeem tendered OP units for cash or for shares of DFT’s common stock. During the six months ended June 30, 2017, OP unitholders redeemed a total of 1,773,147 OP units in exchange for an equal number of shares of common stock. See Note 2.

7. Preferred Stock
Series C Preferred Stock
In May 2016, DFT issued 8,050,000 shares of Series C Preferred Stock for $201.3 million in an underwritten public offering that resulted in proceeds to the Company, net of underwriting discounts, commissions and other offering costs of $194.3 million. The liquidation preference on the Series C Preferred Stock is $25 per share and dividends are scheduled quarterly. For each share of Series C Preferred Stock issued by DFT, the Operating Partnership issued a preferred unit equivalent to DFT with the same terms.
In 2017, DFT declared the following cash dividends on its Series C Preferred Stock, of which the OP will pay or has paid an equivalent distribution on its preferred units:

•	$0.4140625 per share payable to stockholders of record as of February 1, 2017. This dividend was paid on February 15, 2017.

•	$0.4140625 per share payable to stockholders of record as of May 1, 2017. This dividend was paid on May 15, 2017.

•	$0.4140625 per share payable to stockholders of record as of August 1, 2017. This dividend is scheduled to be paid on August 15, 2017.
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
Upon the occurrence of a change of control, we have a special optional redemption right that enables us to redeem the Series C Preferred Stock within 120 days after the first date on which a change of control has occurred resulting in neither DFT nor the surviving entity having a class of common shares listed on the NYSE, NYSE MKT, or NASDAQ. For this special redemption right, the redemption price is $25 per share in cash, plus accrued and unpaid dividends (whether or not declared) to, but not including, the redemption date. Based on the terms of the pending Merger with DLR, we do not believe this redemption right will be exercised.
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

8. Stockholders’ Equity of DFT and Partners’ Capital of the OP
In 2017, DFT declared and paid the following cash dividends per share on its common stock, of which the OP paid equivalent distributions on OP units:

•	$0.50 per share payable to stockholders of record as of April 3, 2017. This dividend was paid on April 17, 2017.

•	$0.50 per share payable to stockholders of record as of July 3, 2017. This dividend was paid on July 17, 2017.
9. Equity Compensation Plan
In June 2017, our amended and restated 2011 Equity Incentive Plan (the “2011 Amended Plan”) became effective following receipt of approval from our stockholders. The 2011 Amended Plan is administered by the Compensation Committee of our Board of Directors. The 2011 Amended Plan allows us to provide equity-based compensation to our personnel and directors in the form of stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance-based awards, unrestricted stock, long term incentive units, or LTIP units, and other awards.
The 2011 Amended Plan authorizes a maximum aggregate of 9,000,000 share equivalents be reserved for future issuances. In addition, under the 2011 Amended Plan, shares of common stock that are subject to awards of options or stock appreciation rights will be counted against the 2011 Amended Plan share limit as one share for every one share subject to the award. Any shares of stock that are subject to awards other than options or stock appreciation rights shall be counted against the 2011 Amended Plan share limit as 5.39 shares for every one share subject to the award.
As of June 30, 2017, 56,520 share equivalents were issued under the 2011 Amended Plan, and the maximum aggregate amount of share equivalents remaining available for future issuance was 8,943,480.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2016	309,175	$32.30
Granted	174,319	47.41
Vested	(123,606)	30.00
Forfeited	(10,403)	37.08
Unvested balance at June 30, 2017	349,485	$40.03
During the six months ended June 30, 2017, we issued 174,319 shares of restricted stock, which had an aggregate value of $8.3 million on the grant date. This amount will be amortized to expense over the respective vesting periods, which are between three and five years. Also during the six months ended June 30, 2017, 123,606 shares of restricted stock vested at a value of $6.3 million on the respective vesting dates.
As of June 30, 2017, total unearned compensation on restricted stock was $11.2 million, and the weighted average vesting period was 1.8 years. In accordance with the terms of each of the restricted stock award agreements, all unvested restricted stock will vest at the closing of the Company Merger.
Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of DFT’s common stock at the date of grant and vest over specified periods of time as long as the employee remains employed with the Company. All shares to be issued upon option exercises will be newly issued shares and the options have 10-year contractual terms. During the six months ended June 30, 2017, no options were granted to employees. The last grant of stock options occurred in 2013, and all stock option grants have fully vested.
A summary of our stock option activity for the six months ended June 30, 2017 is presented in the tables below.

	Number of Options	Weighted Average Exercise Price
Under option, December 31, 2016	751,479	$15.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Under option, June 30, 2017	751,479	$15.83

	Shares Subject to Option	Total Unearned Compensation	Weighted Average Remaining Contractual Term
As of June 30, 2017	751,479	$—	3.2 years

The following tables set forth the number of exercisable options as of June 30, 2017 and the weighted average fair value and exercise price of these options at the grant date.

	Number of Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2016	751,479	$4.71
Vested	—	—
Exercised	—	—
Options Exercisable at June 30, 2017	751,479	$4.71

	Exercisable Options	Intrinsic Value		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of June 30, 2017	751,479	$34.1	million	$15.83	3.2 years
Performance Units
Performance unit awards are awarded to certain executive employees and have a three calendar-year performance period with no dividend rights. Performance units will be settled in common shares following the performance period as long as the employee remains employed with us on the vesting date, which is the March 1st date following the last day of the applicable performance period. Performance units are valued using a Monte Carlo simulation and are amortized over the approximate three-year vesting period from the grant date to the vesting date.
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
The following table summarizes the assumptions used to value, and the resulting fair and maximum values of, the performance units granted during the six months ended June 30, 2017.

Assumptions
Number of performance units granted	69,610
Expected volatility	24%
Expected annual dividend	4.23%
Risk-free rate	1.50%
Performance unit fair value at date of grant	$73.46
Total grant fair value at date of grant	$5.1 million
Maximum value of grant on vesting date based on closing price of DFT's stock at the date of grant	$9.9 million
A summary of our performance unit activity for the six months ended June 30, 2017 is presented in the table below.

	Number of Performance Units	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2016	196,652	$37.25
Granted	69,610	73.46
Vested	(40,277)	33.94
Forfeited	(5,812)	56.00
Unvested balance at June 30, 2017	220,173	$48.81

As of June 30, 2017, total unearned compensation on performance units was $6.6 million, and the weighted average vesting period was 1.7 years.
In accordance with the terms of each of the performance unit award agreements, all performance units will vest on the date of the closing of the Company Merger closing date at the greater of (i) 100% of target or (ii) the actual results of the performance units through the closing date.
10. Earnings Per Share of DFT
The following table sets forth the reconciliation of basic and diluted average shares outstanding and net income attributable to common shares used in the computation of earnings per share of common stock (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic and Diluted Shares Outstanding
Weighted average common shares – basic	77,486,297	74,370,577	77,080,615	70,661,406
Effect of dilutive securities	1,001,676	861,057	991,329	857,089
Weighted average common shares – diluted	78,487,973	75,231,634	78,071,944	71,518,495
Calculation of Earnings per Share – Basic
Net income attributable to common shares	$30,124	$37,299	$65,354	$61,707
Net income allocated to unvested restricted shares	(175)	(157)	(351)	(312)
Net income attributable to common shares, adjusted	29,949	37,142	65,003	61,395
Weighted average common shares – basic	77,486,297	74,370,577	77,080,615	70,661,406
Earnings per common share – basic	$0.39	$0.50	$0.84	$0.87
Calculation of Earnings per Share – Diluted
Net income attributable to common shares, adjusted	$29,949	$37,142	$65,003	$61,395
Weighted average common shares – diluted	78,487,973	75,231,634	78,071,944	71,518,495
Earnings per common share – diluted	$0.38	$0.49	$0.83	$0.86
The following table sets forth the number of performance units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Performance Units	0.1	0.1	0.1	0.1

11. Earnings Per Unit of the Operating Partnership

The following table sets forth the reconciliation of basic and diluted average units outstanding and net income attributable to common units used in the computation of earnings per unit (in thousands except for unit and per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic and Diluted Units Outstanding
Weighted average common units – basic (includes redeemable partnership units and units of general and limited partners)	89,168,665	88,977,907	89,132,366	85,483,976
Effect of dilutive securities	1,001,676	861,057	991,329	857,089
Weighted average common units – diluted	90,170,341	89,838,964	90,123,695	86,341,065
Calculation of Earnings per Unit – Basic
Net income attributable to common units	$34,630	$44,766	$75,572	$74,652
Net income allocated to unvested restricted units	(175)	(159)	(351)	(312)
Net income attributable to common units, adjusted	34,455	44,607	75,221	74,340
Weighted average common units – basic	89,168,665	88,977,907	89,132,366	85,483,976
Earnings per common unit – basic	$0.39	$0.50	$0.84	$0.87
Calculation of Earnings per Unit – Diluted
Net income attributable to common units, adjusted	$34,455	$44,607	$75,221	$74,340
Weighted average common units – diluted	90,170,341	89,838,964	90,123,695	86,341,065
Earnings per common unit – diluted	$0.38	$0.49	$0.83	$0.86

The following table sets forth the amount of performance units that have been excluded from the calculation of diluted earnings per unit as their effect would have been antidilutive (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Performance Units	0.1	0.1	0.1	0.1

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
The following methods and assumptions were used in estimating the fair value amounts and disclosures for financial instruments as of June 30, 2017:

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

•
Debt: The combined balance of the Unsecured Notes due 2021, Unsecured Notes due 2023, Unsecured Term Loan, Unsecured Credit Facility and ACC3 Term Loan, excluding the effect of deferred financing costs, was $1,541.9 million with a fair value of $1,573.8 million. The Unsecured Notes due 2021 and the Unsecured Notes due 2023 were valued based on Level 2 data which consisted of a quoted price from Bloomberg. The Unsecured Term Loan, the US dollar-denominated borrowings under the Unsecured Credit facility and ACC3 Term Loan were valued based on Level 3 data which consisted of a one-month LIBOR swap rate coterminous with the maturity of each loan plus a spread consistent with current market conditions. The Canadian dollar-denominated borrowings under the Unsecured Credit facility were valued based on Level 3 data which consisted of a one-month Canadian Dollar Offered Rate swap rate coterminous with the maturity of the Unsecured Credit Facility plus a spread consistent with current market conditions.

13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of the Unsecured Notes

The Unsecured Notes due 2021 and the Unsecured Notes due 2023 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by DFT and certain of the Operating Partnership’s subsidiaries, including the subsidiaries that own the ACC2, ACC4, ACC5, ACC6, VA3, VA4, CH1 and SC1 data centers (collectively, the “Subsidiary Guarantors”), but excluding the subsidiaries that own the ACC3, ACC7, ACC9, ACC10, CH2, CH3 and TOR1 data centers, the ACC8, ACC11, OR1, OR2, PHX1 and PHX2 parcels of land, our taxable REIT subsidiary, DF Technical Services LLC and our property management subsidiary, DF Property Management LLC. The following consolidating financial information sets forth the financial position as of June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 of the Operating Partnership, Subsidiary Guarantors and the Subsidiary Non-Guarantors.

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except unit data)

	June 30, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$78,087	$29,452	$—	$107,539
Buildings and improvements	—	2,333,048	808,054	—	3,141,102
	—	2,411,135	837,506	—	3,248,641
Less: accumulated depreciation	—	(647,268)	(69,451)	—	(716,719)
Net income producing property	—	1,763,867	768,055	—	2,531,922
Construction in progress and property held for development	—	148,983	402,275	—	551,258
Net real estate	—	1,912,850	1,170,330	—	3,083,180
Cash and cash equivalents	21,062	—	5,848	—	26,910
Rents and other receivables, net	15	3,803	5,604	—	9,422
Deferred rent, net	—	101,707	18,892	—	120,599
Deferred costs, net	5,129	10,116	8,428	—	23,673
Investment in affiliates	3,001,538	—	—	(3,001,538)	—
Prepaid expenses and other assets	5,486	29,635	13,346	—	48,467
Total assets	$3,033,230	$2,058,111	$1,222,448	$(3,001,538)	$3,312,251
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$335,997	$—	$—	$—	$335,997
Mortgage notes payable, net of deferred financing costs	—	—	107,175	—	107,175
Unsecured term loan, net of deferred financing costs	249,143	—	—	—	249,143
Unsecured notes payable, net of discount and deferred financing costs	838,461	—	—	—	838,461
Accounts payable and accrued liabilities	9,759	21,804	7,863	—	39,426
Construction costs payable	—	13,475	61,320	—	74,795
Accrued interest payable	11,507	—	8	—	11,515
Distribution payable	46,431	—	—	—	46,431
Prepaid rents and other liabilities	253	48,582	18,794	—	67,629
Total liabilities	1,491,551	83,861	195,160	—	1,770,572
Redeemable partnership units	714,494	—	—	—	714,494
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at June 30, 2017	201,250	—	—	—	201,250
Common units, 77,183,215 units issued and outstanding at June 30, 2017	620,609	1,974,250	1,027,288	(3,001,538)	620,609
General partner’s capital, 662,373 common units issued and outstanding at June 30, 2017	5,326	—	—	—	5,326
Total partners’ capital	827,185	1,974,250	1,027,288	(3,001,538)	827,185
Total liabilities & partners’ capital	$3,033,230	$2,058,111	$1,222,448	$(3,001,538)	$3,312,251

DUPONT FABROS TECHNOLOGY, L.P. SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS (in thousands except unit data)

	December 31, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
ASSETS
Income producing property:
Land	$—	$80,673	$25,217	$—	$105,890
Buildings and improvements	—	2,332,771	685,590	—	3,018,361
	—	2,413,444	710,807	—	3,124,251
Less: accumulated depreciation	—	(605,488)	(56,695)	—	(662,183)
Net income producing property	—	1,807,956	654,112	—	2,462,068
Construction in progress and property held for development	—	88,836	242,147	—	330,983
Net real estate	—	1,896,792	896,259	—	2,793,051
Cash and cash equivalents	31,781	—	2,628	—	34,409
Rents and other receivables, net	1,390	4,743	5,400	—	11,533
Deferred rent, net	—	109,142	13,916	—	123,058
Deferred costs, net	6,066	11,632	8,078	—	25,776
Investment in affiliates	2,713,096	—	—	(2,713,096)	—
Prepaid expenses and other assets	3,463	32,479	10,480	—	46,422
Total assets	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Line of credit	$50,926	$—	$—	$—	$50,926
Mortgage notes payable, net of deferred financing costs	—	—	110,733	—	110,733
Unsecured term loan, net of deferred financing costs	249,036	—	—	—	249,036
Unsecured notes payable, net of discount and deferred financing costs	837,323	—	—	—	837,323
Accounts payable and accrued liabilities	6,477	22,319	8,113	—	36,909
Construction costs payable	—	10,159	46,269	—	56,428
Accrued interest payable	11,578	—	14	—	11,592
Distribution payable	46,352	—	—	—	46,352
Prepaid rents and other liabilities	216	61,429	19,417	—	81,062
Total liabilities	1,201,908	93,907	184,546	—	1,480,361
Redeemable partnership units	591,101	—	—	—	591,101
Commitments and contingencies	—	—	—	—	—
Limited Partners’ Capital:
Series C cumulative redeemable perpetual preferred units, 8,050,000 units issued and outstanding at December 31, 2016	201,250	—	—	—	201,250
Common units, 75,252,390 units issued and outstanding at December 31, 2016	754,892	1,960,881	752,215	(2,713,096)	754,892
General partner’s capital, 662,373 common units issued and outstanding at December 31, 2016	6,645	—	—	—	6,645
Total partners’ capital	962,787	1,960,881	752,215	(2,713,096)	962,787
Total liabilities & partners’ capital	$2,755,796	$2,054,788	$936,761	$(2,713,096)	$3,034,249

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Three months ended June 30, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$4,727	$66,269	$26,662	$(4,727)	$92,931
Recoveries from tenants	—	36,305	9,768	—	46,073
Other revenues	—	409	1,297	—	1,706
Total revenues	4,727	102,983	37,727	(4,727)	140,710
Expenses:
Property operating costs	—	36,495	9,704	(4,727)	41,472
Real estate taxes and insurance	—	3,894	1,135	—	5,029
Depreciation and amortization	49	21,771	7,128	—	28,948
General and administrative	5,940	15	321	—	6,276
Transaction expenses	7,128	—	—	—	7,128
Other expenses	268	8	1,031	—	1,307
Total expenses	13,385	62,183	19,319	(4,727)	90,160
Operating (loss) income	(8,658)	40,800	18,408	—	50,550
Interest:
Expense incurred	(15,941)	1,345	2,803	—	(11,793)
Amortization of deferred financing costs	(1,019)	93	132	—	(794)
Equity in earnings	63,581	—	—	(63,581)	—
Net income (loss)	37,963	42,238	21,343	(63,581)	37,963
Preferred unit distributions	(3,333)	—	—	—	(3,333)
Net income (loss) attributable to common units	$34,630	$42,238	$21,343	$(63,581)	$34,630

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Six months ended June 30, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Revenues:
Base rent	$9,422	$132,961	$51,238	$(9,422)	$184,199
Recoveries from tenants	—	72,398	18,970	—	91,368
Other revenues	—	829	3,798	—	4,627
Total revenues	9,422	206,188	74,006	(9,422)	280,194
Expenses:
Property operating costs	—	72,410	18,675	(9,422)	81,663
Real estate taxes and insurance	—	7,873	2,166	—	10,039
Depreciation and amortization	93	43,546	13,516	—	57,155
General and administrative	12,486	23	579	—	13,088
Transaction expenses	7,128	—	—	—	7,128
Other expenses	780	20	3,212	—	4,012
Total expenses	20,487	123,872	38,148	(9,422)	173,085
Operating (loss) income	(11,065)	82,316	35,858	—	107,109
Interest:
Expense incurred	(30,811)	2,382	5,177	—	(23,252)
Amortization of deferred financing costs	(2,037)	170	248	—	(1,619)
Equity in earnings	126,151	—	—	(126,151)	—
Net income (loss)	82,238	84,868	41,283	(126,151)	82,238
Preferred unit distributions	(6,666)	—	—	—	(6,666)
Net income (loss) attributable to common units	$75,572	$84,868	$41,283	$(126,151)	$75,572

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

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2017
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(38,620)	$125,715	$50,248	$—	$137,343
Return on investment in subsidiaries	175,963	—	—	(175,963)	—
Net cash provided by (used in) operating activities	137,343	125,715	50,248	(175,963)	137,343
Cash flow from investing activities
Investments in real estate – development	—	(168,677)	(132,827)	—	(301,504)
Acquisition of real estate	—	—	(12,250)	—	(12,250)
Investments in subsidiaries	(330,131)	—	—	330,131	—
Interest capitalized for real estate under development	—	(2,383)	(6,512)	—	(8,895)
Improvements to real estate	—	(401)	(17)	—	(418)
Additions to non-real estate property	(127)	(33)	(36)	—	(196)
Net cash (used in) provided by investing activities	(330,258)	(171,494)	(151,642)	330,131	(323,263)
Cash flow from financing activities
Line of credit:
Proceeds	282,432	—	—	—	282,432
Mortgage notes payable:
Repayments	—	—	(3,750)	—	(3,750)
Payments of financing costs	(85)	—	(25)	—	(110)
Equity compensation payments	(4,041)	—	—	—	(4,041)
Parent financing	—	171,494	158,637	(330,131)	—
Distribution to parent	—	(125,715)	(50,248)	175,963	—
Distributions	(96,110)	—	—	—	(96,110)
Net cash provided by (used in) financing activities	182,196	45,779	104,614	(154,168)	178,421
Net (decrease) increase in cash and cash equivalents	(10,719)	—	3,220	—	(7,499)
Cash and cash equivalents, beginning of period	31,781	—	2,628	—	34,409
Cash and cash equivalents, ending of period	$21,062	$—	$5,848	$—	$26,910

DUPONT FABROS TECHNOLOGY, L.P.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2016
	Operating Partnership	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated Total
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(30,954)	$120,759	$34,636	$—	$124,441
Cash flow from investing activities
Proceeds from the sale of real estate	—	120,086	3,459	—	123,545
Investments in real estate – development	(452)	(43)	(101,372)	—	(101,867)
Land acquisition costs - related party	—	—	(20,168)	—	(20,168)
Investments in subsidiaries	146,000	(237,391)	91,391	—	—
Interest capitalized for real estate under development	(2)	(123)	(5,993)	—	(6,118)
Improvements to real estate	—	(3,098)	—	—	(3,098)
Additions to non-real estate property	(200)	(190)	(36)	—	(426)
Net cash provided by (used in) investing activities	145,346	(120,759)	(32,719)	—	(8,132)
Cash flow from financing activities
Line of credit:
Proceeds	60,000	—	—	—	60,000
Repayments	(60,000)	—	—	—	(60,000)
Mortgage notes payable:
Repayments	—	—	(1,250)	—	(1,250)
Payments of financing costs	(71)	—	(25)	—	(96)
Issuance of common units, net of offering costs	275,720	—	—	—	275,720
Issuance of preferred units, net of offering costs	194,502	—	—	—	194,502
Redemption of preferred units	(251,250)	—	—	—	(251,250)
Equity compensation proceeds	8,285	—	—	—	8,285
Distributions	(96,414)	—	—	—	(96,414)
Net cash provided by (used in) financing activities	130,772	—	(1,275)	—	129,497
Net increase in cash and cash equivalents	245,164	—	642	—	245,806
Cash and cash equivalents, beginning of period	21,697	—	5,318	—	27,015
Cash and cash equivalents, ending of period	$266,861	$—	$5,960	$—	$272,821

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a detailed discussion of certain of the risks and uncertainties that could cause our future results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017. You should also review the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). The risks and uncertainties discussed in these reports are not exhaustive. We operate in a very competitive and rapidly changing environment and new risk factors may emerge from time to time. It is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
DuPont Fabros Technology, Inc., or DFT, was formed on March 2, 2007, is a real estate investment trust, or REIT, and is headquartered in Washington, D.C. DFT is a fully integrated, self-administered and self-managed company that owns, acquires, develops and operates wholesale data centers. DFT is the sole general partner of, and, as of June 30, 2017, owned 87.0% of the common economic interest in DuPont Fabros Technology, L.P. (the “Operating Partnership” or “OP”). Unless otherwise indicated or unless the context requires otherwise, all references to “we,” “us,” “our,” “our Company” or “the Company” refer to DFT and the Operating Partnership, collectively. DFT’s common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DFT.” DFT’s 6.625% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”) also trades on the NYSE under the symbol “DFTPrC.”
On June 9, 2017, we and Digital Realty Trust, Inc. (“DLR”) announced that DFT, the OP, DLR, Digital Realty Trust, L.P., DLR’s operating partnership ("DLR OP"), and three other DLR subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement:

•	DFT will be merged with and into a DLR merger subsidiary and become a wholly-owned subsidiary of DLR (the "Company Merger"); and

•	another DLR merger subsidiary will be merged with and into the OP, and the OP will become a subsidiary of DLR (the “Partnership Merger” and, together with the Company Merger, the “Mergers”).
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Mergers:

•	each share of DFT's common stock will be converted into the right to receive 0.545 shares of DLR common stock;

•
each common unit of partnership interests in the OP will be converted into the right to receive 0.545 common units in the DLR OP, or, in the alternative, each unit holder may elect to redeem his or her units and receive 0.545 shares of DLR common stock for each unit; and

•
each share of DFT's Series C Preferred Stock will be converted into the right to receive one share of a newly designated class of preferred stock of DLR, which will have substantially similar rights, privileges, preferences and interests as DFT's 6.625% Series C Preferred Stock.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger by the holders of a majority of the outstanding shares of our common stock, approval of the issuance of DLR common stock in connection with the Company Merger by a majority of the votes cast by the holders of DLR common stock, the absence of certain legal impediments to the consummation of the Mergers, the effectiveness of a registration statement on Form S-4 to be filed by DLR in connection with the Mergers, approval for listing on the New York Stock Exchange of the shares of DLR common stock to be issued in connection with the Company Merger, the absence of a material adverse effect on either DLR or us and compliance by the DLR parties and us with each party’s respective obligations under the Merger Agreement. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by the DLR parties. There can be no assurance that the proposed transaction will be consummated.
We design and operate innovative, multi-tenant, wholesale data centers, and create solutions with our customers that free them to focus on their core businesses. Our facilities are designed to offer highly specialized, efficient and safe computing environments in a low-cost operating model. Our customers include national and international enterprises across numerous industries, including technology, Internet, content providers, cloud providers, media, communications, healthcare and financial services. Our 12 data centers have a total of 3.5 million gross square feet and 302 megawatts of power available to our customers to operate their servers and computing equipment.
Data centers are facilities that house large numbers of computer servers and related equipment and include the infrastructure necessary to operate this equipment, including systems for power distribution, environmental control, fire suppression and security. We believe that our data centers provide sufficient power to meet the needs of the world's largest technology companies. We lease the computer room square feet, or CRSF, and the available power of our facilities to customers under long-term leases. As of July 1, 2017:

•	We had 33 customers with 129 different lease expirations, with only 12.4% of these expirations occurring through the end of 2018 as measured by annualized base rent;

•	The weighted average remaining term of our commenced leases was 5.0 years; and

•	We served five of the Fortune 25 and 21 of the Fortune 1000, which includes private or foreign enterprises of equivalent size.
Our data centers are strategically located in three major population centers with a history of strong demand for wholesale data center space - Northern Virginia, suburban Chicago, Illinois and Santa Clara, California. We have acquired property in three new markets:

•	the greater Toronto area, where we have commenced development of the first phase of the facility;

•	the Portland, Oregon metropolitan area, where we have commenced pre-development activities; and

•	the Phoenix, Arizona market.
Each of our current and expansion markets has significant electrical power availability and hubs of extensive fiber network connectivity. As of June 30, 2017, we owned the following properties:

•	12 operating data centers facilities;

•	Six phases of existing data center facilities under development;

•	Two data center facilities with a phase or phases available for future development; and

•	Parcels of land held for future development of six data centers.

We believe that we are well positioned to develop, lease, operate and manage our growing data center portfolio. The following table presents a summary of our operating properties as of July 1, 2017:
Operating Properties
As of July 1, 2017

Property	Property Location	Year Built/ Renovated	Gross Building Area (2)	Computer Room Square Feet ("CRSF") (2)	CRSF % Leased (3)	CRSF % Commenced (4)	Critical Load MW (5)	Critical Load % Leased (3)	Critical Load % Commenced (4)
Stabilized (1)
ACC2	Ashburn, VA	2001/2005	87,000	53,000	100%	100%	10.4	100%	100%
ACC3	Ashburn, VA	2001/2006	147,000	80,000	100%	100%	13.9	100%	100%
ACC4	Ashburn, VA	2007	347,000	172,000	100%	100%	36.4	97%	97%
ACC5	Ashburn, VA	2009-2010	360,000	176,000	99%	99%	36.4	100%	100%
ACC6	Ashburn, VA	2011-2013	262,000	130,000	100%	100%	26.0	100%	100%
ACC7	Ashburn, VA	2014-2016	446,000	238,000	100%	100%	41.6	100%	100%
CH1	Elk Grove Village, IL	2008-2012	485,000	231,000	100%	100%	36.4	100%	100%
CH2	Elk Grove Village, IL	2015-2016	328,000	158,000	100%	100%	26.8	100%	100%
SC1 Phases I-II	Santa Clara, CA	2011-2015	360,000	173,000	100%	100%	36.6	100%	100%
VA3	Reston, VA	2003	256,000	147,000	94%	94%	13.0	95%	95%
VA4	Bristow, VA	2005	230,000	90,000	100%	100%	9.6	100%	100%
Subtotal – stabilized			3,308,000	1,648,000	99%	99%	287.1	99%	99%
Completed, not Stabilized
ACC9 Phase I	Ashburn, VA	2017	163,000	90,000	70%	70%	14.4	70%	70%
Subtotal – not stabilized			163,000	90,000	70%	70%	14.4	70%	70%
Total Operating Properties			3,471,000	1,738,000	98%	98%	301.5	98%	98%

(1)	Stabilized operating properties are either 85% or more leased and commenced or have been in service for 24 months or greater.

(2)
Gross building area is the entire building area, including CRSF (the portion of gross building area where our customers' computer servers are located), common areas, areas controlled by us (such as the mechanical, telecommunications and utility rooms) and, in some facilities, individual office and storage space leased on an as available basis to our customers.

(3)
Percentage leased is expressed as a percentage of CRSF or critical load, as applicable, that is subject to an executed lease. Leases executed as of July 1, 2017 represent $399 million of base rent on a GAAP basis and $403 million of base rent on a cash basis over the next twelve months. Both amounts include $19 million of revenue from management fees over the next twelve months.

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
As of July 1, 2017
The following table sets forth a summary schedule of lease expirations at our operating properties for each of the ten calendar years beginning with 2017. The information set forth in the table below assumes that customers exercise no renewal options and takes into account customers’ early termination options in determining the life of their leases under GAAP.

Year of Lease Expiration	Number of Leases Expiring (1)	CRSF of Expiring Commenced Leases (in thousands) (2)	% of Leased CRSF	Total kW of Expiring Commenced Leases (2)	% of Leased kW	% of Annualized Base Rent (3)
2017 (4)	3	19	1.1%	3,846	1.3%	1.5%
2018	18	159	9.4%	29,981	10.1%	10.9%
2019	26	330	19.4%	57,404	19.4%	20.9%
2020	15	182	10.7%	31,754	10.7%	11.3%
2021	17	293	17.2%	51,514	17.4%	17.2%
2022	11	158	9.3%	27,389	9.3%	9.4%
2023	10	110	6.5%	16,772	5.7%	5.4%
2024	9	138	8.1%	23,479	7.9%	7.3%
2025	4	47	2.8%	7,750	2.6%	2.9%
2026	8	100	5.9%	17,334	5.9%	5.8%
After 2026	8	164	9.6%	28,244	9.7%	7.4%
Total	129	1,700	100%	295,467	100%	100%

(1)	Represents 33 customers with 129 lease expiration dates.

(2)	CRSF is that portion of gross building area where customers locate their computer servers. One MW is equal to 1,000 kW.

(3)	Annualized base rent represents the monthly contractual base rent (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2017.

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

Top 15 Customers
As of July 1, 2017

The following table presents our top 15 customers based on annualized monthly contractual base rent at our operating properties as of July 1, 2017:

	Customer	Number of Buildings	Number of Markets	Average Remaining Term	% of Annualized Base Rent (1)
1	Microsoft	10	3	6.0	25.4%
2	Facebook	4	1	3.6	20.9%
3	Fortune 25 Investment Grade-Rated Company	4	3	4.5	12.6%
4	Rackspace	3	2	8.1	8.7%
5	Fortune 500 leading Software as a Service (SaaS) Provider, Not Rated	4	2	6.7	7.9%
6	Yahoo! (2)	1	1	1.2	4.0%
7	Server Central	1	1	4.1	2.4%
8	Fortune 50 Investment Grade-Rated Company	2	1	3.4	2.0%
9	Dropbox	1	1	1.5	1.5%
10	IAC	1	1	1.8	1.5%
11	Symantec	2	1	2.0	1.3%
12	GoDaddy	1	1	9.3	1.1%
13	UBS	1	1	8.0	0.9%
14	Anexio	3	1	6.5	0.9%
15	Sanofi Aventis	2	1	4.0	0.8%
Total				5.2	91.9%

(1)	Annualized base rent represents monthly contractual base rent for commenced leases (defined as cash base rent before abatements) multiplied by 12 for commenced leases as of July 1, 2017.

(2)	Comprised of a lease at ACC4 that has been fully subleased to another DFT customer.

Same Store Analysis
As of June 30, 2017
($ in thousands)
The following tables set forth an analysis of our same store and same store, same capital operating property portfolio for the three and six months ended June 30, 2017. Same store properties represent those properties that were placed into service on or before January 1, 2016 and owned by the company as of June 30, 2017, which, as of June 30, 2017, include all of our operating properties except ACC9, due to its first phase being placed into service in May 2017. Accordingly, same store properties represented 287.1 MW, or 95%, of the 301.5 MW of operating properties in service as of June 30, 2017. Same store, same capital properties represent those operating properties that were placed into service on or before January 1, 2016, that were owned by the company as of June 30, 2017 and that have less than 10% of additional critical load developed after January 1, 2016. Accordingly, our same store, same capital properties include all of our operating properties in service as of June 30, 2017, with the exception of ACC9, for the reason described above, ACC7, due to Phase III and Phase IV of this facility being placed into service in June 2016 and October 2016, respectively, each of which increased the critical load of ACC7 by over 10%, and CH2, due to Phase II, Phase III and Phase IV being placed into service April 2016, July 2016 and November 2016, respectively, which increased the critical load at CH2 by over 10%. Same store, same capital properties represented 218.7 MW, or 73%, of the 301.5 MW of operating properties in service as of June 30, 2017.

Same Store Properties	Three Months Ended					Six Months Ended
	30-Jun-17	30-Jun-16	% Change	31-Mar-17	% Change	30-Jun-17	30-Jun-16	% Change
Revenue:
Base rent	$91,799	$81,450	12.7%	$91,268	0.6%	$183,067	$161,019	13.7%
Recoveries from tenants	45,960	40,443	13.6%	45,295	1.5%	91,255	77,114	18.3%
Other revenues	631	470	34.3%	632	(0.2)%	1,263	907	39.3%
Total revenues	138,390	122,363	13.1%	137,195	0.9%	275,585	239,040	15.3%

Expenses:
Property operating costs	40,985	36,369	12.7%	40,191	2.0%	81,176	69,994	16.0%
Real estate taxes and insurance	4,917	4,963	(0.9)%	4,985	(1.4)%	9,902	9,188	7.8%
Other expenses	64	(41)	N/M	58	10.3%	122	73	67.1%
Total expenses	45,966	41,291	11.3%	45,234	1.6%	91,200	79,255	15.1%

Net operating income (1)	92,424	81,072	14.0%	91,961	0.5%	184,385	159,785	15.4%

Straight-line revenues, net of reserve	1,383	592	N/M	1,718	(19.5)%	3,101	(1,372)	N/M
Amortization and write-off of lease contracts above and below market value	(95)	(106)	(10.4)%	(271)	(64.9)%	(366)	(222)	64.9%

Cash net operating income (1)	$93,712	$81,558	14.9%	$93,408	0.3%	$187,120	$158,191	18.3%

Note: Same Store Properties represent those properties placed into service on or before January 1, 2016 and excludes ACC9. NJ1 is excluded as it was sold in June 2016.

Same Store, Same Capital Properties	Three Months Ended					Six Months Ended
	30-Jun-17	30-Jun-16	% Change	31-Mar-17	% Change	30-Jun-17	30-Jun-16	% Change
Revenue:
Base rent	$70,446	$69,913	0.8%	$70,875	(0.6)%	$141,321	$140,570	0.5%
Recoveries from tenants	38,508	36,991	4.1%	38,557	(0.1)%	77,065	71,602	7.6%
Other revenues	459	399	15.0%	471	(2.5)%	930	791	17.6%
Total revenues	109,413	107,303	2.0%	109,903	(0.4)%	219,316	212,963	3.0%

Expenses:
Property operating costs	34,402	32,673	5.3%	34,099	0.9%	68,501	63,948	7.1%
Real estate taxes and insurance	4,021	4,418	(9.0)%	4,127	(2.6)%	8,148	8,307	(1.9)%
Other expenses	24	(52)	N/M	20	20.0%	44	55	(20.0)%
Total expenses	38,447	37,039	3.8%	38,246	0.5%	76,693	72,310	6.1%

Net operating income (1)	70,966	70,264	1.0%	71,657	(1.0)%	142,623	140,653	1.4%

Straight-line revenues, net of reserve	4,146	3,076	34.8%	4,015	3.3%	8,161	3,946	N/M
Amortization and write-off of lease contracts above and below market value	(95)	(106)	(10.4)%	(271)	(64.9)%	(366)	(222)	64.9%

Cash net operating income (1)	$75,017	$73,234	2.4%	$75,401	(0.5)%	$150,418	$144,377	4.2%

Note: Same Store, Same Capital properties represent those properties placed into service on or before January 1, 2016 and have less than 10% of additional critical load developed after January 1, 2016. Excludes ACC9, ACC7 and CH2. NJ1 is also excluded as it was sold in June 2016.

(1) See next page for a reconciliation of Net Operating Income and Cash Net Operating Income to GAAP measures.

Same Store Analysis
Reconciliations of Operating Income to Net Operating Income and Cash Net Operating Income (1)
($ in thousands)

Reconciliation of Operating Income to Same Store Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-17	30-Jun-16	% Change	31-Mar-17	% Change	30-Jun-17	30-Jun-16	% Change
Operating income	$50,550	$49,975	1.2%	$56,559	(10.6)%	$107,109	$99,086	8.1%
Add-back: non-same store operating loss	13,684	5,318	N/M	7,239	N/M	20,923	9,999	N/M
Same Store:
Operating income	64,234	55,293	16.2%	63,798	0.7%	128,032	109,085	17.4%
Depreciation and amortization	28,190	25,779	9.4%	28,163	0.1%	56,353	50,700	11.1%
Net operating income	92,424	81,072	14.0%	91,961	0.5%	184,385	159,785	15.4%
Straight-line revenues, net of reserve	1,383	592	N/M	1,718	(19.5)%	3,101	(1,372)	N/M
Amortization and write-off of lease contracts above and below market value	(95)	(106)	(10.4)%	(271)	(64.9)%	(366)	(222)	64.9%
Cash net operating income	$93,712	$81,558	14.9%	$93,408	0.3%	$187,120	$158,191	18.3%

Reconciliation of Operating Income to Same Store, Same Capital Net Operating Income and Cash Net Operating Income

	Three Months Ended					Six Months Ended
	30-Jun-17	30-Jun-16	% Change	31-Mar-17	% Change	30-Jun-17	30-Jun-16	% Change
Operating income	$50,550	$49,975	1.2%	$56,559	(10.6)%	$107,109	$99,086	8.1%
Less: non-same store, same capital operating income	(2,307)	(2,455)	(6.0)%	(7,629)	(69.8)%	(9,936)	(3,855)	N/M
Same Store, Same Capital:
Operating income	48,243	47,520	1.5%	48,930	(1.4)%	97,173	95,231	2.0%
Depreciation and amortization	22,723	22,744	(0.1)%	22,727	—%	45,450	45,422	0.1%
Net operating income	70,966	70,264	1.0%	71,657	(1.0)%	142,623	140,653	1.4%
Straight-line revenues, net of reserve	4,146	3,076	34.8%	4,015	3.3%	8,161	3,946	N/M
Amortization and write-off of lease contracts above and below market value	(95)	(106)	(10.4)%	(271)	(64.9)%	(366)	(222)	64.9%
Cash net operating income	$75,017	$73,234	2.4%	$75,401	(0.5)%	$150,418	$144,377	4.2%
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

Development Projects
As of June 30, 2017
($ in thousands)

Property	Property Location	Gross Building Area (1)	CRSF (2)	Critical Load MW (3)	Estimated Total Cost (4)	Construction in Progress & Land Held for Development (5)	CRSF % Pre- leased	Critical Load % Pre- leased

Current Development Projects
ACC9 Phase II	Ashburn, VA	163,000	90,000	14.4	$126,000 - $130,000	$114,699	50%	50%
ACC10 Phase I	Ashburn, VA	161,000	91,000	15.0	126,000 - 132,000	20,650	—%	—%
CH3 Phase I	Elk Grove Village, IL	153,000	71,000	14.4	138,000 - 142,000	61,203	100%	100%
CH3 Phase II	Elk Grove Village, IL	152,000	89,000	12.8	132,000 - 138,000	59,970	—%	—%
SC1 Phase III	Santa Clara, CA	111,000	60,000	16.0	166,000 - 168,000	148,983	100%	100%
TOR1 Phase IA	Vaughan, ON	104,000	35,000	6.0	63,000 - 69,000	45,627	—%	—%
		844,000	436,000	78.6	751,000 - 779,000	451,132
Future Development Projects/Phases
ACC10 Phase II	Ashburn, VA	128,000	72,000	12.0	49,000 - 53,000	10,302
TOR1 Phase IB/C	Vaughan, ON	210,000	78,000	14.5	93,000 - 99,000	27,319
TOR1 Phase II	Vaughan, ON	397,000	113,000	19.5	34,000 - 42,000	25,393
		735,000	263,000	46.0	176,000 - 194,000	63,014
Land Held for Development (6)
ACC8	Ashburn, VA	100,000	50,000	10.4		4,252
ACC11	Ashburn, VA	150,000	80,000	16.0		4,892
OR1	Hillsboro, OR	777,000	347,000	48.0		8,323
OR2	Hillsboro, OR	798,000	347,000	48.0		7,385
PHX1	Mesa, AZ	968,000	408,000	60.0		6,130
PHX2	Mesa, AZ	968,000	408,000	60.0		6,130
		3,761,000	1,640,000	242.4		37,112
Total		5,340,000	2,339,000	367.0		$551,258

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

(5)
Amount capitalized as of June 30, 2017. Future development projects/phases include land, shell and underground work through the opening of the phase(s) that are either under current development or in service.

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

During the six months ended June 30, 2017, we executed six leases and pre-leases totaling 34.42 MW of critical load and 200,765 CRSF of space with a weighted average lease term of 8.1 years. These leases and pre-leases included the following:

•	Two leases at ACC7 Phase IV comprising 4.20 MW of critical load and 29,993 CRSF,

•	One lease at CH2 Phase II comprising 1.42 MW of critical load and 8,950 CRSF,

•	One lease at ACC9 Phase I comprising 7.20 MW of critical load and 45,158 CRSF,

•	One pre-lease at ACC9 Phase II comprising 7.20 MW of critical load and 45,158 CRSF, and

•	One pre-lease at CH3 Phase I comprising its entire 14.40 MW of critical load and 71,506 CRSF.
The lease and two pre-leases at ACC9 and CH3 totaling 28.80 MW were all with our third largest customer. All of the leases and pre-leases above are expected to generate approximately $36.7 million of GAAP base rent revenue per year, which is equivalent to a GAAP rate of approximately $89 per kW per month. Including estimated amounts of operating expense recoveries, these leases are expected to generate approximately $46.4 million of revenue per year before recovery of metered power, which results in a rate of approximately $112 per kW per month. The weighted average GAAP base rent rate for these leases and pre-leases represents a 14% decline as compared to the weighted average GAAP rate for leases executed in 2016. The lease rate decline in 2017 is primarily due to the highly competitive market environment, as well as the purchasing power of our third largest customer due to the size of the 28.80 MW lease.
We generally lease space and power to our customers using a “triple net” lease structure, under which our customers occupy all or a percentage of each of our data centers and, in addition to a monthly base rent fee, are obligated to reimburse us for their share of property-level operating expenses. We also market space and power to customers under a “full service” lease structure, under which the customer's reimbursement for operating expenses is fixed with annual escalators, excluding increases to certain uncontrollable expenses. We believe the rental rates for full service leases will cover these operating expenses and will provide us with an adequate return on our investment. Under all of our leases, customers reimburse us for the cost of the power they use to operate their computer servers and the power that is used to cool their space. We believe that these lease structures, together with the economies of scale resulting from the size of our data centers, result in our customers paying less for power and operating expenses over time than they would in a comparable colocation setting, where power costs are often included in the license fee paid to the provider. Most of our leases provide for annual rent increases, and, as of July 1, 2017, our weighted average remaining lease term for commenced leases was 5.0 years.

Available Data Center Inventory and Current Development Projects
As of July 27, 2017, our operating portfolio was 98% leased and commenced as measured by CRSF and critical load. We have also pre-leased 37.6 MW of available critical load across our ACC9, CH3 and SC1 data centers, which are expected to result in additional revenue for us as those leases commence over the next year. The opportunity for further revenue growth in the near term primarily depends on our ability to lease the vacant space in our operating portfolio and the space under development.
We generally determine when to develop data center properties based on the amount of available space in our operating properties and anticipated demand for data center space in each applicable market. Our development projects as of June 30, 2017 consisted of:

•	ACC9 Phase II - 14.4 MW of available critical load, of which 50% was pre-leased, with completion expected in the third quarter of 2017;

•	SC1 Phase III - 16.0 MW of available critical load, all of which was pre-leased, with completion expected in the third quarter of 2017;

•	TOR1 Phase IA - 6.0 MW of available critical load with completion expected in the fourth quarter of 2017;

•	CH3 Phase I - 14.4 MW of available critical load, all of which was pre-leased, with completion expected in the first quarter of 2018; and

•	CH3 Phase II - 12.8 MW of available critical load, with completion expected in the second quarter of 2018.

•	ACC10 Phase I - 15.0 MW of available critical load, with completion expected in the second quarter of 2018.

The remaining phase of ACC10, comprising 12.0 MW, and the remaining phases of TOR1, comprising 34.0 MW, are being held for future development. We also own parcels of land available to develop six additional data centers, two of which are in the Ashburn, Virginia market, two are in the Portland, Oregon market and two are in the Phoenix, Arizona market.

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
We have been able to lease space and power to our customers at rates that provide a favorable return on the investment that we have made in each of our operating data center facilities. There is significant competition in each of the markets in which we operate. Our primary competitors operate and are expanding their presence in our markets, and other data center providers are entering some of our markets, including the Northern Virginia market in particular. This competition, a decrease in redundancy requirements of the hyper scale cloud customers and an increase in the size of leases have impacted rental rates adversely, which in turn, could impact the rates of return of our investments. The rental rates of a number of leases in our portfolio that we negotiated several years ago are higher than rental rates under current market conditions. If, upon the expiration of the terms of these leases, these customers either vacate their space or negotiate the rental rates that reflect current market conditions, our rates of return would be impacted adversely. We believe that the base rents of our portfolio of operating properties in the aggregate exceed base rents that currently exist in our relevant markets. Because the terms of the leases in our portfolio expire over a weighted average period of 5.0 years as of July 1, 2017, we cannot predict how the base rents of any of our leases will compare to the market rates at the time that the terms of our leases expire. If we are unable to renew leases as their terms expire or lease vacated space with rents equal to or above historic rates, the returns on our investments we have achieved to date at our operating properties would be impacted negatively.
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

Results of Operations
This Quarterly Report on Form 10-Q contains stand-alone unaudited financial statements and other financial data for each of DFT and the Operating Partnership. DFT is the sole general partner of the Operating Partnership and, as of June 30, 2017, owned 87.0% of the common economic interest in the Operating Partnership, of which approximately 0.9% is held as general partnership units. All of our operations are conducted by the Operating Partnership which is consolidated by DFT, and therefore the following information is the same for DFT and the Operating Partnership, except that net income attributable to redeemable noncontrolling interests is not an element of the Operating Partnership’s consolidated statement of operations.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating Revenues. Operating revenues for the three months ended June 30, 2017 were $140.7 million. This includes base rent of $92.9 million, tenant recoveries of $46.1 million and other revenue of $1.7 million, including revenue from à la carte projects for our customers performed by the TRS. This compares to operating revenue of $128.5 million for the three months ended June 30, 2016. The increase of $12.2 million, or 9.5%, was primarily due to increased revenue from placing CH2 Phases II-IV, ACC7 Phases III-IV and ACC9 Phase I into service, partially offset by the cessation of revenue at NJ1 due to its sale in June 2016 and lower à la carte projects.
Operating Expenses. Operating expenses for the three months ended June 30, 2017 were $90.2 million, compared to $78.6 million for the three months ended June 30, 2016. The increase of $11.6 million, or 14.8%, was primarily due to $7.1 million of transaction expenses related to the pending Mergers increased operating costs and depreciation and amortization from placing CH2 Phases II-IV, ACC7 Phases III-IV and ACC9 Phase I into service and a $1.0 million increase in general and administrative expenses due to higher company headcount, partially offset by the cessation of operating expenses and depreciation and amortization related to NJ1 due to its sale in June 2016 and a decrease of $1.9 million of other expenses due to lower à la carte projects.
Interest Expense. Interest expense, including amortization of deferred financing costs, for the three months ended June 30, 2017 was $12.6 million compared to interest expense of $12.5 million for the three months ended June 30, 2016. Total interest incurred for the three months ended June 30, 2017 was $17.8 million, of which $5.2 million was capitalized, as compared to $15.6 million for the corresponding period in 2016, of which $3.1 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers, and an increase in LIBOR-based interest rates, compared to the second quarter 2016. The increase in capitalization is due to more properties under development in the second quarter of 2017 compared to the second quarter 2016.
Gain on Sale of Real Estate. Gain on sale of real estate was $23.1 million for the three months ended June 30, 2016, which was recognized on the sale of NJ1 in June 2016. We did not sell any real estate during the three months ended June 30, 2017 and, therefore, there was no such gain or loss during the period.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $4.5 million for the three months ended June 30, 2017, compared to $7.5 million for the three months ended June 30, 2016. The decrease of $3.0 million was primarily due to a decrease in net income and the redemption of OP units.
Net Income Attributable to Common Shares. Net income attributable to common shares for the three months ended June 30, 2017 was $30.1 million compared to $37.3 million for the three months ended June 30, 2016. The decrease of $7.2 million was primarily due to the gain on the sale of NJ1 in 2016, higher operating expenses primarily due to transaction expenses associated with the pending Mergers, partially offset by higher revenue described above, a decrease in preferred dividends in 2017 resulting from the redemption of our 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock and our 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock in 2016, partially offset by the issuance of our Series C Preferred Stock in 2016, and the write-off of $8.8 million of issuance costs associated with redeemed preferred stock in 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Operating Revenues. Operating revenues for the six months ended June 30, 2017 were $280.2 million. This includes base rent of $184.2 million, tenant recoveries of $91.4 million and other revenue of $4.6 million, including revenue from à la carte projects for our customers performed by the TRS. This compares to operating revenues of $252.7 million for the six months ended June 30, 2016. The increase of $27.5 million, or 10.9%, was primarily due to increased revenue from placing CH2 Phases II-IV, ACC7 Phases III-IV and ACC9 Phase I into service, partially offset by the cessation of revenue at NJ1 due to its sale in June 2016 and lower à la carte projects.
Operating Expenses. Operating expenses for the six months ended June 30, 2017 were $173.1 million, compared to $153.6 million for the six months ended June 30, 2016. The increase of $19.5 million, or 12.7%, was primarily due to increased operating costs and depreciation and amortization from placing CH2 Phases II-IV, ACC7 Phases III-IV and ACC9 Phase I into service, $7.1 million of transaction expenses related to the pending Mergers, and a $2.2 million increase in general and administrative expenses due to higher company headcount, partially offset by the cessation of operating expenses and depreciation and amortization related to NJ1 due to its sale in June 2016 and a decrease of $1.5 million of other expenses due to lower à la carte projects.

Interest Expense. Interest expense, including amortization of deferred financing costs, for each of the six months ended June 30, 2017 and the six months ended June 30, 2016 was $24.9 million. Total interest incurred for the six months ended June 30, 2017 was $34.4 million, of which $9.5 million was capitalized, as compared to $31.4 million for the corresponding period in 2016, of which $6.5 million was capitalized. The increase in total interest was primarily due to increased borrowings to fund the development of data centers, and an increase in LIBOR-based interest rates, compared to the first half of 2016. The increase in capitalization is due to more properties under development in the first half of 2017 compared to the first half of 2016.
Gain on Sale of Real Estate. Gain on sale of real estate was $23.1 million for the six months ended June 30, 2016, which was recognized on the sale of NJ1 in June 2016. We did not sell any real estate during the six months ended June 30, 2017 and, therefore, there was no such gain or loss during the period.
Net Income Attributable to Redeemable Noncontrolling interests – Operating Partnership (DFT only). Net income attributable to redeemable noncontrolling interests – operating partnership was $10.2 million for the six months ended June 30, 2017, compared to $12.9 million for the six months ended June 30, 2016. The decrease of $2.7 million was primarily due to the redemption of OP units, partially offset by an increase in net income.
Net Income Attributable to Common Shares. Net income attributable to common shares for the six months ended June 30, 2017 was $65.3 million compared to $61.7 million for the six months ended June 30, 2016. The increase of $3.6 million was primarily due to higher revenue described above and a decrease in preferred dividends in 2017 resulting from the redemption of our 7.875% Series A Cumulative Redeemable Perpetual Preferred Stock and our 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock in 2016, partially offset by the issuance of our Series C Preferred Stock in 2016. In addition, in 2016, we wrote off $8.8 million of issuance costs from redeemed preferred stock. These increases were partially offset by transaction expenses related to the pending Mergers, the gain on the sale of NJ1 in 2016, higher operating expenses and higher interest expense, each described above.

Liquidity and Capital Resources
Discussion of Cash Flows
The discussion of cash flows below is for both DFT and the Operating Partnership. The only difference between the cash flows of DFT and the Operating Partnership for the six months ended June 30, 2017 was a $4.2 million bank account at DFT that is not part of the Operating Partnership.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash provided by operating activities increased by $12.9 million, or 10.4%, to $137.3 million for the six months ended June 30, 2017, as compared to $124.4 million for the corresponding period in 2016. The increase was due to an increase in income and higher cash rents from tenants, partially offset by a decrease in prepaid rent and other liabilities and higher prepaid expenses and other assets.
Net cash used in investing activities increased by $315.2 million to $323.3 million for the six months ended June 30, 2017 compared to $8.1 million for the corresponding period in 2016. The majority of cash used in investing activities in each period was expenditures for projects under development and capitalized interest costs. Development costs paid during the six months ended June 30, 2017 were $199.6 million higher than development costs paid during the first half of 2016 and, as a result, capitalized interest was $2.8 million higher due to greater development spend compared to the first half of 2016. Also contributing to these increases were proceeds from the sale of NJ1 of $123.5 million which lowered investing costs in 2016. The increase in cash used for investing activities was partially offset by higher land acquisition costs and improvements to real estate incurred during the six months ended June 30, 2016. Specifically, there was a $12.3 million purchase of undeveloped land in Mesa, Arizona to be held for future development in connection with our expansion plans during the six months ended June 30, 2017, while there was a $20.2 million purchase of two parcels of undeveloped land in Ashburn, Virginia during the six months ended June 30, 2016, which we are using for the current development of our ACC9 and ACC10 data centers and the future development of either a powered base shell or a build-to-suit data center to be known as ACC11. In addition, there was a $2.7 million decrease in improvements to real estate, which consisted primarily of costs incurred at ACC2 to prepare the space for its new customer during the six months ended June 30, 2016.
Net cash provided by financing activities was $178.4 million for the six months ended June 30, 2017 compared to $129.5 million in the corresponding period in 2016. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of $282.4 million in proceeds from the Unsecured Credit Facility which was primarily used to fund the development of our data centers, partially offset by $96.1 million paid for dividends and distributions, $4.0 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover the withholding obligations upon the vesting of equity-based awards and $3.8 million in principal repayments on our ACC3 term loan. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of $275.7 million in net proceeds from the issuance of common stock, $194.5 million in net proceeds from the issuance of Series C preferred stock and $10.6 million in proceeds from stock option exercises, partially offset by $251.3 million from the redemption of all of the outstanding shares of our Series A preferred stock and the redemption of a portion of the outstanding shares of our Series B preferred stock, $96.4 million paid for dividends and distributions and $2.3 million of cash used to pay the withholding taxes for those of our employees who elected to forfeit shares of common stock to cover the withholding obligations upon the vesting of equity-based awards.
Market Capitalization
The following table sets forth our total market capitalization as of June 30, 2017:
Capital Structure as of June 30, 2017
(in thousands except per share data)

Line of Credit				$335,997
Mortgage Notes Payable				107,500
Unsecured Term Loan				250,000
Unsecured Notes				850,000
Total Debt				1,543,497	21.4%
Common Shares	87%	77,846
Operating Partnership (“OP”) Units	13%	11,682
Total Shares and Units	100%	89,528
Common Share Price at June 30, 2017		$61.16
Common Share and OP Unit Capitalization			$5,475,532
Preferred Stock ($25 per share liquidation preference)			201,250
Total Equity				5,676,782	78.6%
Total Market Capitalization				$7,220,279	100.0%
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
In 2017, we expect to meet our liquidity needs from cash provided by operating activities, from funds available under the Unsecured Credit Facility, from funds available under a $200 million bridge loan commitment that is described below and from additional capital from external sources.
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
For a detailed description of our outstanding indebtedness, see footnote 4 to our consolidated financial statements. A summary of our indebtedness as of June 30, 2017 is as follows:

Debt Summary as of June 30, 2017 and December 31, 2016
($ in thousands)

	June 30, 2017				December 31, 2016
	Amounts (1)	% of Total	Rates	Maturities (years)	Amounts
Secured	$107,500	7%	2.8%	0.7	$111,250
Unsecured	1,435,997	93%	4.5%	4.3	1,150,926
Total	$1,543,497	100%	4.4%	4.1	$1,262,176
Fixed Rate Debt:
Unsecured Notes due 2021	$600,000	39%	5.9%	4.2	$600,000
Unsecured Notes due 2023 (2)	250,000	16%	5.6%	6.0	250,000
Fixed Rate Debt	$850,000	55%	5.8%	4.7	$850,000
Floating Rate Debt:
Unsecured Credit Facility	335,997	22%	2.7%	3.1	50,926
Unsecured Term Loan	250,000	16%	2.7%	4.6	250,000
ACC3 Term Loan	107,500	7%	2.8%	0.7	111,250
Floating Rate Debt	693,497	45%	2.7%	3.2	412,176
Total	$1,543,497	100%	4.4%	4.1	$1,262,176
(1) Principal amounts exclude deferred financing costs.
(2) Principal amount excludes original issue discount of $1.6 million.

Presented below is a reconciliation of principal debt amounts outstanding to their respective amounts presented on our consolidated balance sheet as of June 30, 2017 (in thousands):

	June 30, 2017
	Principal Balance	Less: Original Issue Discount, net	Less: Deferred Financing Costs	Balance Sheet Amount
Unsecured Credit Facility	$335,997	$—	N/A	$335,997
ACC3 Term Loan	107,500	—	(325)	107,175
Unsecured Term Loan	250,000	—	(857)	249,143
Unsecured Notes due 2021	600,000	—	(7,108)	592,892
Unsecured Notes due 2023	250,000	(1,560)	(2,871)	245,569
Total	$1,543,497	$(1,560)	$(11,161)	$1,530,776
A summary of our debt maturity schedule as of June 30, 2017 is as follows:
Debt Maturity as of June 30, 2017
($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total (1)	% of Total	Rates
2017	$—		$5,000	(4)	$5,000	0.3%	2.8%
2018	—		102,500	(4)	102,500	6.6%	2.8%
2019	—		—		—	—%	—%
2020	—		335,997	(5)	335,997	21.8%	2.7%
2021	600,000	(2)	—		600,000	38.9%	5.9%
2022	—		250,000	(6)	250,000	16.2%	2.7%
2023	250,000	(3)	—		250,000	16.2%	5.6%
Total	$850,000		$693,497		$1,543,497	100.0%	4.4%

(1)	Principal amounts exclude deferred financing costs.

(2)	The 5.875% Unsecured Notes due 2021 mature on September 15, 2021.

(3)	The 5.625% Unsecured Notes due 2023 mature on June 15, 2023. Principal amount excludes original issue discount of $1.6 million as of June 30, 2017.

(4)
The ACC3 Term Loan matures on March 27, 2018 with no extension option. Quarterly principal payments of $1.25 million began on April 1, 2016, increased to $2.5 million on April 1, 2017 and continue through maturity.

(5)	The Unsecured Credit Facility matures on July 25, 2020 with a one-year extension option.

(6)	The Unsecured Term Loan matures on January 21, 2022 with no extension option.
Bridge Loan Commitment
On June 8, 2017, the Company and Goldman Sachs Bank USA (“Goldman Sachs”) entered into a commitment letter under which Goldman Sachs has committed to provide financing for working capital and certain other general corporate purposes to the Operating Partnership in the form of an unsecured bridge loan in an aggregate principal amount of up to $200 million (the “Bridge Facility”), subject to certain customary closing conditions, including entering into definitive loan documents for the Bridge Facility. Goldman Sachs’ commitment to provide the Bridge Facility will terminate on November 30, 2017 if the closing of the Bridge Facility does not occur prior to such date. In addition, the commitment letter appoints Goldman Sachs to act as sole lead arranger, sole bookrunner and sole syndication agent, and as administrative agent, in connection with the Bridge Facility. The Company has not notified Goldman Sachs of its intent to draw on the Bridge Facility.
The commitment letter also provides that amounts outstanding under the Bridge Facility would bear interest at a per annum rate equal to LIBOR plus a margin of 15,000 basis points, which margin increases by an additional 50 basis points every three months following the date on which funds are drawn under the Bridge Facility. If the Company were to draw on the Bridge Facility, it would mature on the earlier of (a) the date on which the Mergers contemplated by the Merger Agreement are consummated or (b) the date that is 364 days after the date of initial funding. Subject to exceptions to be agreed to in the definitive loan documents,  proceeds from (i) the incurrence of indebtedness by us or any of our subsidiaries, (ii) the issuance of equity securities by the Company and (iii) non-ordinary course asset sales, including of any of our facilities, in each case, would be required to be used to prepay amounts outstanding under the Bridge Facility. Any outstanding amounts under the Bridge Facility would be guaranteed by the same Subsidiary Guarantors as those that guarantee the Amended and Restated Credit Agreement, the Unsecured Notes due 2021 and the Unsecured Notes due 2023.
In addition, the commitment letter provides that the definitive loan documents will contain various covenants, including financial maintenance covenants, and events of defaults substantially similar to those contained in the Amended and Restated Credit Agreement.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2017, including the maturities assuming extension options are not exercised and scheduled principal repayments of the ACC3 Term Loan (in thousands):

Obligation	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations	$5,000	$102,500	$935,997	$500,000	$1,543,497
Interest on long-term debt obligations	34,728	133,407	118,220	21,492	307,847
Construction costs payable	74,795	—	—	—	74,795
Commitments under development contracts	227,071	—	—	—	227,071
Operating leases	365	1,518	1,641	1,777	5,301
Total	$341,959	$237,425	$1,055,858	$523,269	$2,158,511

Off-Balance Sheet Arrangements
As of June 30, 2017, the Company did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures
The following table presents our reconciliations of net income to NAREIT funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and adjusted funds from operations, or AFFO.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$37,963	$60,557	$82,238	$97,254
Depreciation and amortization	28,948	26,323	57,155	52,166
Less: Non-real estate depreciation and amortization	(231)	(200)	(435)	(394)
Gain on sale of real estate	—	(23,064)	—	(23,064)
NAREIT FFO	66,680	63,616	138,958	125,962
Preferred stock dividends	(3,333)	(6,964)	(6,666)	(13,775)
Issuance costs associated with redeemed preferred shares	—	(8,827)	—	(8,827)
NAREIT FFO attributable to common shares and common units	63,347	47,825	132,292	103,360
Transaction expenses	7,128	—	7,128	—
Severance expense and equity acceleration	—	891	532	891
Issuance costs associated with redeemed preferred shares	—	8,827	—	8,827
Normalized FFO attributable to common shares and common units	70,475	57,543	139,952	113,078
Straight-line revenues, net of reserve	741	696	2,459	(1,041)
Amortization and write-off of lease contracts above and below market value	(94)	(106)	(365)	(222)
Compensation paid with Company common shares	2,198	1,521	4,570	3,290
Non-real estate depreciation and amortization	231	200	435	394
Amortization of deferred financing costs	794	919	1,619	1,764
Improvements to real estate	(232)	(999)	(418)	(3,098)
Capitalized leasing commissions	(614)	(1,839)	(890)	(3,450)
AFFO attributable to common shares and common units	$73,499	$57,935	$147,362	$110,715
NAREIT FFO attributable to common shares and common units per share – diluted	$0.70	$0.53	$1.46	$1.19
Normalized FFO attributable to common shares and common units per share – diluted	$0.78	$0.64	$1.55	$1.31
Weighted average common shares and common units outstanding – diluted	90,303,991	89,985,913	90,307,954	86,520,893
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

We present FFO with adjustments to arrive at Normalized FFO. Normalized FFO is FFO attributable to common shares and units excluding transaction expenses, severance expense and equity accelerations, gain or loss on early extinguishment of debt, gain or loss on derivative instruments and write-offs of original issuance costs for redeemed preferred shares. We also present FFO with supplemental adjustments to arrive at Adjusted FFO (“AFFO”). AFFO is Normalized FFO excluding straight-line revenue, compensation paid with Company common shares, below market lease amortization and write-offs net of above market lease amortization and write-offs, non real estate depreciation and amortization, amortization of deferred financing costs, improvements to real estate and capitalized leasing commissions. AFFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow provided by operations as a measure of liquidity and is not necessarily indicative of funds available to fund our cash needs including our ability to pay dividends. In addition, AFFO may not be comparable to similarly titled measurements employed by other companies. We use AFFO in management reports to provide a measure of REIT operating performance that can be compared to other companies using AFFO.

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
Recently Issued Accounting Pronouncements
Revenue Recognition - In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are required to apply the new standard in the first quarter of 2018 and expect to elect the modified retrospective method of application of the standard. Although the standard does not apply to leases, we have assessed the impact on our financial position and results of operations. The standard will change our method of recognizing revenue on service and installation contracts included in other revenue in the accompanying consolidated statements of operations from the completed contract method to a method that recognizes revenue over the course of the contract based on the goods or services transferred to date relative to the remaining goods or services promised under the contract. We do not expect that this change will have a material effect on our financial position or results of operations. In addition, we currently do not believe the standard will have a material impact on how we recognize revenues from tenants with respect to operating expense recoveries on our financial position or results of operations.
Leases - In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842). We are required to apply the new standard in the first quarter of 2019. The Company’s leases consist of both lease components that will be accounted for under this standard and non-lease components such as operating expense recovery income that will be accounted for under ASU 2014-09, Revenue from Contracts with Customers. The standard does not fundamentally change the lessor accounting model, and we do not believe that the new standard will have a material effect on our financial position or results of operations.
Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. We are required to apply the new standard in the first quarter of 2020 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight specific cash flow classification issues including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.
Statement of Cash Flows - Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows. We are required to apply the new standard in the first quarter of 2018 and do not believe that the new standard will have a material effect on our financial position or results of operations.

Business Combinations - In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years. We early-adopted the standard effective January 1, 2017. As a result of this new guidance, acquisitions may now result in an asset purchase rather than a business combination. We do not believe that the new standard will have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to our financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Our variable rate debt consists of the ACC3 Term Loan, the Unsecured Term Loan and the Unsecured Credit Facility. The ACC3 Term Loan, the Unsecured Term Loan and the US dollar-denominated borrowings under the Unsecured Credit facility currently bear interest at a rate equal to LIBOR plus an applicable margin. The Canadian dollar-denominated borrowings under the Unsecured Credit Facility bear interest at a rate equal to the Canadian Dollar Offered Rate ("CDOR") plus an applicable margin. If the LIBOR and CDOR interest rates were to increase by 1%, the increase in interest expense on our variable rate debt outstanding as of June 30, 2017 would decrease future net income and cash flows by $6.9 million annually, less the impact of capitalization of interest incurred on net income. Because one-month LIBOR was 1.22% and one-month CDOR was 0.98% as of June 30, 2017, a decrease in each of these rates to zero would increase future net income and cash flows by $8.3 million annually less the impact of capitalization of interest incurred on net income. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take specific actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. We believe that we have effectively managed interest rate exposure because the majority of our indebtedness bears a fixed rate of interest. As of June 30, 2017, 55% of our indebtedness was fixed rate debt. We also utilize preferred stock to raise capital, the dividends required under the terms of which have a coupon rate that is fixed.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in DFT’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, DFT’s internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company, the Operating Partnership, the directors and several affiliated entities, as well as Digital Realty and certain of its affiliates, have been named as defendants in two putative shareholder class action lawsuits filed in connection with the Mergers (the “Lawsuits”).  The first case is styled Louis Scarantino v. DuPont Fabros Technology, Inc. et al., Case No. 1:17-cv-01428 (D.D.C.) and was filed on July 18, 2017 in the United States District Court for the District of Columbia. The second case is styled William Lawrence v. DuPont Fabros Technology, Inc. et al., Case No: 1:17-cv-02042 (D.D.C.) and was filed on July 21, 2017 in the [United States District Court for the District of Columbia]. The Lawsuits allege violations of the Securities and Exchange Act of 1934 (the “Exchange Act”) arising in connection with the filing of DLR’s Registration Statement on Form S-4 (the "Registration Statement") that was filed in connection with the proposed Mergers. The plaintiffs in the Lawsuits seek, among other things, damages, an order enjoining consummation of the Mergers, changes to the Registration Statement, an award of attorney's fees and declaratory relief stating that the defendants violated the Exchange Act.
The Company disputes the allegations raised in the Lawsuits and will vigorously defend the Company, the Operating Partnership, the directors and related defendants.

ITEM 1.A	RISK FACTORS
For a discussion of our potential risks and uncertainties, please refer to the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2016 which is accessible on the SEC’s website at www.sec.gov. Other than the risks related to the Merger Agreement set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Risks Related to the Mergers
The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or DLR.
Upon the consummation of the Mergers, each outstanding share of our common stock will be converted automatically into the right to receive 0.545 shares of DLR common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.545 will not be adjusted for changes in the market prices of either shares of our common stock or shares of DLR common stock. Changes in the market price of shares of DLR common stock prior to the Mergers will affect the market value of the merger consideration that our stockholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of us and DLR), including the following factors:

•	market reaction to the announcement of the Mergers and the prospects of the combined company;

•	changes in the respective businesses, operations, assets, liabilities and prospects of us and DLR;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Mergers will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and DLR common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and DLR operate; and

•	other factors beyond the control of us and DLR, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of DLR common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus and on the date of our and DLR’s special meetings. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
If the market price of shares of DLR common stock increases between the date the Merger Agreement was signed or the date of our and DLR’s special meetings and the closing of the Mergers, our stockholders could receive shares of DLR common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the special meetings, respectively. Additionally, if the market price of shares of DLR common stock declines between the date the Merger Agreement was signed or the date of our and DLR’s special meetings and the closing of the Mergers, our stockholders could receive shares of DLR common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the special meetings, respectively.
Therefore, while the number of shares of DLR common stock to be issued per share of our common stock is fixed, (1) DLR stockholders cannot be sure of the market value of the merger consideration that will be paid to our stockholders upon completion of the Mergers and (2) our stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Mergers.
Our stockholders will be diluted by the Mergers.
The Mergers will dilute the ownership position of DLR stockholders and result in our stockholders having an ownership stake in the combined company that is smaller than their current stake in us. Upon completion of the Mergers, we estimate that continuing DLR stockholders will own approximately 77% of the issued and outstanding common stock of the combined company, and our stockholders will own approximately 23% of the issued and outstanding common stock of the combined company, assuming (1) all of our unvested performance stock unit awards vest at the maximum level (i.e., 300% of target), provided that the actual number of our performance stock units that vest at the effective time of the Company Merger will be determined based on the greater of (i) the applicable target-level of performance or (ii) actual performance through the effective time of the Company Merger in accordance with the applicable award agreement, as determined by us in our sole discretion, (2) all of the stock options received by our stockholders to purchase shares of DLR common stock are subsequently exercised, and (3) all of the limited partners (excluding us) of the Operating Partnership elect to receive shares of DLR common stock instead of DLR OP common units. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Company Merger than they currently exercise over the management and policies of us.
Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Mergers. The mutual conditions of the parties include, among others: (i) the approval by the our stockholders of the Company Merger and the other transactions contemplated by the Merger Agreement; (ii) the approval by DLR stockholders of the issuance of DLR common stock to our stockholders; (iii) the absence of any law, order or injunction that would prohibit, restrain or make illegal the Mergers; (iv) the approval for listing on the NYSE of DLR common stock to be issued in the Company Merger; and (v) the effectiveness of the registration statement on Form S-4 to be filed by DLR for purposes of registering the DLR common stock to be issued in connection with the Company Merger. In addition, each party’s obligation to consummate the Mergers is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the Company Merger that has had or is reasonably likely to have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or DLR may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by November 15, 2017 (the “Outside Date”), and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay DLR a termination fee of $150 million. If the Mergers are not consummated, the price of our common stock might decline.
Failure to complete the Mergers could negatively impact our stock price, future business and financial results.
If the Mergers are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	being required, under certain circumstances, to pay to DLR a termination fee of $150 million;

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.
If the Mergers are not completed, these risks could materially affect our business, financial results and stock price.
The pendency of the Mergers could adversely affect our business and operations.
Prior to the effective time of the Company Merger, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of us, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of our Board of Directors, restrict our ability to solicit, initiate or knowingly facilitate any third party proposals to acquire beneficial ownership of at least 20% of the assets of, equity interest in, or businesses of, us. Prior to receiving our stockholder approval of the Company Merger, we may negotiate with a third party after receiving an unsolicited written proposal if our Board of Directors determines in good faith, after consultation with its financial advisors and outside legal counsel, that the unsolicited proposal could reasonably be likely to result in a transaction that is more favorable to our stockholders from a financial point of view than the Mergers. Once a third party proposal is received, we must notify DLR within 24 hours following receipt of the proposal and keep DLR informed of the status and terms of the proposal and associated negotiations. In response to such a proposal, we may, under certain circumstances, withdraw or modify its recommendation to our stockholders with respect to the Company Merger, and enter into an agreement to consummate a competing transaction with a third party, if our Board of Directors determines in good faith, after consultation with outside legal counsel, that the competing proposal is more favorable to our stockholders from a financial point of view and that failure to take such action would be inconsistent with its duties under applicable law, and we pay the $150 million termination fee to DLR.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
If the Mergers are not consummated by the Outside Date, either we or DLR may terminate the Merger Agreement.

We or DLR may terminate the Merger Agreement if the Mergers have not been consummated by the Outside Date. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principle cause of, or resulted in, the failure to consummate the Mergers.

Some of our directors and executive officers have interests in the Mergers that are different from, or in addition to, those of our other stockholders.
Some of our directors and executive officers have arrangements that provide them with interests in the Mergers that are different from, or in addition to, those of our stockholders, generally. These interests include, among other things, the continued service as a director or officer of the combined company or a severance payment if terminated upon, or following, consummation of the Mergers. These interests, among other things, may influence or may have influenced our directors and executive officers to support or approve the Company Merger.
The Mergers will result in changes to the board of directors of the combined company.
Upon completion of the Mergers, the composition of the board of directors of the combined company will be different than our Board of Directors and the current Board of Directors of DLR. The Board of Directors of DLR currently consists of ten directors and upon the consummation of the Mergers, all of the directors of DLR immediately prior to the effective time of the Company Merger and two individuals designated by us, and reasonably satisfactory to DLR, are expected to comprise the board of directors of the combined company after the effective time of the Company Merger. This new composition of the board of directors of the combined company may affect the future decisions of the combined company.
Risks Related to the combined company Following the Mergers
The combined company expects to incur substantial expenses related to the Mergers.
The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating our business, operations, networks, systems, technologies, policies and procedures with those of DLR. There are several systems that must be integrated, including accounting and finance and asset management. While DLR has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers.
Following the Mergers, the combined company may be unable to integrate our business and DLR’s business successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.
The Mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state of the art technology and systems. These savings are expected to be realized upon full integration following the closing of the Mergers. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of us and DLR. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of us and DLR in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.
Following the Mergers, the combined company may be unable to retain key employees.
The success of the combined company after the Mergers will depend in part upon its ability to retain key employees of us and DLR. Key employees may depart either before or after the Mergers because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Mergers. Accordingly, no assurance can be given that we, DLR or, following the Mergers, the combined company will be able to retain key employees to the same extent as in the past.
The combined company’s anticipated level of indebtedness will increase upon completion of the Mergers and will increase the related risks DLR now faces.
In connection with the Mergers, the combined company will assume and/or refinance certain of our indebtedness and will be subject to increased risks associated with debt financing, including an increased risk that the combined company’s cash flow could be insufficient to meet required payments on its debt. On March 31, 2017, DLR had indebtedness of $6.2 billion, including $0.6 billion of outstanding borrowings under its global revolving credit facility, a total of $6.2 billion of outstanding unsecured debt and a total of $3 million of outstanding mortgage debt. After giving effect to the Mergers, the combined company’s total pro forma consolidated indebtedness will increase. Taking into account DLR’s existing indebtedness and the assumption and/or refinancing of indebtedness in the Mergers, the combined company’s pro forma consolidated indebtedness as of March 31, 2017, after giving effect to the Mergers, would be approximately $7.8 billion, including $0.6 billion of outstanding borrowings under its global revolving credit facility, a total of $7.7 billion of outstanding unsecured debt and a total of $0.1 billion of outstanding mortgage debt.
The combined company’s increased indebtedness could have important consequences to holders of its common stock and preferred stock, including our stockholders who receive DLR common stock in the Mergers, including:

•	increasing the combined company’s vulnerability to general adverse economic and industry conditions;

•	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of the combined company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry; and

•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.
If the combined company defaults under a mortgage loan, it will automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans. Although the combined company anticipates that it will pay off its mortgage payables as soon as prepayment penalties and other costs make it economically feasible to do so, the combined company cannot anticipate when such payment will occur.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Mergers.
Following the Mergers, the combined company expects to continue to expand its operations through additional acquisitions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which may pose substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
Counterparties to certain significant agreements with us or DLR may exercise contractual rights under such agreements in connection with the Mergers.
We and DLR are each party to certain agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate the agreement. Under some such agreements, the Mergers may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Mergers. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect the business or operations of the combined company.
Risks Related to an Investment in the combined company’s Common Stock Following the Mergers
The market price and trading volume of the combined company common stock may be volatile.
The U.S. stock markets, including the NYSE, on which it is anticipated that the combined company common stock will be listed under the symbol “DLR”, have experienced significant price and volume fluctuations. As a result, the market price of shares of the combined company common stock is likely to be similarly volatile, and investors in shares of the combined company common stock may experience a decrease in the value of their shares, including decreases unrelated to the combined company’s operating performance or prospects. We and DLR cannot assure you that the market price of the combined company common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the combined company’s share price or result in fluctuations in the price or trading volume of the combined company common stock, including:

•	the annual yield from distributions on the combined company common stock as compared to yields on other financial instruments;

•
equity issuances by the combined company, or future sales of substantial amounts of the combined company common stock by its existing or future stockholders, or the perception that such issuances or future sales may occur;

•	increases in market interest rates or a decrease in the combined company’s distributions to stockholders that lead purchasers of the combined company common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	fluctuations in stock market prices and volumes;

•	additions or departures of key management personnel;

•	the combined company’s operating performance and the performance of other similar companies;

•	actual or anticipated differences in the combined company’s quarterly operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	publication of research reports about the combined company or its industry by securities analysts;

•	failure to qualify as a REIT for federal income tax purposes;

•	adverse market reaction to any indebtedness the combined company incurs in the future;

•	strategic decisions by the combined company or its competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect the combined company or its industry;

•	speculation in the press or investment community;

•	changes in the combined company’s earnings;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes-Oxley Act;

•	actions by institutional stockholders of the combined company;

•	changes in accounting principles; and

•	general economic and/or market conditions, including factors unrelated to the combined company’s performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert the combined company’s management’s attention and resources, which could have a material adverse effect on the combined company’s cash flows, its ability to execute its business strategy and the combined company’s ability to make distributions to its stockholders.
The market price of shares of the common stock of the combined company may be affected by factors different from those affecting the price of shares of our common stock before the Mergers.
The results of operations of the combined company, as well as the market price of the common stock of the combined company, after the Mergers may be affected by other factors in addition to those currently affecting our or DLR’s results of operations and the market prices of our common stock and DLR’s common stock. These factors include:

•	a greater number of shares of the combined company common stock outstanding as compared to the number of currently outstanding shares of DLR common stock;

•	different stockholders; and

•	different assets and capitalizations.
Accordingly, the historical market prices and financial results of us and DLR may not be indicative for the combined company after the Mergers.
The market price of the combined company’s common stock may decline as a result of the Mergers.
The market price of the combined company’s common stock may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the Mergers, our stockholders will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Our stockholders and current DLR stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company’s common stock. If, following the effective time of the Company Merger, large amounts of the combined company’s common stock are sold, the price of the combined company’s common stock could decline.
After the Mergers are completed, our stockholders who receive shares of DLR common stock in the Mergers will have different rights that may be less favorable than their current rights.
After the closing of the Mergers, our stockholders who receive shares of DLR common stock in the Mergers will have different rights than they currently have.
The combined company cannot assure you that it will be able to continue paying dividends at or above the rate currently paid by us.
The stockholders of the combined company may not receive dividends at the same rate they received dividends as our stockholders following the Mergers for various reasons, including the following:

•	the combined company may not have enough cash to pay such dividends due to changes in the combined company’s cash requirements, capital spending plans, cash flow or financial position;

•	decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the combined company’s board of directors;

•	the combined company may desire to retain cash to maintain or improve its credit ratings; and

•
the amount of dividends that the combined company’s subsidiaries may distribute to the combined company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders of the combined company will have no contractual or other legal right to dividends that have not been declared by the combined company’s board of directors.
The combined company may need to incur additional indebtedness in the future.
In connection with executing the combined company’s business strategies following the Mergers, the combined company expects to evaluate the possibility of additional acquisitions and strategic investments, and the combined company may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the combined company, including hindering the combined company’s ability to adjust to changing market, industry or economic conditions; limiting the combined company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; making the combined company more vulnerable to economic or industry downturns, including interest rate increases; and placing the combined company at a competitive disadvantage compared to less leveraged competitors.
The historical and unaudited pro forma combined financial information included in the joint proxy statement/prospectus may not be representative of the combined company’s results following the effective time of the Company Merger, and accordingly, you have limited financial information on which to evaluate the combined company.
The unaudited pro forma combined financial information included in the joint proxy statement/prospectus has been presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the Mergers been completed as of the date indicated, nor is it indicative of the future operating results or financial position of the combined company. The unaudited pro forma combined financial information does not reflect future events that may occur after the effective time of the Company Merger, including the costs related to the planned integration of the two companies and any future nonrecurring charges resulting from the Mergers, and does not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma combined financial information presented in the joint proxy statement/prospectus is based in part on certain assumptions regarding the Mergers that we and DLR believe are reasonable under the circumstances. We and DLR cannot assure you that the assumptions will prove to be accurate over time.
The combined company may incur adverse tax consequences if we or DLR has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
We and DLR have operated in a manner that we believe has allowed us, and it believes has allowed it, to qualify as a REIT for U.S. federal income tax purposes under the Code and intend to continue to do so through the time of the Company Merger. DLR intends to continue operating in such a manner following the Company Merger. We and DLR have not requested nor plan to request a ruling from the IRS that we qualify, and it qualifies, as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like us and DLR, that holds assets through a partnership. The determination of various factual matters and circumstances not entirely within our control or DLR’s control may affect our ability, and its ability, to qualify as a REIT. In order to qualify as a REIT, we and DLR must satisfy a number of requirements, including requirements regarding the ownership of our stock, and its stock, and the composition of our gross income and assets, and its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
If DLR (or, following the Company Merger, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	it could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods;

•
unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•
for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Even if DLR (or, following the Company Merger, the combined company) retains its REIT status, if we are determined to have lost our REIT status for a taxable year ending on or before the Company Merger, we would be subject to adverse tax consequences similar to those described above. This could substantially reduce the combined company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the combined company otherwise maintains its REIT qualification:

•
the combined company would be subject to corporate level tax with respect to the built-in gain on each of our assets existing at the time of the Company Merger if the combined company were to dispose of our asset during the five-year period following the Company Merger;

•
the combined company would succeed to any earnings and profits accumulated by us for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and

•	if we incurred any unpaid tax liabilities prior to the Company Merger, those tax liabilities would be transferred to the combined company as a result of the Company Merger.
If there is an adjustment to our taxable income or dividends paid deductions, the combined company could elect to use the deficiency dividend procedure in order to maintain our REIT status. That deficiency dividend procedure could require the combined company to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of all these factors, DLR’s (or following the Company Merger, the combined company’s) or our failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its stock. In addition, for years in which the combined company does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.
In certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its stockholders.
Even if the combined company has qualified and continues to qualify as a REIT, it may be subject to some federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. In addition, the combined company’s domestic corporate subsidiaries that are taxable REIT subsidiaries could be subject to federal and state taxes, and its foreign properties and companies are subject to tax in the jurisdictions in which they operate and are located. Any federal, state or other taxes the combined company pays will reduce its cash available for distribution to stockholders.
If the Company Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Company Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Mergers is conditioned on the receipt by each of DLR and us of an opinion of its respective counsel to the effect that the Company Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. If the Company Merger were to fail to qualify as a tax-free reorganization, then each of our stockholders generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of DLR common stock and cash in lieu of any fractional share of DLR common stock received by our stockholder in the Company Merger; and (ii) our stockholder’s adjusted tax basis in our common stock.
The combined company depends on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the combined company’s business.
The future success of the combined company depends in large part on its ability to hire and retain a sufficient number of qualified personnel. The future success of the combined company also depends upon the service of the combined company’s executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over the combined company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the combined company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the combined company in negotiations with lenders, existing and potential tenants and industry personnel.
Many of the combined company’s other key executive personnel, particularly its senior managers, also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective customers is critically important to the success of the combined company’s business. The loss of services of one or more members of the combined company’s senior management team, or the combined company’s inability to attract and retain highly qualified personnel, could adversely affect the combined company’s business, diminish the combined company’s investment opportunities and weaken its relationships with lenders, business partners, existing and prospective customers and industry personnel, which could materially and adversely affect the combined company.
We and DLR face other risks.
The foregoing risks are not exhaustive, and you should be aware that, following the Mergers, the combined company will face various other risks, including those discussed in reports filed by us and DLR with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated June 8, 2017, by and among DuPont Fabros Technology, Inc., DuPont Fabros Technologies, L.P., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub, LLC, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2017 (Registration No. 001-33748)).

3.1*	Articles of Amendment of DuPont Fabros Technology, Inc.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPONT FABROS TECHNOLOGY, INC.

Date:	July 27, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

DUPONT FABROS TECHNOLOGY, L.P.

		By:	DuPont Fabros Technology, Inc., its sole general partner

Date:	July 27, 2017	By:	/s/ James W. Armstrong
James W. Armstrong Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated June 8, 2017, by and among DuPont Fabros Technology, Inc., DuPont Fabros Technologies, L.P., Digital Realty Trust, Inc., Digital Realty Trust, L.P., Penguins REIT Sub, LLC, Penguins OP Sub 2, LLC, and Penguins OP Sub, LLC (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on June 9, 2017 (Registration No. 001-33748)).

3.1*	Articles of Amendment of DuPont Fabros Technology, Inc.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, Inc.).

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (DuPont Fabros Technology, L.P.).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from DFT’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) consolidated statements of stockholders’ equity and partners’ capital, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

* Filed herewith.